Form 10KSB
period 2000-12-31
EMPS CORP
filed 2001-03-07
CIK 1093430

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2000
                                        ---------------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         --------------      -------------

                      Commission File Number 333-86779
                                            ----------

                              EMPS CORPORATION
                             -----------------
               (Name of small business issuer in its chapter)


     Nevada                                              87-0617371
--------------------------------                ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer  I.D. No.)
incorporation or organization)

875 Donner Way, Unit 705, Salt Lake City, Utah                     84108
-----------------------------------------------                ------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code             (801) 582-1881
                                                          -----------------
Securities registered pursuant to section 12(b) or 12(g) of the Exchange
Act: None

          Securities registered under Section 15 (d) of the Securities Act:

                          Common, $.001 par value

          Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [    ]  No [ X ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X ]

          The issuer's revenue for its most recent fiscal year was: $-0-

          The aggregate market value of the issuer's voting stock held as of December 31, 2000, by non-affiliates of the issuer was approximately $-0-

          As of January 31, 2001, issuer had 865,100 shares of its $.001 par value common stock outstanding.

Transitional Small Business              Disclosure Format. Yes [  ] No [X]
Documents incorporated by reference: none       Exhibit Index is on page 20

          This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statement by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

                                   PART 1

Item 1.   Description of Business

Company History and Business

          EMPS Corporation (the "Company" or "EMPS") was incorporated under the laws of the state of Nevada on July 14, 1998, for the purpose of researching and developing commercial applications for patented technology owned by the Company for a high frequency eddy current separator, which may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The Company is in the development stage.

          The Company acquired Patent No. 5,439,117 issued August 8, 1995, and Patent No. 5,772,043 issued June 30, 1998, from Particle Separation Technologies, L.C., a Utah limited liability company, in exchange for 800,000 shares. Both patents are titled System and Method for Separating Electronically Conductive Particles. The Company acquired the entire right, title and interest in and to the said inventions and patents.

          The Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") on Form SB-1 to register up to 200,000 shares of common stock. The registration statement went effective on October 3, 2000, and closed on January 31, 2001. A total of 65,100 shares were sold for proceeds in the amount of $65,100.

          Also in 2000 the Company filed an application for a research grant with the Department of Energy ("DOE"), through its Office of Industrial Technologies ("OIT") 2000 Inventions and Innovation ("I&I") program. Following DOE evaluation, the Company was one of the 43 projects selected. The Company received a research grant in the amount of one hundred ninety-nine thousand dollars ($199,000) on or about January 16, 2001. This grant must be utilized to research and develop the particle separation technology.



          On January 30, 2001, the Company formed a wholly owned subsidiary, EMPS Research Corporation, a Utah corporation ("ERC"). ERC will manage the research and development efforts to develop and test prototype equipment.

Description of the Company Technology

          The Company is engaged in the business of developing, marketing and licensing its patented technology for use in commercially separating nonmagnetic particulate material by building and testing a High Frequency Eddy-Current Separator ("HFECS"). The Company will develop the prototype primarily for use in recovering metals at foundaries and smelters. The Company anticipates that the HFECS prototype will be capable of separating one ton of particles per hour.

          No known system or method exists in industry for commercially separating nonmagnetic fine particulate material, such as gold, from other materials without chemicals, heat or water. These current methods are expensive and can be environmentally unsafe.

          When water is used as a separation medium, the water carries the particles through machinery, over vibrating tables or centrifugal apparatuses which utilize specific gravity in the separation process. When water is available, its usage often requires significant capital expenditures for pumping systems, infrastructure and continual pump maintenance. Water separation systems can be seasonally restrictive due to weather considerations. After separation, additional energy is needed for the drying processes to remove the moisture from the separated material.

          Chemical methods require great planning and care. Without proper handling and disposal of the caustic chemicals used in these processes, environmental disasters can occur. The long-term environmental effects of chemical separation are only now beginning to be understood. Usually, drying processes are needed to remove the moisture from the separated material.

          Methods utilizing heat require strict attention to the toxic gases created in the energy-intensive burn process. Scrubbers and other apparatuses are needed to capture furnace emissions.

          The Company's invention, uses novel principles that allow separation of electrically conductive, nonmagnetic fine particles in a laboratory setting. Applying the Company's technology on a full-scale basis may be more efficient and safe than other technologies. The Company's technology, however, may prove to be ineffective, uneconomical and may not achieve market acceptance on a full-scale or commercial level. That is why the Company will produce a prototype for further testing and use to determine its feasibility on a commercial scale.

          Electrodynamic separation of nonmagnetic free-flowing materials is accomplished by introducing the material into a region of magnetic field gradient that fluctuates with time. The variable field induces magnetic dipoles in the conducting particles of the material, producing electrodynamic forces that deflect the electrically conducting particles from the imposed magnetic field. Therefore, the conducting particles are separated from the feed material. Research derived from mathematical and actual working models indicate that the invention should specifically address this problem in industry.




          The Company employs the use of an alternating magnetic field in certain configurations to produce an electromagnetic force with frequencies set according to the specific resistivity and size of the particulate material which is to be separated from other material.

          Independent tests were performed on the Company's technology by the Department of Metallurgical Engineering at the University of Utah. After careful consideration by the faculty, it was determined that these experiments warranted special Departmental attention due to the unique nature of the novel principles involved. Independent test results with supporting calculations, data and experiments were implemented by a special team, including two faculty members, and are described by graduate student, Dongman Kim, in a Master's Thesis entitled "Electrodynamic Separation of Conducting Particles in an Alternating Magnetic Field" published in
November, 1998.  The Thesis concludes:

          "In this study, separation of conductive materials from mixed particles has been proved to be successful. Based on what is reported here, a pilot-scale unit can be built for further scale-up to a larger industrial-size unit."

          It is this prototype or "pilot-scale" unit that will be the focus of the Company's financial and technical resources.

          There are many occasions in scientific and industrial applications where materials must be separated from one another. Particularly in the mining industry, valuable metals must be efficiently separated from other materials which are found in ore. In many industrial applications, separation of particles having different sizes and densities relies on the earth's gravity as well as some additional process such as filtration. All such arrangements which have been devised utilizing gravity to separate particles of different densities include one or more drawbacks as are recognized in the art. For example, such arrangements may require water as a carrier for the particles to be separated. Disadvantageously, the water must be removed from the particles after separation. Moreover, in some mining locations, water is not readily available.

          In order to provide efficient separation without water, various apparatus and techniques have been proposed which also utilize some electromagnetic properties of materials, rather than density alone, to separate materials. While the task of separating magnetic materials from non magnetic materials is a relatively easy one, the task of separating a nonmagnetic material from other nonmagnetic materials utilizing the magnetic properties of the materials has been the subject of research in the industry. Still, many problems and drawbacks exist with the proposed schemes. Particularly in the mining industry, there have been numerous attempts to separate materials from one another, for example gold from other materials, based on the differing magnetic properties of the materials.




          One example of a previous scheme is represented by U.S. Pat. No. 5,057,210 to Julius. The Julius reference recognizes that the creation of eddy currents in conductive materials allows a magnetic field to move a nonmagnetic material. The Julius reference, however, utilizes a rotating permanent magnet to generate a changing magnetic field and thus does not recognize critical aspects of the use of induced eddy currents in electrically conductive, nonmagnetic materials.

          Another example of a previous scheme is represented by U.S. Pat. No. 5,161,695 to Roos. The Roos reference also recognizes that the creation of eddy currents in conductive materials allows a changing magnetic field to move particles of a nonmagnetic material. The Roos reference, however, utilizes permanent magnets, as does the Julius reference, and thus does not recognize critical aspects of utilizing induced eddy currents to cause movement of nonmagnetic particles. The scheme of the Roos reference is ineffective.

          In view of the shortcomings inherent in the previously proposed schemes to separate nonmagnetic materials using magnetic force, it is a significant advance in the art to provide a more efficient system and method of separating electrically conductive nonmagnetic materials.

          The primary object of the Company's invention is to provide a practical system and method for separating electrically conductive nonmagnetic fine materials. It is also an object of the Company's invention to provide a system and method for separating electrically conductive nonmagnetic materials which does not rely on moving mechanical parts to achieve separation of the materials. It is further the object of the Company's invention to provide a system and method for separating electrically conductive nonmagnetic fine materials from each other which does not require any liquid.

          The Company's invention provides a system and method for separating electrically conductive, nonmagnetic fine particles which could not otherwise be separated using flotation or filtration schemes. Further, the Company's invention provides a system and method for separating electrically conductive, nonmagnetic fine particles using characteristics such as the specific resistivity and the size of the particle to determine the separation of one material from other materials.

          The Company's invention provides a system for separating first electrically conductive particulate material from one or more other materials. The invention is particularly intended for use with materials in particulate form but can also be used with materials in other forms. The Company's invention can also be used in conjunction with other separation technologies, such as flotation and filtration, which are known in the art. For example, the separation techniques of the present invention can be used before or after materials have been subjected to other separation techniques known in the art.

          The Company's invention includes means for localizing a magnetic field at a first location. The magnetic field is an alternating or oscillating field. In contrast with prior technology, the present invention considers the size of the particle when selecting the frequency. As the size of the particle to be separated decreases, the frequency increases.





          The Company's invention exploits the characteristics of particle electrical specific resistivity and particle size. Thus, in contrast to the previously proposed schemes, the present invention considers the size of the particles in the separation process. For example, some embodiments of the present invention preferably include means for sorting particles having a diameter not larger than about five millimeters and more preferably not larger than about two millimeters. Embodiments of the present invention may also comprise means for measuring the size of the particles of the electrically conductive particulate material so that the operation of the system can be adjusted for best efficiency. Moreover, in contrast to the previously proposed schemes, the present invention considers the specific resistivity of the particles in the separation process.

          Included in the Company's invention is a means for generating an alternating current and for applying it to the means for localizing a magnetic field. The frequency of the alternating current is set according to the specific resistivity or conductivity of the desired material and the size of the particles comprising the desired material. Selected embodiments of the present invention preferably include means for increasing the frequency of the alternating current as the size of the first particles decreases.

          The means for localizing a magnetic field and the means for generating an alternating current cooperate together to create an alternating magnetic field at a location, for example the gap, where separation occurs.
Separation occurs as a result of the alternating magnetic field deflecting the path of the desired material in a different amount than the other material present in the stream is deflected. Structures are also included to function as a means for gathering the first particles as they are separated from the material stream.

          The method of the Company's invention preferably includes the steps of generating an alternating magnetic field, introducing a stream of particles into the magnetic field, the stream of particles including both the desired first particles and undesired second particles. The step of adjusting the frequency of the alternating magnetic field is carried out according to the specific resistivity and the size of the first particles. By properly adjusting or choosing the frequency of the alternating magnetic field, the first particles are imparted a trajectory which is different than the trajectory of the other particles in the particle stream. In order to adjust for the size of the particles, the Company's invention increases the frequency of the alternating magnetic field as the size of the first particles decreases.

          Since the size of the particles greatly influences the separation process, it may be desirable to pre-sort the particles according to size or adjust the size of the particles before being subjected to the alternating magnetic field. Moreover, it is desirable to adjust the velocity of the particles in the particle stream as they enter the magnetic field.

          The particle stream is subjected to the magnetic field for a period of time while the first particles are gathered into one location and the remaining material gathered into another location. The Company's invention has particular application for separating particles of gold from other materials.




          On a laboratory level, the Company's invention separates electrically conductive, nonmagnetic particles based upon the particle's size and the particle's specific electrical resistivity. We believe that applying our technology on a full-scale basis, one type of desired electrically conductive, nonmagnetic particle can be readily separated commercially from other undesired electrically conductive, nonmagnetic particles. Even if the desired and undesired particles are of substantially the same particle size, but the particles have different specific electrical resistivities, the particles can be separated from one another, using the Company's invention.

          The Company believes its invention can be carried out so that particles can be separated from each other in a batch-by-batch fashion or in a continuous flow process. The continuous flow process is presently preferred and more efficient.

          Further, the Company's invention provides a system and method for separating electrically conductive nonmagnetic materials which does not rely on moving mechanical parts to achieve a separation of the particles. The Company's invention also provides a system and method for separating electrically conductive, nonmagnetic particles by producing a magnetic field which induces eddy currents in the particles and causes movement of the particles which are to be separated. Both the electrical conductivity and the size of the particle determine the separation of one type of particle from other types of particles.

Research and Development

          The Company plans to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype. The research and development is scheduled to occur over a period of twenty-four (24) months beginning in February 2001. At the conclusion of this twenty-four months the prototype should be a fully operational piece of equipment. The Company does not plan to market or manufacture the equipment. Rather, it plans to research and develop and test a prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

          The Company is in the process of making the necessary arrangements to do the research and development at a lab located on the University of Utah campus in Salt Lake City and at Altaire Holdings L.C., an electronics lab located in Ogden, Utah. The Company is currently negotiating with both labs and expects to have contracts in place within the next month.

          The Company anticipates that the I&I research grant will provide sufficient funding for approximately two years of research and development. During the two years an estimated $105,000 will be needed for the University of Utah Department of Metallurgical Engineering to test the equipment design and implementation, design a working model and prototype, and to do the needed data analysis and computer modeling. The Company also anticipates that $62,000 will be needed to design, fabricate and assemble a prototype at the Altaire Holding L.C. lab. The remaining $32,000 will be used for travel expenses, patent updates and legal, management and accounting fees. The proceeds received from the SB-1, approximately $65,000, will be used to meet the Company's working capital needs.



Competition

          The Company operates in a highly competitive environment. Current competition consists of companies employing chemical, heat and water separation methods. While these companies have greater resources than the Company, the Company believes that its method of separation gives it a competitive edge. Once developed, the Company's process has the potential of separating a commercial scale amounts of raw material in a short time (one ton per hour), efficiently and without harming the environment.

Advertising and Marketing Strategy

          The Company plans to focus its operations on developing a functional prototype and to seek contracts with entities for licensing its technology for third party manufacturing and use. It is unlikely the Company will secure any licensing agreements until the prototype is further along in its
development.   Until the time a functional prototype is constructed,
approximately two years from February 2001, the Company's advertising and marketing will be limited.

          The Company's marketing efforts, if any, will be primarily directed towards potential licensees of its technology to third parties. The Company may begin immediately seeking such relationships through limited advertizing and marketing through interaction with the target industry and direct contact sales. The Company may seek further exposure through trade journals and symposia. Additionally, the Company may also position itself to assist in environmental clean-up operations through existing companies involved in governmental projects.

Employees

          The Company currently has no full time employees. The officers and directors work on a part time, as needed, basis with no commitment for full time employment. The Company also has a part time project manager and plans to contract with the University of Utah and Altaire Holdings, to research and develop the prototype. While the Company has no agreement or firm commitment with either, both Raj Rajamani and Vladimir Saveliev consult with the Company on an as needed basis. Rajamani and Saveliev are compensated on an as used basis. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees.

Reports to Security Holders

          The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.


Item 2:        Description of Property

Property & Facilities

          The Company uses one-quarter of an 800 square foot office condominium located at 875 Donner Way, Unit 705, Salt Lake City, Utah 84108 for its corporate offices. The Company currently pays no rent for this space pursuant to a verbal agreement with Particle Separation Technologies, L.C.
This free rent is of nominal value. There is no lease agreement with Particle Separation Technologies, L.C. If at any time Particle Separation Technologies, L.C., decides it needs or wants the space, the Company has no right to continue to occupy the space and could be forced to move.

Patents

          The Company owns U.S. Patent 5,772,043, "System and Method for Separating Electrically Conductive Particles" issued on June 30, 1998 and U.S. Patent 5,439,117, "System and Method for Separating Electrically Conductive Particles" issued on August 8, 1995. Both patents expire December 21, 2013. These patents cover the technology which allows the Company to separate nonmagnetic particles from feed material. These patents are very important to the Company's business and add significant value because they give it an exclusive right to the covered technology. Moreover, in the event someone else attempts to use this technology before the patents expire, the Company may have a right to recover damages from that party.

          While the Company believes it could continue to operate following the expiration of the patents, the Company believes its business will be adversely effected. Once the patents expire, the information covered by them will become part of the public domain. It is anticipated that few purchasers would be willing to pay the Company for a license for its technology when it is part of the public domain. Similarly, once this information becomes part of the public domain, others could use that technology to compete directly with the Company, which could adversely effect the Company's business.

Item 3.   Legal Proceedings.

          To the knowledge of management, there is no material litigation pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation to which the Company or any of its directors, officers or affiliates are or would be a party.



Item 4.   Submission of Matters to a Vote of Security Holders

               None.

                                  PART II

Item 5.   Market for Common Equity and Other Shareholder Matters.

          The Company's shares are not traded publicly. The Company, however, has registered securities with the SEC and is currently in the process of applying for a listing on the Over the Counter Bulletin Board ("OTCBB").
The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

          On July 14, 1998, the Company issued 800,000 shares to Particle Separation Technologies, L.C. to acquire Patents to technology. The transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds of SB-1

          Initially, the Company planned to use the proceeds raised in its public offering pursuant to the SB-1 Registration Statement ("SB-1 Offering") to research and develop an HFECS prototype. The Company, however, has since received a grant award in the amount of $199,000 which must be spent on the research and development of the Company's technology. Subsequently, the Company will use the money raised in the SB-1 Offering to meet its working capital needs.

Description of Common Stock.

          The Company has authorized capital stock consisting of 50,000,000 shares of common stock with a $.001 par value. The Company currently has 865,100 shares issued and outstanding, all of which is validly issued, fully paid and non-assessable. Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefore. Any such dividends may be paid in cash, property or shares. The Company has not paid any dividends since inception. All dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, the operating and financial conditions, capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on the shares will be paid in the future.

          All shares have equal voting rights and, when validly issued and outstanding, will have one vote per share on all matters to be voted upon by the shareholders. Cumulative voting in the election of directors is not allowed, and a quorum for shareholder meetings shall result from a majority of the issued and outstanding shares present in person or by proxy. Accordingly, the holders of a majority of the shares present, in person or by proxy at any legally convened shareholders' meeting at which the Board of Directors is to be elected, will be able to elect all directors and the minority shareholders will not be able to elect a representative to the Board of Directors.

          Shares have no preemptive or conversion rights, no redemption or sinking fund provisions, and are not liable for further call or assessment. Each share is entitled to share pro rata any assets available for distribution to holders of its equity securities upon our liquidation.

          During the pendency of the offering, subscribers will have no rights as stockholders until the offering has been completed and the shares have been issued to them.

Description of Stock Options.

          The Board of Directors has adopted the EMPS Corporation 1998 Stock Option Plan (the "Plan") allowing it to offer key employees, officers, directors, consultants and sales representatives, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. To date the Company has not issued any options pursuant to the Plan. The total number of shares reserved and available for distribution under the Plan is 400,000 shares. These shares underlie the options issued by the Company pursuant to the Plan. The option holders will not be protected against dilution if the Company issues additional shares in the future. Neither the options, nor the shares underlying the option have preemptive rights.

          In the case of any reclassification, change, consolidation, merger, sale or conveyance of our shares to another corporation, the Company will make adequate provision whereby the registered holder of any outstanding option will have the right thereafter to receive an exercise of the options immediately prior to the reclassification, change, consolidation, merger, sale or conveyance of the Company shares.

          Other provisions of the options are set forth below. This information is subject to the provisions of the Plan and the Stock Option Certificates representing the options. The following information is a summary of the EMPS Corporation 1998 Stock Option Plan and is qualified by reference to the plan.

          1. The shares underlying the Options offered pursuant to the Plan are subject to the same rights and restrictions as other shares.

          2.   Once an option is granted, it may not be called by the Company.

          3. The options may not be sold prior to six months from the date of the grant of the related award without our prior approval.


          4. Unless exercised within the time provided for exercise, the options will automatically expire.

          5. The exercise price per share purchasable under a stock option shall be determined by the Committee at the time of grant and may not be less that 100% of Fair Market Value of the shares, provided however, that the exercise price of an Incentive Stock Option granted to a 10%
Stockholder shall not be less than 110% of the Fair Market Value of the shares.

          6. There is no minimum number of shares which must be purchased upon exercise of the option.

          7. The option holders, in certain instances, are protected against dilution of their interest represented by the underlying shares upon the occurrence of stock dividends, stock splits, reclassifications and mergers.

Transfer Agent.

          The Company's transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6.   Plan of Operations

          The Company's primary operations over the next twelve months will be research and development activities. As such, the Company plans to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. The research and development is scheduled to occur over a period of twenty-four (24) months beginning in February 2001. At the conclusion of this twenty-four months, the Company anticipates that the prototype will be a fully operational piece of machinery ready to be licensed. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The
Company expects that the prototype will work in smaller commercial settings.

          The Company is in the process of making the necessary arrangements to do the research and development at a lab located on the University of Utah campus in Salt Lake City and at Altaire Holdings L. C., an electronics lab located in Ogden, Utah. The Company is currently negotiating with both labs and expects to have contracts in place within the next month.

          The Company believes the I&I research grant will provide sufficient funding to design and construct a HFECS prototype and to test its effects. The necessary research and development should take approximately two years. During that time an estimated $105,000 will be needed for the University of Utah Department of Metallurgical Engineering to test the equipment design and implementation, design a working model and prototype, and to do the needed data analysis and computer modeling. The Company also believes that $62,000 will be needed to design, fabricate and assemble a prototype at the Altaire Holding L.C. lab. The remaining $32,000 will be used for travel expenses, patent updates and other legal, management and accounting fees related to developing the Company's technology. The proceeds received in the SB-1 Offering, approximately $65,000, will be used to meet the Company's working capital needs.


          The Company has received indications of interest from outside sources seeking to license the technology for use in commercial applications once the prototype testing has proven successful. It is the Company's intent to pursue outside sources to market and exploit the technology. To date, however, the Company has no firm commitments or license arrangements in place.

Item 7.   Financial Statements

          Reference is made to the financial statements and supplementary data set forth in this Form 10-KSB report as indexed in Part IV, Item 13, and by such reference such information is incorporated herein.

Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure

               None.

                                  PART III


Item 9.   Directors, Executive Officers, Promoters and Control  Persons.

          The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within EMPS. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director    Age   Term Served as          Positions with EMPS
Louis Naegle        35    Since August 26, 1998   President, Treasurer, and Director

Timothy L. Adair    35    Since May 18, 1999      Principal Accounting Officer,
                                                  Secretary and Director



     The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

     Louis Naegle, President, Treasurer and Director. Age 35. Mr. Naegle graduated from the University of Utah in 1991 with a Bachelor of Arts degree in Political Science. Mr. Naegle brings over 13 years experience in marketing and sales. He earned top sales awards while working for a large international home builder. In 1996-1997, he owned a successful sales consulting business with annual sales revenue of about $70,000. From 1994 through 1998, Mr. Naegle was employed as a sales agent for Equimark Properties, Inc. Since 1998, he has been a licensed real estate broker.
Mr. Naegle has sold over $30,000,000 in real estate. He currently owns LISN Investments, LC., a limited liability company used for the purchase and sale of real estate. He also brings experience from the international arena where he served as liaison in the former Soviet Union for SATCO International, a trading company specializing in tourism and sales of consumer products.

     Timothy L. Adair, Principal Accounting Officer, Secretary and Director. Age 35. For more than ten years, Mr. Adair has worked at Intermountain Health Care in Salt Lake City. Mr. Adair currently acts as a HR Analysis Manager where he works specifically with Information Systems/Processes and Financial Analysis. Mr. Adair graduated from Brigham Young University in 1988 with a Bachelor of Science degree in Mechanical Engineering and received a Masters of Business Administration from Brigham Young University in 1990. Prior to his current position, Mr. Adair has six years previous experience as a Financial Analyst and a Compensation Analyst. Mr. Adair has had nearly ten years of real estate investment and management experience. He is a Partner of Adlaw, a real estate holding and management partnership. He is also a Member of Forest Property Management LLC, a limited liability company used for the purchase and sale of real estate and accounting services.

Key Consultants
---------------
     Raj K. Rajamani, Ph.D. During the past five years, Dr. Rajamani has been a professor at the Metallurgical Engineering Department of the University of Utah. Mr. Rajamani received his Bachelor of Science in Chemical Engineering at the Annamalai University in Madras, India and received his M. Tech. in Chemical Engineering from the Indian Institute of Technology in Kanpur, India. He later received both an M.E. in Chemical Engineering and a Ph.D. in Metallurgy from the University of Utah. Mr. Rajamani has done research and published extensively on ultra fine grinding, computational fluid dynamics applications, electrodynamic separation of particles and has done modeling of grinding kinetics and charge motion in comminution machines. Mr. Rajamani supports the Company as a consultant on an as needed basis.

     Vladimir Leonidovich Saveliev, Ph.D. During the past five years, Dr. Saveliev has worked as a Senior Researcher at the Institute of Ionosphere and Higher Energy Physics, Academy of Sciences of the Republic of Kazakhstan, in Almaty, Kazakhstan. Dr. Saveliev specializes in the fields of plasma physics, electrodynamics, propagation of radio waves, kinetic theory, applied mathematics, Monte-Carlo method and numerical simulation.



His extensive education includes a 1966 Specialized Physics, Mathematics and Chemistry certificate, a 1971 Master of Science degree from Novosibirsk State University in Physics, 1982 Degree, Candidate of Physical and Mathematical Sciences, which is equivalent to a Ph.D. Defended at the Institute of Theory and Applied Mechanics, Novosibirsk Scientific Center and a 1990 Academic Rank of Senior Researcher, certified by the High Certification Committee at Ministry Council of USSR. Dr. Saveliev began his professional career at the Institute of High Energy Physics, Academy of Sciences of SazSSR in 1971. He has been advisor to the Ph.D. Thesis of several scientists and a Senior Researcher, Scientific Consultant, Leading Researcher. He is a member of the American Mathematic Society, Referee of European Physics Letters and other journals, Expert of Ministry of Science
- Academy of Sciences Republic of Kazakhstan. Dr. Saveliev is widely published in the areas of electromagnetics, plasma dynamics and ionosphere excitation.

Indemnification of Directors and Officers.

     There are no provisions in the Nevada corporation law or the Articles of Incorporation of the Company requiring the Company to indemnify any of its officers and directors. The Articles of Incorporation of the Company provide for indemnification as follows:

     1) No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any action taken or an failure to take any action as a director, except as provided in this Article.

     2) The limitation of liability contemplated in this Article shall not extend to (a) the amount of a financial benefit received by a director to which he is not entitled, (b) an intentional infliction of harm on the corporation or the shareholders, (c) an intentional violation of criminal law, or (d) unlawful distributions.

     3) Any repeal or modification of this Article by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers and directors of the Company pursuant to the provisions of the Company's Certificate of Incorporation, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Item 10. Executive Compensation.

     The following chart sets forth the compensation paid to each Officer and Director of the Company, from the Company, for the last twelve months and the planned compensation during the next twelve months.


                         SUMMARY COMPENSATION TABLE

               Annual Compensation
                                                              Compensation
                                               Long Term         Payouts
                                      Other    Awards
Name and                              Annual   Restricted                All
Principal                     Bonus   Compen   Stock    Options          Other
Position       Year  Salary   $       -sation  Awards   /SARs    LTIP    Payout

Louis Neagle   2001  -0-      -0-     -0-      -0-      -0-      -0-     -0-
President      2000  -0-      -0-     -0-      -0-      -0-      -0-     -0-

Tim Adair      2001  -0-      -0-     -0-      -0-      -0-      -0-     -0-
Secretary      2000  -0-      -0-     -0-      -0-      -0-      -0-     -0-

     No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.

     Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. The Company has no agreement at this time, with any officer, director or key employee, regarding employment with the Company or compensation for services.

     The Company has no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems to be reasonable under the circumstances.

Employment Contracts and Termination of Employment and Change in Control Arrangement

     The Company has no employment agreements with its employees or executive officers. In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a Change in the executive officer's responsibilities after a change in control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The term "beneficial owner" refers to both the power of investment and the right to buy and sell shares of EMPS. It also refers to rights of ownership or the right to receive distributions from EMPS and proceeds from the sale of EMPS shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

Type of                            Amount & Nature of
Security    Name and Address       Beneficial Ownership     % of Class
----------- ---------------------  --------------------     -----------
Common      Louis Naegle                  -0-                  -0-
            1020 E. 900 N.
            Bountiful, UT 84010

                                     16
Common      Timothy L. Adair              -0-                  -0-
            4811 S. 1115 E.
            Salt Lake City, UT 84117

Common      Particle Separation
            Technologies LC.             800,000                92%
            3500 Pine Valley Road
            Woodland, Utah 84036

Common      Stephen Smoot and
            Jill Smoot, Trustees         800,000                92%
            The Stephen & Jill
            Smoot Family Trust
            3500 Pine Valley Road
            Woodland, Utah 84036
--------------------------------------------------------------------------
All officers and directors                 -0-                 -0-
as a group (2 persons)
==========================================================================
            TOTAL                      800,000                  92%
--------------------------------------------------------------------------

     Mr. Naegle and Mr. Adair are officers and directors of EMPS.

     The Stephen & Jill Smoot Family Trust is the beneficial owner of Particle Separation Technologies, L.C. Therefore, shares that are in the registered name of Particle Separation Technologies, L.C., are counted as shares owned by The Stephen & Jill Smoot Family Trust.

     Stephen Smoot and Jill Smoot are the trustees of the Stephen & Jill Smoot Family Trust, which was established for the benefit of their six children. As trustees, Mr. and Mrs. Smoot have voting and investment power over the shares held in the Trust and may be deemed to be the beneficial owners of the shares held by the Trust.

Change in Control

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     The Company is not expected to have significant dealings with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

                                  PART IV

Item 13. Exhibits, financial statements, schedules and reports on Form 8-K.

     (a) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 2000.

                                     17
     (c) Exhibits

Exhibit
Number         Title of Document                                  Location
------------   --------------------------------------         -------------
3.01           Articles of Incorporation                         As filed *

3.02           Bylaws                                            As filed *

*Incorporated by reference to the Form SB-1 Registration Statement filed by the Company on September 9, 1999.









                         [Left Blank Intentionally]





                                     18


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                         EMPS CORPORATION

                                         /s/ Louis Naegle
Date:     February 28, 2001              ----------------------------------
                                         Louis Neagle
                                         President



                                         /S/ Tim Adair
Date:     February 28, 2001              ----------------------------------
                                         Tim Adair
                                         Secretary



                       INDEX TO FINANCIAL STATEMENTS


     The following documents are filed as part of this report:

     Report of Independent Accountants.

     Financial Statements and Schedules:

          Balance Sheet as of December 31, 2000

          Statement of Operations from inception through December 31, 2000

          Statement of Stockholder's Equity

          Statements of Cash Flows for the year ended December 31, 2000 and for the Period from inception through December 31, 2000

     Notes to the Financial Statements

     All schedules omitted are not applicable, not required or the required information is included in the financial statements thereto.














                                     20




















                              EMPS CORPORATION
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                                   WITH

                        INDEPENDENT AUDITOR'S REPORT



                              EMPS CORPORATION
                       (A Development Stage Company)


                                  CONTENTS


                                                                       PAGE


Independent Auditor's Report                                             1

Balance Sheets                                                           2

Statements of Operations                                                 3

Statement of Stockholders' Equity                                        4

Statements of Cash Flows                                                 5

Notes to Financial Statements                                            6



/Letterhead/

Independent Auditor's Report
----------------------------

Board of Directors
EMPS CORPORATION


I have audited the accompanying balance sheets of EMPS Corporation (A development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from inception (July 14, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMPS Corporation (A development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from Inception (July 14, 1998) to December 31, 2000 in conformity with generally accepted accounting principles.

As discussed on Notes 1 and 8, the Company has been in the development stage since its inception on July 14, 1998. The Company has limited operating capital with current assets exceeding current liabilities by $18,309, and has no operations with net losses from inception. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



                                                 /S/ David T. Thomson, P.C.
Salt Lake City, Utah
February 16, 2000



                              EMPS CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEETS

                                   ASSETS

                                                December 31,   December 31,
                                                    2000           1999
                                              -------------- --------------
CURRENT ASSETS:
  Cash on hand                                 $     50,012   $          -
                                              -------------- --------------

     Total Current Assets                            50,012              -
                                              -------------- --------------

OTHER ASSETS:
  Deferred offering costs                             5,472          9,152
  Patents, net of amortization
    of $130 and $76                                     670            724
                                              -------------- --------------
     Total Other Assets                               6,142          9,876
                                              -------------- --------------
TOTAL ASSETS                                  $      56,154  $       9,876
                                              ============== ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $      26,138  $       6,270
  Accrued interest payable                              514            128
  Due to Parent                                       5,051          3,711
                                              -------------- --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
          50,000,000 shares authorized,
          850,000 and 800,000 shares issued
          and outstanding respectively                       850            800
  Additional paid-in capital                         26,907          1,000
  Deficit accumulated in the development stage       (3,306)        (2,033)
                                              -------------- --------------
     Total Stockholders' Equity (Deficit)            24,451           (233)
                                              -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      56,164  $       9,876
                                              ============== ==============


 The accompanying notes are an integral part of these financial statements
                                     2

                              EMPS CORPORATION
                       (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

                                     For the        For the     Cumulative
                                    Year Ended    Year Ended    During the
                                   December 31,  December 31,   Development
                                        2000          1999         Stage
                                   ------------  ------------  ------------
REVENUE
  Interest income                   $       22    $        -    $       22
                                   ------------  ------------  ------------

EXPENSES
  Amortization expense                      54            56           230
  Professional fees                        700           505         1,204
  Filing fees                               95            85           180
  Interest                                 446           158           605
                                   ------------  ------------  ------------
     Total Expenses                      1,295           804         2,219
                                   ------------  ------------  ------------

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE             (1,273)         (804)       (2,197)
  Cumulative effect of accounting
    change                                   -        (1,109)       (1,109)
                                   ------------  ------------  ------------

NET INCOME (LOSS)                  $    (1,273)  $    (1,913)  $    (3,306)
                                   ============  ============  ============

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                  $         -   $     (0.00)  $     (0.00)
                                   ============  ============  ============

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                             $         -   $     (0.00)  $     (0.00)
                                   ============  ============  ============

EARNINGS (LOSS) PER SHARE          $     (0.00)  $     (0.00)  $     (0.00)
                                   ============  ============  ============




 The accompanying notes are an integral part of these financial statements

                              EMPS CORPORATION
                       (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                                                Accumulated
                               Common Stock          Additional  During the
                         ------------------------     Paid-in   Development
                             Shares       Amount      Capital      Stage
                         --------------------------------------------------
BALANCE, July 14, 1998
(inception)                        -    $       -  $        -    $       -

Shares issued to parent
 in exchange for
 assignment of patents
 at par value of $.001
 per share,
 July 14, 1998               800,000          800           -            -

Capital contributed to
 the Company to pay
 costs                             -            -       1,000            -

Net income (loss) from
 inception (July 14,
 1998) to December
 31, 1998                          -            -           -         (120)
                         --------------------------------------------------
BALANCE, December
 31, 1998                    800,000          800       1,000         (120)

Net income (loss) for
 the year ended
 December 31, 1999                 -            -           -       (1,913)
                         --------------------------------------------------
BALANCE, December
 31, 1999                    800,000          800       1,000       (2,033)

Issuance of shares
 for cash pursuant to
 public offering of
 common stock at $1.00
 per share on
 December 25, 2000            50,000           50      49,950            -

Offering costs
 associated with
 shares issued                     -            -     (24,043)           -

Net income (loss) for
 the year ended
 December 31, 2000                 -            -           -       (1,273)
                         --------------------------------------------------
BALANCE, December
 31, 2000                    850,000     $    850  $   26,907   $   (3,306)
                         ==================================================

 The accompanying notes are an integral part of these financial statements
                                      4

                              EMPS CORPORATION
                       (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                               For the       For the      Cumulative
                                             Year Ended     Year Ended    During the
                                             December 31,  December 31,   Development
                                                 2000          1999          Stage
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash from interest                         $        22   $         -   $        22
  Cash paid for expense                             (245)         (247)         (492)
                                             ------------  ------------  ------------
     Total cash used in operating activities        (223)         (247)         (470)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Organization costs                                   -             -        (1,000)
                                             ------------  ------------  ------------
     Total cash used in investing activities           -             -        (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributed to the Company                   -             -         1,000
  Advances from Parent                             1,340         3,711         5,051
  Sale of common stock for cash                   50,000             -        50,000
  Deferred offering costs                         (1,105)       (3,464)       (4,569)
                                             ------------  ------------  ------------
     Total cash provided by
     financing activities                         50,235           247        51,482
                                             ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                   50,012             -        50,012
                                             ------------  ------------  ------------
CASH - BEGINNING OF PERIOD                             -             -             -
                                             ------------  ------------  ------------
CASH - END OF PERIOD                         $    50,012   $         -   $    50,012
                                             ============  ============  ============
RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

  NET INCOME (LOSS)                          $    (1,273)  $    (1,913)  $    (3,306)
                                             ------------  ------------  ------------
Adjustment to reconcile net income (loss) to
 net cash provided (used) by operating activities
  Cumulative effect of accounting change               -         1,109         1,109
  Amortization of organization and patent costs       54            56           230
  Change in assets and liabilities
     Accrued interest                                386           128           514
     Accounts payable                                610           373           983
                                             ------------  ------------  ------------
       Total Adjustments                           1,050         1,666         2,836
                                             ------------  ------------  ------------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                  $      (223)  $      (247)  $      (470)
                                             ============  ============  ============
NONCASH TRANSACTIONS
Accounts payable for organization costs      $         -   $         -   $       209
                                             ------------  ------------  ------------
Accounts payable for deferred offering costs $    19,838   $     1,899   $    26,740
                                             ------------  ------------  ------------
Common stock issued for assignment of patents$         -   $         -   $       800
                                             ------------  ------------  ------------

 The accompanying notes are an integral part of these financial statements
                                     5

                              EMPS CORPORATION
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization - EMPS Corporation (The Company) was organized under the laws of the State of Nevada on July 14, 1998 and has elected a fiscal year end of December 31st . The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has acquired two patents having to do with the business purpose outlined above.

          Financial statements - The accompanying financial statements include only the accounts of EMPS Corporation and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (Parent) which is its Parent Company. At December 31, 2000 and 1999, the Parent owned 94% and 100% of the common stock of EMPS Corporation respectively.

          Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

          Organization Costs - The Company was amortizing its organization costs, which reflected amounts expended to organize the Company, over sixty (60) months using the straight-line method. In 1998, the Accounting Standards Executive Committee (AsSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of accounting change of $1,109.

          Assignment of Patent Rights - The Company is amortizing its cost associated with the acquisition of its patents over 14.5 and 15.4 years using the straight-line method. These lives are the legally remaining protected lives of the patents. Amortization expense shown from 1999 forward is for patents only.

          Income Taxes - Due to losses at December 31, 2000 and 1999, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

          Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have non-cash investing activities during 2000 and 1999.

                                     6

                              EMPS CORPORATION
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE   2  -  EQUITY TRANSACTIONS

          The Company on July 14, 1998 issued 800,000 of $.001 par value common stock to its Parent Company to acquire Patents to technology explained above in the organization footnote. The stock was valued at par value for a total acquisition cost of $800 (see Note 4). At December 31, 1998 $1,000 was contributed to the Company to pay certain cost to organize the Company. The Company has recorded the contributed capital as additional paid-in capital in its financial statements.

          Effective January 31, 2001, the Company completed its public offering of its common stock. The stock was sold at $1.00 per share. The Company sold 65,100 shares of its common stock for a total of $65,100. Through January 31, 2001 the direct costs of the offering were $31,225. During December 31, 2000, the Company sold 50,000 shares of its common stock for $50,000 and those shares were issued since the Company had met the 50,000 minimum shares sales amount under its offering of common stock.

NOTE    3  -  RELATED PARTY TRANSACTIONS

          The Parent is providing free office space to the Company, the free rent has been determined to have only nominal value.

          The Company has no employees.  As of  December 31, 2000 and 1999
          no compensation     has been paid or accrued to any officers or
          directors of the Corporation due to the fact that it is of only nominal value.

NOTE   4   -   ASSIGNMENTS OF PATENTS TO THE COMPANY

          As outlined above, the Parent has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to its Parent.

NOTE   5   -   STOCK OPTION PLAN

          The Company has adopted a stock option plan. The total number of shares of common stock reserved and available for distribution under the Plan shall be 400,000 shares. At December 31, 2000 and 1999 no options have been granted. The Company can grant incentive stock options or Non-qualified stock options. The grant holding period, the term of the grant, the grant exercise price, when the grant can be exercisable, and the method of exercise are detailed in the stock option plan.
                                     7
                            EMPS CORPORATION
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

NOTE   6   -   INCOME TAXES

          At December 31, 2000 and 1999 the Company had net federal operating losses (NOL) of $2,681 and $1,166 which can be carried forward to offset operating income. The Company's NOL's will expire between the years 2020 and 2018. Valuation allowances of $496 and $305 have been established for deferred tax assets associated the above NOL's for 2000 and 1999 and for the amortizing of organization costs for tax purposes from 2000 forward. The change in the NOL allowances for 2000 and 1999 was $191 and $287.

NOTE   7   -   GOING CONCERN

          The Company has experienced losses of $1,273 and $1,913 in 2000 and 1999 and has experienced losses from its inception. The Company has limited operating capital, no income and is a development stage company. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet it operating requirements, and the success of its future ability to meet expenses until it commences operations in a profitable manner.

          Management believes their plans will provide the corporation with the ability to continues in existence at least for the next 12 months. Management plans to maintain its filings for corporate existence and to limited expenses to the minimum to remain in existence. Management believes that expenses will be at a level so that cash on hand after the payment of existing expense will be adequate for the next 12 months. If not, the Company may require additional advances or loans from its Parent or stockholders. Management believes these efforts will maintain the entity as a going concern

NOTE   8  -   DEPARTMENT OF ENERGY AWARD

          The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program, has selected the Company for negotiation of award based on the Company's application titled "Development of a High-Frequency Eddy-Current Separator". The I&I award is in the amount of $199,000.

NOTE   9  -   SUBSEQUENT EVENTS

          On February 15, 2001, the Company acquired EMPS Research Corporation (Research) as a wholly-owned Subsidiary in a business combination to be accounted for as a purchase. Research was incorporated on January 31, 2001 in the State of Utah. Research had no operations from inception to the time it was acquired by the Company. The Company received all of the issued and outstanding common shares of Research (1,000,000 shares) for organizational and development services provided by the Company. The purchase price will not exceed the fair value of the net assets of Research.