Form 10QSB
period 2000-09-30
EMPS CORP
filed 2001-05-08
CIK 1093430

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  September 30, 2000                                        333-86779

                              EMPS CORPORATION
                             -----------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ---------
       (State or other jurisdiction of incorporation or organization

                                 87-0617371
                                -----------
                    (I.R.S. Employer Identification No.)

            875 Donner Way, Unit 705, Salt Lake City, Utah 84108
                  (Address of principal executive offices)

                               (801) 582-1881
                               --------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X   No
          -----     -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

         Common stock, par value $.001; 865,100 shares outstanding
                            as of April 30, 2001
                       PART I - FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

                              EMPS CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEET

                                   ASSETS

                                                    September     December
                                                     30, 2000     31, 1999
                                                  ------------ ------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash in bank                                    $     -      $     -
                                                  ------------ ------------
  Total Current Assets                                  -            -
                                                  ------------ ------------
OTHER ASSETS
  Deferred offering costs                              24,461        9,152
  Patents, net of amortization of $117 and $76            683          724
                                                  ------------ ------------
  Total Other Assets                                   27,144        9,876
                                                  ------------ ------------
TOTAL ASSETS                                      $    27,144  $     9,876
                                                  ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    23,084  $     6,270
  Accrued interest payable                                400          128
  Due to Parent                                         5,051        3,711
                                                  ------------ ------------
  Total Current Liabilities                            28,535       10,109

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 50,000,000
   shares authorized, 800,000 and 800,000
   shares issued and outstanding respectively             800          800
  Additional paid-in capital                            1,000        1,000
  Deficit accumulated during development stage         (3,191)        (233)
                                                  ------------ ------------
  Total Stockholders' Equity (Deficit)                 (1,391)     (2,033)
                                                  ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    27,144  $     9,876
                                                  ============ ============

                See Notes to Condensed Financial Statements.

                              EMPS CORPORATION
                       (A Development Stage Company)

                                (Unaudited)

                              For the Three         For the Nine     During the
                               Months Ended         Months Ended     Development
                               September 30,        September 30,       Stage
                         -------------------------------------------------------
                            2000       1999       2000       1999
                         ---------- ---------- ---------- ----------
REVENUE
  Interest income        $     -    $     -    $     -    $     -     $     -

EXPENSES
  Professional fees            150        150        700        505       1,205
  Filing and bank fees          85         85         85         85         170
  Interest                     105         47        332         69         490
  Amortization expense          14         14         41         42         217
                         ---------- ---------- ---------- ----------  ----------
     Total expenses            354        296      1,158        701       2,082
                         ---------- ---------- ---------- ----------  ----------
NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE             (354)      (296)    (1,158)      (701)     (2,802)
  Cumulative effect of
   accounting change for
   organizational costs          0          0          0     (1,109)     (1,109)
                         ---------- ---------- ---------- ----------  ----------
NET INCOME (LOSS)        $    (354) $    (296) $  (1,158) $  (1,810)  $  (3,191)
                         ========== ========== ========== ==========  ==========
EARNINGS (LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE        $    0.00  $    0.00  $    0.00  $    0.00   $    0.00

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE        $    0.00  $    0.00  $    0.00  $    0.00   $    0.00
                         ---------- ---------- ---------- ----------  ----------
INCOME (LOSS) PER SHARE  $    0.00  $    0.00  $    0.00  $    0.00   $    0.00
                         ========== ========== ========== ==========  ==========





                  See Notes to Condensed Financial Statements.

                                EMPS CORPORATION
                          (A Development Stage Company)

                          CONDENSED STATEMENT OF CASH FLOWS

                                     (Unaudited)

                                                         For the Nine
                                                         Months Ended     Cumulative
                                                         September 30,       During
                                                              -------------------- Development
                                                       2000       1999         Stage
                                                    ---------- ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash paid for expenses                            $    (235) $     -     $    (482)
                                                    ---------- ----------  ----------
     Net Cash Provided (Used) by
     Operating Activities                                (235)       -          (482)
                                                    ---------- ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational costs                                    -          -        (1,000)
                                                    ---------- ----------  ----------
     Net Cash Provided (Used) by
     Investing Activities                                 -          -        (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributed to the Company                     -           -         1,000
  Advance from Parent                                   1,340      2,075       5,051
  Deferred offering costs                              (1,105)    (2,075)     (4,569)
                                                    ---------- ----------  ----------
     Net Cash Provided (Used) by
     Financing Activities                                 235        -         1,482
                                                    ---------- ----------  ----------
NET INCREASE (DECREASE) IN CASH                           -          -           -
                                                    ---------- ----------  ----------
CASH - BEGINNING OF PERIOD                                -          -           -
                                                    ---------- ----------  ----------
CASH - END OF PERIOD                                $     -    $     -     $     -
                                                    ========== ==========  ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                   $  (1,158) $  (1,810)  $  (3,191)
                                                    ---------- ----------  ----------
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating
activities
  Amortization of organization costs                       41         42         217
  Cumulative change in accounting principle               -        1,109       1,109
  Change in assets and liabilities
   Increase (decrease) in accounts payable                610        590         983
   Increase (decrease) in accrued interest                272         69         400
                                                    ---------- ----------  ----------
     Total Adjustments                                    923      1,810       2,709

NET CASH (USED) BY OPERATING ACTIVITIES             $    (235) $     -     $    (482)
                                                    ---------- ----------  ----------
NONCASH TRANSACTIONS

  Accounts payable for organization costs           $    -     $    -      $     209
  Accounts payable for deferred offering costs      $   9,224  $   1,889   $  16,126
  Common stock issued for assignment of patents     $    -     $   1,109   $     800

                See Notes to Condensed Financial Statements.
                                     4


                              EMPS CORPORATION
                       (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

ITEM 2.  PLAN OF OPERATIONS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

General
-------
     The Company's primary operations over the next twelve months will be to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. The research and development is scheduled to occur over a period of twenty-four
(24) months beginning in February 2001. At the conclusion of this twenty-four months, the Company anticipates that a prototype will be a fully operational piece of machinery ready to be licensed. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

     The Company is in the process of making the necessary arrangements to do the research and development at a lab located on the University of Utah campus in Salt Lake City and at Altaire Holdings L. C., an electronics lab located in Ogden, Utah. The Company is currently negotiating with both labs and expects to have contracts in place in the near future.


     On or about January 16, 2001, the Company received a research grant in the amount of one hundred ninety-nine thousand dollars ($199,000) from the Department of Energy ("DOE"), through its Office of Industrial Technologies ("OIT") 2000 Inventions and Innovation ("I&I") program. This grant must be utilized to research and develop the particle separation technology.

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


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified and there has been no sales of unregistered securities since the filing of the registration statement on Form SB-1.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EMPS Corporation

May 6, 2001                          /s/ Louis Naegle
                                     ----------------------
                                     Louis Naegle
                                     President



May 6, 2001                          /s/ Timothy L. Adair
                                     -----------------------
                                     Timothy L. Adair
                                     Secretary

















