Form 10QSB
period 2001-03-31
EMPS CORP
filed 2001-05-15
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     For the Quarter Ended                                Commission File Number
          March 31, 2001                                          333-86779

                                EMPS CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   87-0617371
                      (I.R.S. Employer Identification No.)

              875 Donner Way, Unit 705, Salt Lake City, Utah 84108
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 582-1881
                                 ---------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                                      -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X  No
          ----       ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 865,100 shares outstanding as of May 14, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         EMPS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------
CURRENT ASSETS
       Cash in Bank                                   $    26,660   $    50,012
       Prepaid expenses                                       550             -
                                                      ------------  ------------
          Total Current Assets                             27,210        50,012
                                                      ------------  ------------
OTHER ASSETS

       Deferred offering costs                                  -         5,472
       Patents, net of amortization of
        $160 and $130                                       2,610           670
                                                      ------------  ------------
          Total Other Assets                                2,610         6,142
                                                      ------------  ------------
TOTAL ASSETS                                          $    29,820   $    56,154
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                               $    31,350   $    26,138
       Accrued interest payable                                 -           514
       Due to Parent                                            -         5,051
                                                      ------------  ------------
          Total Current Liabilities                        31,350        31,703
                                                      ------------  ------------
STOCKHOLDERS' EQUITY
       Common stock; $.001 par value, 50,000,000
        shares authorized, 865,100 and 850,000
        shares issued and outstanding respectively            865           850
       Additional paid-in capital                          32,630        26,907
       Deficit accumulated during the development
        stage                                             (35,025)       (3,306)
                                                      ------------  ------------
          Total Stockholders' Equity (Deficit)             (1,530)       24,451
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    29,820   $    56,154
                                                      ============  ============

                 See Notes to Consolidated Financial Statements

                         EMPS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three
                                                                Months Ended    Cumulative
                                                                 March 31,      During the
                                                        ------------------------Development
                                                2001        2000         Stage
                                            ----------- -----------  -----------
REVENUE
  Interest income                           $      318  $        -   $      340
                                            ----------- -----------  -----------

EXPENSES
  Federal grant expenses                        26,267           -       26,267
  Professional fees                              5,217           -        6,421
  Filing and bank fees                             483           -          663
  Interest                                          40         113          645
  Amortization expense                              30          14          260
                                            ----------- -----------  -----------
     Total expenses                             32,037         127       34,256
                                            ----------- -----------  -----------

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                              (31,719)       (127)     (33,916)
  Cumulative effect of accounting
  change for organization costs                      -           -       (1,109)
                                            ----------- -----------  -----------
NET INCOME (LOSS)                           $  (31,719) $     (127)  $  (32,025)
                                            =========== ===========  ===========

EARNINGS (LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE                    $    (0.04) $    (0.00)  $    (0.04)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                           $    (0.00) $    (0.00)  $    (0.00)
                                            ----------- -----------  -----------
INCOME (LOSS) PER SHARE                     $    (0.04) $    (0.00)  $    (0.04)
                                            =========== ===========  ===========


               See Notes to Consolidated Financial Statements

                      EMPS CORPORATION AND SUBSIDIARY
                        (Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 For the Three
                                                                  Months Ended    Cumulative
                                                                   March 31,      During the
                                                          ------------------------Development
                                                  2001         2000        Stage
                                              -----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from interest received                 $      318            -  $      340
  Cash paid for interest                            (555)           -        (555)
  Cash paid for grant expenses                   (26,817)           -     (26,817)
  Cash paid for expenses                          (3,417)           -      (3,909)
                                              -----------  ----------- -----------
     Net Cash Provided (Used) by
     Operating Activities                        (30,471)           -     (30,941)
                                              -----------  ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Patents                                         (1,970)           -      (1,970)
  Organization costs                                   -            -      (1,000)
                                              -----------  ----------- -----------
     Net Cash Provided (Used) by
     Investing Activities                         (1,970)           -      (2,970)
                                              -----------  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributed by the Company                   -            -       1,000
  Advances (payments) - Parent                    (5,051)           -           -
  Sale of common stock                            15,100            -      65,100
  Deferred offering costs                           (960)           -      (5,529)
                                              -----------  ----------- -----------
     Net Cash Provided (Used) by
     Financing Activities                          9,089            -      60,571
                                              -----------  ----------- -----------
NET INCREASE (DECREASE) IN CASH                  (23,352)           -      26,660

CASH - BEGINNING OF PERIOD                        50,012            -           -
                                              -----------  ----------- -----------
CASH - END OF PERIOD                          $   26,660   $        -  $   26,660
                                              ===========  =========== ===========
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                             $  (31,719)  $     (127) $  (35,025)
                                              -----------  ----------- -----------
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating
activities
 Amortization of organization and patent costs        30           14         260
 Cumulative change in accounting principle             -            -       1,109
 Change in assets and liabilities
  (Increase) in prepaid expenses                    (550)           -        (550)
   Increase (decrease) in accounts payable         2,282           30       3,265
   Increase (decrease) in accrued interest          (514)          83           -
                                              -----------  ----------- -----------
     Total Adjustments                             1,248          127       4,084
                                              -----------  ----------- -----------
NET CASH (USED) BY OPERATING ACTIVITIES       $  (30,471)  $        -  $  (30,941)
                                              ===========  =========== ===========

NON CASH TRANSACTIONS
Part of consideration to purchase shares of
 Subsidiary - patents                         $    2,636   $        -  $        -
                                              ===========  =========== ===========
Accounts payable for organization costs       $        -   $        -  $      209
                                              ===========  =========== ===========
Accounts payable for deferred offering costs  $    2,930   $        -  $   29,670
                                              ===========  =========== ===========
Common stock issued for assignment of patents $    2,636   $        -  $    3,436
                                              ===========  =========== ===========


               See Notes to Consolidated Financial Statements

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization  -  EMPS Corporation (the Company) was organized under the laws of the State of Nevada on July 14, 1998 and has elected a fiscal year end of December 31st . The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. On February 15, 2001, the Company purchased all of the issued and outstanding shares of EMPS Research
Corporation (Research) (See note 7).   The Company and its Subsidiary have
not commenced planned principle operations and are considered development stage companies as defined in SFAS No. 7.

  Financial Statements - The accompanying financial statements include only the accounts of EMPS Corporation and its wholly-owed subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At March 31, 2001, December 31, 2000 and 1999, the PST owned 92.5%, 94% and 100% of the common stock of EMPS Corporation respectively.

  Consolidation Policy   -   The consolidated balance sheet, statement
of operations, and statement of cash flows at March 31, 2001, include the accounts of The Company and its wholly-owned subsidiary (Research). The consolidated statement of operations and statements of cash flows at March 31, 2000, excludes the Research financial information because Research was not in existence at that time. Intercompany transactions and balances have been eliminated in consolidation.

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

  Assignment of Patent Rights - The Company is amortizing its cost associated with the acquisition of its patents over a remaining life of
12.8 years using the straight-line method. These lives are the legally remaining protected lives of the patents. Amortization expense shown from 1999 forward is for patents only.

  Income Taxes - Due to losses at March 31, 2001, December 31, 2000 and 1999, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have non-cash investing activities during 2000 and 1999.

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                  NOTES TO UNUADITED FINANCIAL STATEMENTS

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

  The Company on July 14, 1998 issued 800,000 shares of $.001 par value common stock to PST to acquire Patents to technology explained above in the organization footnote. The stock was valued at par value for a total acquisition cost of $800 (see Note 4). At December 31, 1998, $1,000 was contributed to the Company to pay certain cost to organize the Company. The Company has recorded the contributed capital as additional paid-in capital in its financial statements.

  Effective January 31, 2001, the Company completed a public offering of its common stock. The stock was sold at $1.00 per share. The Company sold 65,100 shares of its common stock for a total of $65,100. The direct costs of the offering were $33,405.

NOTE    3  -  RELATED PARTY TRANSACTIONS

  PST is providing free office space to the Company, to date, the free rent has been determined to have only nominal value.

  The Company has no employees. Starting in the first quarter of 2001, compensation was paid to the project manager of the government grant issued to Research (see note 6) in the amount of $8,000. The project manager is a related party to Research through PST. As of December 31, 2000 and 1999 no compensation was paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

NOTE   4   -   ASSIGNMENTS AND  PURCHASE OF PATENTS TO THE COMPANY

  As outlined above, PST has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to PST. During the quarter ended March 31, 2001, the Company also purchased, using cash, an additional patent from PST for a cost of $1,970. These patents were then assigned to Research. (See Note 7).

NOTE   5   -   INCOME TAXES

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

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   5   -   INCOME TAXES - CONTINUED

  At March 31, 2001, the Company and Research had consolidated interim losses of $31,719. Losses for the year 2001, if any, will expire in 2021. A valuation allowance of $4,758 has been established for the March 31, 2000 interim loss.

NOTE   6  -   DEPARTMENT OF ENERGY AWARD AND GRANT

  The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program on February 15, 2001 notified Research that it intended to negotiate and award a grant
to Research.   Research had written approval to incur pre-award costs for work performed under the agreement for expenses incurred after February 1, 2001. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". On May 3, 2001, Research got final notice of the
grant approval  in the amount of $199,000.   The grant runs form February
1, 2001 to February 1, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through March 31, 2001, Research has incurred grant expenses in the amount of $26,267. Research is in the process of billing DOE for reimbursement of those expenses.

NOTE   7  -   BUSINESS COMBINATION

  On January 31, 2001, the Company formed EMPS Research Corporation (Research) as a wholly-owned Subsidiary in a business combination to be accounted for as a purchase. Research was incorporated on January 31, 2001 in the State of Utah. Research had no operations from inception to the time it was acquired by the Company. The Company owns all of the issued and outstanding common shares of Research (1,000,000 shares). The consideration given by the Company to Research for its shares was $2,100 of cash, payment of organization costs of $264 on behalf of Research, and the assignment of three Patents owned by the Company to Research at their book value at time of acquisition in the amount of $2,636. Thus the total purchase price of the 1,000,000 shares of Research to the Company was $5,000.


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

General
-------
  The Company's primary operations over the next twelve months will be to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. On January 30, 2001, the Company formed a wholly owned subsidiary, EMPS Research Corporation, a Utah corporation ("ERC"). On February 14, 2001, in exchange for 1,000,000 restricted common shares of ERC, the Company assigned its three patents to ERC at their book value of $2,636, provided ERC $2,100 cash and paid organizational costs of $264 on behalf of ERC. ERC will manage the research and development efforts to develop and test prototype equipment for the Company.

  On or about January 16, 2001, the Company received a research grant in the amount of one hundred ninety-nine thousand dollars ($199,000) from the Department of Energy ("DOE"), through its Office of Industrial Technologies ("OIT") 2000 Inventions and Innovation ("I&I") program. This grant must be utilized to research and develop the particle separation technology.

  Research and development of the technology began in February of 2001 and is scheduled to continue through January 2003. By February 2003, the Company anticipates that a prototype will be a fully operational piece of machinery ready to be licensed. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

  The Company has contracted with Altaire Holdings L.C., an electronics lab in Ogden, Utah. Altaire will assist the Company in designing, fabricating and assembling a prototype HFECS. Altaire will also be responsible for field testing and training. The Company has agreed to pay Altaire $61,897 of the I&I grant money to provide these services. The Company has agreed to and is in the process of finalizing a definitive agreement with the University of Utah and expects the agreement to be in place in the near future. The University of Utah has agreed, among other things, to test the equipment design and implementation, design a working model and prototype, and to do the needed data analysis and computer modeling. The University of Utah will also assess and develop a plan for commercializing the technology. For these services, the University of Utah will receive $104,968. The funds to pay for these services will come from the I&I research grant received by the Company.

  The Company has received indications of interest from outside sources seeking to license the technology for use in commercial applications once the prototype testing has proven successful. It is the Company's intent to pursue outside sources to market and exploit the technology. To date, however, the Company has no firm commitments or license arrangements in place.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Changes in Securities

  No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified and there were sales of unregistered securities during the quarter ended March 31, 2001.

Item 3.  Defaults upon Senior Securities

  None

Item 4.  Submission of Matters to a Vote of Security Holders

  None

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  (A)  Reports on Form 8-K

  No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2001.

  (B) Exhibits. The following exhibits are included as part of this report:

  None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMPS Corporation






May 14, 2001                         By /s/ Louis Naegle
                                     ----------------------
                                     Louis Naegle
                                     President



May 14, 2001                         By /s/ Timothy L. Adair
                                     -----------------------
                                     Timothy L. Adair
                                     Secretary