Form 10QSB
period 2001-06-30
EMPS CORP
filed 2001-08-15
CIK 1093430

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     June 30, 2001                                         333-86779

                              EMPS CORPORATION
                            --------------------
           (Exact name of registrant as specified in its charter)

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

            X    Yes           No
          ------         -----
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

         Common stock, par value $.001; 865,100 shares outstanding
                           as of August 10, 2001


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     June 30,  December 31,
                                                       2001        2000
                                                    ----------   ----------
                                                   (Unaudited)

CURRENT ASSETS:
  Cash in bank                                      $  65,773    $  50,012
                                                    ----------   ----------
       Total Current Assets                            65,773       50,012

OTHER ASSETS
  Deferred offering costs                                   -        5,472
  Patents, net of amortization of $77 and $130          4,704          670

       Total Other Assets                               4,704        6,142
                                                    ----------   ----------
       TOTAL ASSETS                                 $  70,477    $  56,154
                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  36,160    $  26,138
  Accrued interest payable                                  -          514
  Deferred revenue                                     14,876            -
  Due to Parent                                             -        5,051
                                                    ----------   ----------
Total Current Liabilities                              51,036       31,703
                                                    ----------   ----------
STOCKHOLDERS' EQUITY:

  Common stock; $.001 par value, 50,000,000 shares
     authorized, 865,100 and 850,000 shares issued
     and outstanding respectively                         865          850
  Additional paid-in capital                           32,630       26,907
  Deficit accumulated during the development stage    (14,054)      (3,306)
                                                    ----------   ----------
       Total Stockholders' Equity (Deficit)            19,441       24,451
                                                    ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  70,477    $  56,154
                                                    ==========   ==========



               See Notes to Consolidated Financial Statements


                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                      Cumulative
                                      For the             For the        During
                                    Three Months        Six Months        the
                                      June 30,           June 30,      Develop
                               ------------------- -------------------   -ment
                                   2001      2000      2001      2000    Stage
                               --------- --------- --------- --------- ---------
REVENUE
 Grant revenue                 $ 50,512  $      -  $ 50,512  $      -  $ 50,512
 Interest income                    113         -       431         -       453
 Other income                       904         -       904         -       904
                               --------- --------- --------- --------- ---------
   Total revenue                 51,529         -    51,847         -    51,869
                               --------- --------- --------- --------- ---------
EXPENSES
 Federal grant expenses          24,245         -    50,512         -    50,512
 General and administrative       6,262       550    11,962       550    13,346
 Interest                             -       113        40       227       645
 Amortization expense                51        14        82        27       311
                               --------- --------- --------- --------- ---------
   Total expenses                30,558       677    62,596       804    64,814
                               --------- --------- --------- --------- ---------
NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                20,971      (677)  (10,749)     (804)  (12,945)
 Cumulative effect of
  accounting change for
  organization costs                  -         -         -         -    (1,109)
                               --------- --------- --------- --------- ---------
   NET INCOME (LOSS)           $ 20,971  $   (677) $(10,749) $   (804) $(14,054)
                               ========= ========= ========= ========= =========

EARNINGS (LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE       $   0.02  $  (0.00) $  (0.01) $  (0.00) $  (0.02)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE              $      -  $      -  $      -  $      -  $  (0.00)
                               --------- --------- --------- --------- ---------

INCOME (LOSS) PER SHARE        $   0.02  $  (0.00) $  (0.01) $  (0.00) $  (0.02)
                               --------- --------- --------- --------- ---------


               See Notes to Consolidated Financial Statements

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             For the Six
                                            Months Ended         Cumulative
                                               June 30,          During the
                                        ----------------------  Development
                                           2001        2000        Stage
                                        ----------  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Cash from grant                        $  65,384   $       -    $  65,384
 Cash from interest received                  431           -          453
 Cash paid for interest                      (555)          -         (555)
 Cash paid for grant expenses             (44,718)          -      (44,718)
 Cash paid for expenses                    (9,755)          -      (10,247)
                                        ----------  ----------   ----------
   Net Cash Provided (Used)
   by Operating Activities                 10,787           -       10,317

CASH FLOWS FROM INVESTING ACTIVITIES
 Patents                                   (4,115)          -       (4,115)
 Organization costs                             -           -       (1,000)
                                        ----------  ----------   ----------
   Net Cash Provided (Used)
   by Investing Activities                 (4,115)          -       (5,115)

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributed to the Company             -           -        1,000
 Advances (payments) - Parent              (5,051)          -            -
 Sale of common stock                      15,100           -       65,100
 Deferred offering costs                     (960)          -       (5,529)
                                        ----------  ----------   ----------
   Net Cash Provided (Used)
   by Financing Activities                  9,089           -       60,571
                                        ----------  ----------   ----------
   NET INCREASE (DECREASE) IN CASH         15,761           -       65,773

   CASH  -  BEGINNING OF PERIOD            50,012           -            -
                                        ----------  ----------   ----------
   CASH  -  END OF PERIOD               $  65,773   $       -    $  65,773
                                        ==========  ==========   ==========




              See Notes to Consolidated Financial Statements.



                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              For the Six
                                             Months Ended        Cumulative
                                               June 30,          During the
                                        ----------------------   Development
                                           2001        2000        Stage
                                        ----------  ----------   ----------


RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED (USED) BY OPERATING
ACTIVITIES

NET INCOME (LOSS)                       $ (10,749)  $    (805)   $ (14,054)
                                        ----------  ----------   ----------
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities
  Amortization of organization and
   patent costs                                82          27          311
  Cumulative change in accounting
   principle                                    -           -        1,109
  Change in assets and liabilities
   Increase in deferred revenue            14,876           -       14,876
   Increase (decrease) in accounts
    payable                                 7,092         610        8,075
   Increase (decrease) in accrued
    interest                                 (514)        168            -
                                        ----------  ----------   ----------
   Total Adjustments                       21,536         805       24,371
                                        ----------  ----------   ----------
   NET CASH (USED) BY
   OPERATING ACTIVITIES                 $  10,787   $       -    $  10,317
                                        ==========  ==========   ==========
NONCASH TRANSACTIONS

 Part of consideration to purchase
  shares of Subsidiary - patents        $   2,636   $       -    $       -
                                        ==========  ==========   ==========
 Accounts payable for organization
  costs                                 $       -   $       -    $     209
                                        ==========  ==========   ==========
 Accounts payable for deferred
  offering costs                        $   2,930   $   2,272    $  29,670
                                        ==========  ==========   ==========
 Common stock issued for assignment
  of patents                            $   2,636   $       -    $   3,436
                                        ==========  ==========   ==========

               See Note to Consolidated Financial Statements

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - EMPS Corporation (the Company) was organized under the laws of the State of Nevada on July 14, 1998 and has elected a fiscal year end of December 31st . The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. On February 15, 2001, the Company purchased all of the issued and outstanding shares of EMPS Research Corporation (Research) (See note 7).The Company and its Subsidiary have not commenced planned principle operations and are considered development stage companies as defined in SFAS No. 7.

     Financial Statements - The accompanying financial statements include only the accounts of EMPS Corporation and its wholly-owed subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At June 30, 2001, December 31, 2000 and 1999, the PST owned 92.5%, 94% and 100% of the common stock of EMPS Corporation respectively.

     Consolidation Policy-The consolidated balance sheet, statement of operations, and statement of cash flows at June 30, 2001, include the accounts of The Company and its wholly-owned subsidiary (Research). The consolidated statement of operations and statements of cash flows at June 30, 2000, excludes the Research financial information because Research was not in existence at that time. Intercompany transactions and balances have been eliminated in consolidation.

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

     Income Taxes - Due to losses at June 30, 2001, December 31, 2000 and 1999, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

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

     The Company has no employees. Starting in the first quarter of 2001 and through June 30, 2001, compensation was paid to the project manager of the government grant issued to Research (see note 6) in the amount of $20,000. The project manager is a related party to Research through PST. As of December 31, 2000 and 1999 no compensation was paid or accrued to any officers or directors of the Corporation holding Research's stock due to the fact that it is of only nominal value.

NOTE 4  - ASSIGNMENTS AND  PURCHASE OF PATENTS TO THE COMPANY

     As outlined above, PST has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to PST. During the period ending June 30, 2001, the Company also purchased, using cash, an additional patent from PST for a cost of $1,970. These patents were then assigned to Research. (See Note 7).

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

                      EMPS CORPORATION AND SUBSIDIARY
                       (Development Stage Companies)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5  - INCOME TAXES - CONTINUED

     At June 30, 2001, the Company and Research had consolidated interim losses of $10,749. Losses for the year 2001, if any, will expire in 2021. A valuation allowance of $1,612 has been established for the June 30, 2001 interim loss.

NOTE 6  - DEPARTMENT OF ENERGY AWARD AND GRANT

     The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program has awarded a grant to Research. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000.The project period is from February 1, 2001 to January 1, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through June 30, 2001, Research has incurred grant expenses in the amount of $50,512.

NOTE 7  - BUSINESS COMBINATION

     On January 31, 2001, the Company formed EMPS Research Corporation (Research) as a wholly-owned Subsidiary in a business combination to be accounted for as a purchase. Research was incorporated on January 31, 2001 in the State of Utah. The Company owns all of the issued and outstanding common shares of Research (1,000,000 shares). The consideration given by the Company to Research for its shares was $2,100 of cash, payment of organization costs of $264 in behalf of Research, and the assignment of three Patents owned by the Company to Research at their book value at time of assignment in the amount of $2,636. Thus the total purchase price of the 1,000,000 shares of Research to the Company was $5,000.



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

General

     The Company's primary operation is to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. The Company's wholly owned subsidiary, EMPS Research Corporation ("ERC") is overseeing the research and development efforts.

     On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFCES prototype.

     The Company has contracted with Altaire Holdings L.C., an electronics lab in Ogden, Utah, to assist it in designing, fabricating and assembling the prototype HFECS. Altaire will also be responsible for field testing and training. Altaire began work on the prototype in February 2001. The Company expects to have a finished and fully functional prototype during the fourth quarter of this year. The funds to pay Altaire have and will come from the I&I grant money.

     As of June 30, 2001, the Company had spent approximately one quarter of the I&I grant money. Much of the money spent has been paid to Altaire. During the first and second quarters of this year, the Company has also paid $20,000 to a related party in project management fees. The Company does not expect to pay any additional project management fees.

     The Company has retained the University of Utah to test and analyze equipment design and implementation, design working scale models and perform the needed data analysis and computer modeling once the prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology. For these services, the University of Utah will receive $104,968. The funds to pay for these services will come from the I&I research grant received by the Company.

     By February 2003, the Company anticipates that the prototype will be a fully operational piece of machinery ready to be licensed. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

     The Company has received indications of interest from outside sources seeking to license the technology for use in commercial applications once the prototype testing has proven successful. It is the Company's intent to pursue outside sources to market and exploit the technology. To date, however, the Company has no firm commitments or license arrangements in place.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2001. There were no sales of unregistered securities during the quarter ended June 30, 2001.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2001.

     (B) Exhibits. The following exhibits are included as part of this report:
     None.
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EMPS Corporation

August 14, 2001                    By /s/ Louis Naegle


                                   ----------------------
                                   Louis Naegle
                                   President



August 14, 2001                    By /s/ Timothy L. Adair

                                   -----------------------
                                   Timothy L. Adair
                                   Secretary