Form 10QSB
period 2001-09-30
EMPS CORP
filed 2001-10-11
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
September 30, 2001                                              333-86779

                                EMPS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                      (I.R.S. Employer Identification No.)

              875 Donner Way, Unit 705, Salt Lake City, Utah 84108
                    (Address of principal executive offices)

                                 (801) 582-1881
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ]No

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 865,100 shares outstanding as of October 10, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             EMPS CORPORATION AND SUBSIDIARY
                                              (Development Stage Companies)

                                                CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                                      September 30,         December 31,
                                                                                           2001                 2000
                                                                                    -------------------   -----------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash in bank                                                                         $      55,462       $      50,012
  Due from officer                                                                                42                   -
                                                                                       -------------       -------------
       Total Current Assets                                                                   55,504              50,012
                                                                                       -------------       -------------
OTHER ASSETS
  Deferred offering costs                                                                          -               5,472
  Patents, net of amortization of $128 and $130                                                4,652                 670
                                                                                       -------------       -------------
       Total Other Assets                                                                      4,652               6,142
                                                                                       -------------       -------------
TOTAL ASSETS                                                                           $      60,156       $      56,154
                                                                                       -------------       -------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $      38,285       $      26,138
  Accrued interest payable                                                                         -                 514
  Deferred revenue                                                                            12,032                   -
  Due to Parent                                                                                    -               5,051
                                                                                       -------------       -------------
       Total Current Liabilities                                                              50,317              31,703
                                                                                       -------------       -------------

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 865,100 and 850,000 shares issued and
    outstanding respectively                                                                     865                 850
  Additional paid-in capital                                                                  32,630              26,907
  Deficit accumulated during the development stage                                           (23,656)             (3,306)
                                                                                       -------------       -------------
       Total Stockholders' Equity (Deficit)                                                    9,839              24,451
                                                                                       -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      60,156       $      56,154
                                                                                       =============       =============

                                                EMPS CORPORATION AND SUBSIDIARY
                                                 (Development Stage Companies)

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                         For the Nine                    For the Nine
                                                         Months Ended                    Months Ended               Cumulative
                                                         September 30,                   September 30,              During the
                                              --------------------------------- --------------------------------    Development
                                                   2001             2000             2001             2000            Stage
                                              ---------------- ---------------- ---------------  --------------- ----------------
REVENUE
     Grant revenue                               $    2,844      $        -        $   53,357       $        -        $   53,356
     Interest income                                    337               -               768                -               790
     Other income                                         -               -               904                -               904
                                                 ----------      ----------        ----------       ----------        ----------

          Total revenue                               3,181               -            55,029                -            55,050
                                                 ----------      ----------        ----------       ----------        ----------
EXPENSES
     Federal grant expenses                           2,844               -            53,356                -            53,356
     General and administrative                       9,887             550            21,849              550            23,234
     Interest                                             -             113                40              227               645
     Amortization expense                                51              14               133               27               362
                                                 ----------      ----------        ----------       ----------        ----------

          Total expenses                             12,782             677            75,378              804            77,597
                                                 ----------      ----------        ----------       ----------        ----------

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                    (9,601)           (677)          (20,349)            (804)          (22,547)
     Cumulative effect of accounting
     change for organization costs                        -               -                 -                -            (1,109)
                                                 ----------      ----------        ----------       ----------        ----------

NET INCOME (LOSS)                                $   (9,601)     $     (677)       $  (20,349)      $     (804)       $  (23,656)
                                                 ==========      ==========        ==========       ==========        ==========

EARNINGS (LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE                         $    (0.01)     $    (0.00)       $    (0.02)      $    (0.00)       $    (0.03)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                $        -      $        -        $        -       $        -        $    (0.00)
                                                 ----------      ----------        ----------       ----------        ----------

INCOME (LOSS) PER SHARE                          $    (0.01)     $    (0.00)       $    (0.02)      $    (0.00)       $    (0.03)
                                                 ==========      ==========        ==========       ==========        ==========

                                        EMPS CORPORATION AND SUBSIDIARY
                                         (Development Stage Companies)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                             For the Nine
                                                                              Months Ended          Cumulative
                                                                              September 30,         During the
                                                                        --------------------------  Development
                                                                           2001          2000         Stage
                                                                        ------------ ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from grant                                                        $   68,228   $         -   $    68,228
  Cash from interest received                                                   768             -           790
  Cash paid for interest                                                       (555)            -          (555)
  Cash paid for grant expenses                                              (47,562)            -       (47,562)
  Cash paid for expenses                                                    (20,403)            -       (20,895)
                                                                         ----------   -----------   -----------

       Net Cash Provided (Used) by Operating Activities                         476             -             6
                                                                         ----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patents                                                                    (4,115)            -        (4,115)
  Organization costs                                                              -             -        (1,000)
                                                                         ----------   -----------   -----------

       Net Cash Provided (Used) by Investing Activities                      (4,115)            -        (5,115)
                                                                         ----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributed to the Company                                              -             -         1,000
  Advances (payments) - Parent                                               (5,051)            -             -
  Sale of common stock                                                       15,100                      65,100
  Deferred offering costs                                                      (960)            -        (5,529)
                                                                         ----------   -----------   -----------

       Net Cash Provided (Used) by Financing Activities                       9,089             -        60,571
                                                                         ----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                                               5,450             -        55,462

CASH  -  BEGINNING OF PERIOD                                                 50,012             -             -
                                                                         ----------   -----------   -----------
CASH  -  END OF PERIOD                                                   $   55,462   $         -   $    55,462
                                                                         ==========   ===========   ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                        $  (20,349)  $      (805)  $   (23,656)
                                                                         ----------   -----------   -----------

Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities
    Amortization of organization and patent costs                               134            27           363
    Cumulative change in accounting principle                                     -             -         1,109
    Change in assets and liabilities
      (Increase) in due from officer                                            (42)            -           (42)
      Increase in deferred revenue                                           12,032             -        12,032
      Increase (decrease) in accounts payable                                 9,215           610        10,200
      Increase (decrease) in accrued interest                                  (514)          168             -
                                                                         ----------   -----------   -----------

         Total Adjustments                                                   20,825           805        23,662
                                                                         ----------   -----------   -----------

NET CASH (USED) BY OPERATING ACTIVITIES                                  $      476   $         -   $         6
                                                                         ==========   ===========   ===========
NONCASH TRANSACTIONS
  Part of consideration to purchase shares of Subsidiary - patents       $    2,636   $         -   $         -
                                                                         ==========   ===========   ===========
  Accounts payable for organization costs                                $        -   $         -   $       209
                                                                         ==========   ===========   ===========
  Accounts payable for deferred offering costs                           $    2,930   $     2,272   $    29,670
                                                                         ==========   ===========   ===========
  Common stock issued for assignment of patents                          $    2,636   $         -   $     3,436
                                                                         ==========   ===========   ===========

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - EMPS Corporation (the Company) was organized under the laws of the State of Nevada on July 14, 1998 and has elected a fiscal year end of December 31st. The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. On January 31, 2001, the Company purchased all of the issued and outstanding shares of EMPS Research Corporation (Research) (See Note 7). The Company and its Subsidiary have not commenced planned principle operations and are considered development stage companies as defined in SFAS No. 7.

         Financial Statements - The accompanying financial statements include only the accounts of EMPS Corporation and its wholly-owned subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At September 30, 2001, December 31, 2000 and 1999, the PST owned 92.5%, 94% and 100% of the common stock of EMPS Corporation respectively.

         Consolidation Policy - The consolidated balance sheet, statement of operations, and statement of cash flows at September 30, 2001, include the accounts of The Company and its wholly-owned subsidiary (Research). The consolidated statement of operations and statements of cash flows at September 30, 2000, excludes the Research financial information because Research was not in existence at that time. Intercompany transactions and balances have been eliminated in consolidation.

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

         Income Taxes - Due to losses at September 30, 2001, December 31, 2000 and 1999, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

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

         The Company has no employees. Starting in the first quarter of 2001 and through September 30, 2001, compensation was paid to the project manager of the government grant issued to Research (see Note 6) in the amount of $20,000. The project manager is a related party to Research through PST. As of December 31, 2000 and 1999 no compensation was paid or accrued to any officers or directors of the Corporation holding Research's stock due to the fact that it is of only nominal value.

NOTE 4 - ASSIGNMENTS AND PURCHASE OF PATENTS TO THE COMPANY

         As outlined above, PST has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to PST. During the period ending June 30, 2001, the Company also paid, using cash, additional patent legal fees on its third patent for a cost of $1,970. These patents were then assigned to Research. (See Note 7).

NOTE 5 - INCOME TAXES

         At December 31, 2000 and 1999 the Company had net federal operating losses (NOL) of $2,681 and $1,166, which can be carried forward to offset operating income. The Company's NOL's will expire between the years 2020 and 2018. Valuation allowances of $496 and $305 have been established for deferred tax assets associated the above NOL's for 2000 and 1999 and for the amortizing of organization costs for tax purposes from 2000 forward. The change in the NOL allowances for 2000 and 1999 was $191 and $287.

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES - CONTINUED

         At September 30, 2001, the Company and Research had consolidated interim losses of $20,349. Losses for the year 2001, if any, will expire in 2021. A valuation allowance of $3,052 has been established for the September 30, 2001 interim loss.

NOTE 6 - DEPARTMENT OF ENERGY AWARD AND GRANT

         The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program has awarded a grant to Research. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000. The project period is from February 1, 2001 to January 1, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through September 30, 2001, Research has incurred grant expenses in the amount of $53,356.

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

NOTE 8 - UNAUDITED INTERIM INFORMATION

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly, the financial position of the Company at September 30, 2001 and 2000 and the results of operations and cash flows for the nine months then ended. The results of operations and cash flows for the nine months ended September 30, 2001 should not necessarily be taken as indicative of the results of operations and cash flows for the entire year ended December 31, 2001.

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

General

         The Company's primary operation is to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. The Company's wholly-owned subsidiary, EMPS Research Corporation ("ERC") is overseeing the research and development efforts.

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         The Company has contracted with Altaire Holdings L.C., an electronics lab in Ogden, Utah, to assist it in designing, fabricating and assembling the prototype HFECS. Altaire will also be responsible for field testing and training. Altaire began work on the prototype in February 2001. The Company expects to have an initial prototype for testing during the fourth quarter of this year. The funds to pay Altaire have and will come from the I&I grant money.

         As of September 30, 2001, the Company had spent approximately $60,000 of the I&I grant money. Much of the money spent has been paid to Altaire. During the first and second quarters of this year, the Company has also paid $20,000 to Stephen Smoot, a related party through Particle Separation Technologies, L.C., in project management fees. The Company does not expect to pay any additional project management fees.

         The Company has retained the University of Utah to test and analyze equipment design and implementation, design working scale models and perform the needed data analysis and computer modeling once the initial prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology. For these services, the University of Utah will receive $104,968. The funds to pay for these services will come from the I&I research grant received by the Company.

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

         It is the Company's intent to pursue outside sources through licensing agreements to market and exploit the commercial applications of this technology. To date, however, the Company has no firm commitments or license arrangements in place.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2001. There were no sales of unregistered securities during the quarter ended September 30, 2001.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2001.

         (B) Exhibits. The following exhibits are included as part of this report:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EMPS Corporation


October 11, 2001                                     By /s/ Louis Naegle
                                                     ----------------------
                                                     Louis Naegle
                                                     President



October 11, 2001                                     By /s/ Timothy L. Adair
                                                     -----------------------
                                                     Timothy L. Adair
                                                     Secretary