Form 10KSB
period 2001-12-31
EMPS CORP
filed 2002-02-01
CIK 1093430

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

                  For the transition period from _________ to __________

                         Commission File Number 0-33215

                                EMPS CORPORATION
                               ------------------
                 (Name of Small Business Issuer in its charter)

         NEVADA                                                  87-0617371
         --------                                            -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  875 Donner Way, Unit 705, Salt Lake City, Utah                    84108
  ----------------------------------------------                  ---------
    (Address of principal executive Offices)                      (Zip Code)

                    Issuer's telephone number: (801) 582-1881

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of January 30, 2002, by non-affiliates of the issuer was approximately $296,475.

As of January 30, 2002, issuer had 2,795,300 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none
Exhibit Index is on page 30.

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

                                     PART I


Item 1.  Description of Business

Company History and Business

         EMPS Corporation (the "Company" or "EMPS") was incorporated under the laws of the state of Nevada on July 14, 1998, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator, which may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The Company is in the development stage.

         On May 10, 1999, the Company acquired Patent No. 5,439,117 issued August 8, 1995, and continuation in part Patent No. 5,772,043 issued June 30, 1998, from Particle Separation Technologies, L.C., a Utah limited liability company. On February 5, 2001, the Company acquired Patent No. 6,095,337 issued on August 1, 2000, from Particle Separation Technologies, L.C. This is a continuation in part patent which expands the range of separable particle sizes covered under the Company's earlier two patents. All three patents are titled "System and Method for Separating Electronically Conductive Particles." The Company acquired the entire right, title and interest in and to the said inventions and patents in exchange for 800,000 pre-split restricted common shares of the Company. The aggregate acquisition cost of the three patents is $2,770. On January 30, 2001, the Company formed a wholly owned subsidiary, EMPS Research Corporation, a Utah corporation ("ERC"). On February 14, 2001, in exchange for 1,000,000 restricted common shares of ERC, the Company assigned its three patents to ERC at their book value of $2,636, provided ERC $2,100 cash and paid organizational costs of $264 on behalf of ERC. ERC will manage the research and development efforts to develop and test prototype equipment for the Company.

         The Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") on Form SB-1 to register up to 200,000 shares of common stock. The registration statement went effective on October 3, 2000, and closed on January 31,

2001. A total of 65,100 shares were sold for proceeds in the amount of $65,100. The Company later filed a Form 10-SB registration statement with the SEC on October 10, 2001. The Form 10- SB went effective on December 5, 2001.

         During fiscal 2000 the Company filed an application for a research grant with the Department of Energy ("DOE"), through its Office of Industrial Technologies ("OIT") 2000 Inventions and Innovation ("I&I") program. Following DOE evaluation, the Company was one of the 43 projects selected. The Company received a research grant in the amount of one hundred ninety-nine thousand dollars ($199,000) on or about January 16, 2001. This grant must be utilized to research and develop the particle separation technology.

Description of the Company Technology

         The Company is engaged in the business of developing, marketing and licensing its patented technology for use in commercially separating nonmagnetic particulate material by building and testing a High Frequency Eddy-Current Separator ("HFECS"). The Company will develop a prototype primarily for use in recovering metals at foundries and smelters. The Company anticipates that the HFECS prototype will be capable of separating one ton of particles or materials per hour.

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

         Chemical methods require great planning and care. Without proper handling and disposal of the caustic chemicals typically used in these processes, environmental disasters can occur. The long-term environmental effects of chemical separation are only now beginning to be understood. Usually, drying processes are needed to remove the moisture from the separated material.

         Methods utilizing heat require strict attention to the toxic gases created in the energy- intensive burn process. Scrubbers and other apparatuses are needed to capture furnace emissions.

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

         Electrodynamic separation of nonmagnetic free-flowing materials is accomplished by introducing the material into a region of magnetic field gradient that fluctuates with time. The variable field induces magnetic dipoles in the conducting particles of the material, producing electrodynamic forces that deflect the electrically conducting particles from the imposed magnetic field. Therefore, when feed material is passed through the magnetic field, the conducting particles are separated from the feed material. Research derived from mathematical and actual working models indicate that the invention should specifically address this problem in industry.

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

         The Company's invention provides a system for first separating electrically conductive particulate material from one or more other materials. The invention is particularly intended for use with materials in particulate form but can also be used with materials in other forms. The Company's invention can also be used in conjunction with other separation technologies, such as flotation and filtration, which are known in the art. For example, the separation techniques of the present invention can be used before or after materials have been subjected to other separation techniques known in the art.

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

Research and Development

         The Company plans to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype. Research and development began in February 2001 and is scheduled to be completed by February 2003. At the conclusion of this twenty-four month period the prototype should be a fully operational piece of equipment. The Company does not plan to market or manufacture the equipment. Rather, it plans to research and develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         The Company anticipates that the I&I research grant will provide sufficient funding for approximately two years of research and development. On August 14, 2001, the Company, through it wholly-owned subsidiary, EMPS Research Corporation entered into a Subcontract Agreement with the University of Utah. The Subcontract Agreement commenced on August 15, 2001 and will continue in effect until August 14, 2003. The Subcontract Agreement calls for the

University of Utah Department of Metallurgical Engineering to test the equipment design and implementation, test a working prototype, and to do the needed data analysis and computer modeling. The Subcontract Agreement contemplates that the University of Utah will be paid approximately $105,000 over the two year period for these services. To date, the University of Utah has not done any work for the Company and has not been paid any funds. This Subcontract Agreement may be terminated at any time by either party by written notice. Termination will not relieve either party of any obligation or liability accrued prior to termination.

         The Company also anticipates that $62,000 will be needed to design, fabricate, and test the initial prototype. The Company is using Altaire Holdings L.C. to design, fabricate, assemble and test the initial prototype. Altaire Holdings, L.C., is an electronics lab in Ogden, Utah, and is not affiliated with the Company or any of its officers, directors or control shareholders. Altaire Holdings is performing these services pursuant to periodic work orders placed by the Company.

         During the previous two fiscal years the Company spent no money on research and development. During the current fiscal year the Company spent approximately $62,000 on research and development.

Patents

         The Company, through its wholly owned subsidiary, EMPS Research Corporation, owns U.S. Patents 5,772,043, 5,439,117, and 6,095,337, each entitled "System and Method for Separating Electrically Conductive Particles." The patents were issued on June 30, 1998, August 8, 1995 and August 1, 2000, respectively. All three patents expire December 21, 2013. These patents cover the technology which allows the Company to separate nonmagnetic particles from feed material. These patents are very important to the Company's business and add significant value because they give it an exclusive right to the covered technology. Moreover, in the event someone else attempts to use this technology before the patents expire, the Company may have a right to recover damages from that party.

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

Competition

         The Company operates in a highly competitive environment against companies that have greater resources than the Company. There are many occasions in scientific and industrial applications where materials must be separated from one another. Particularly in the mining industry, valuable metals must be efficiently separated from other materials which are found in ore. In many industrial applications, separation of particles having different sizes and densities relies on the earth's gravity as well as some additional process such as filtration. All such arrangements which have been devised utilizing gravity to separate particles of different densities include one or more drawbacks as are recognized in the art. For example, such arrangements may require water as a carrier for the particles to be separated. Disadvantageously, the water must be removed from the particles after separation. Moreover, in some mining locations, water is not readily available.

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

         One example of a previous scheme is represented by U.S. Pat. No. 5,057,210 to Julius. The Julius reference recognizes that the creation of eddy currents in conductive materials allows a magnetic field to move a nonmagnetic material. The Julius reference, however, utilizes a rotating permanent magnet to mechanically generate a changing magnetic field.

         Another example of a previous scheme is represented by U.S. Pat. No. 5,161,695 to Roos. The Roos reference also recognizes that the creation of eddy currents in conductive materials allows a changing magnetic field to move particles of a nonmagnetic material. The Roos reference, however, utilizes permanent magnets, as does the Julius reference. The scheme of the Roos reference is ineffective.

         By relying on mechanically generated fields through the use of rotating permanent magnets, the Julius and Roos technologies fail to recognize an additional critical aspect of the use of induced eddy currents in electrically conductive, nonmagnetic materials. Electromagnetically generated induced eddy currents, such as those created by the Company's technology, are capable of producing much higher frequencies and stronger field currents, which allow for separation of a significantly broader range of particulate sizes.

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

Employees

         The Company currently has no full time employees. The officers and directors work on a part time, as needed, basis with no commitment for full time employment. The Company also has a part time project manager and has contracted with the University of Utah and Altaire Holdings, to research, develop and test the prototype. Raj Rajamani and Vladimir Saveliev have agreed to consult with the Company on an as needed basis. Rajamani and Saveliev will be compensated on an as used hourly basis. Rajamani is to be compensated at a rate of $45.10 per hour. Saveliev is to be compensated at a rate of $31.75 per hour. To date, the Company has not used the services of either Rajamani of Saveliev, nor has either of them received any compensation from the Company. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees.

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

Item 3:  Legal Proceedings.

         To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates are or would be a party.

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol EPSC. As of January 30, 2002, the Company had 79 shareholders holding 2,795,300 common shares. Of the issued and outstanding common stock, approximately 335,300 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published bid and ask quotations from the first available date through January 28, 2002 are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                         Closing Bid        Closing Ask
2001                                    High      Low      High        Low
----                                    -------------      ---------------
Dec 26 (First Available Price)
Through
Dec. 31                                 1.25       1.00    None         None

2002
Jan 28                                  1.01               2.75

         The above information was obtained from Pink Sheets, LLC located at 304 Hudson Street, 2nd Floor, New York, New York 10013.

         Currently, none of the Company's common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

         On January 25, 2002, the Company sold 15,000 shares of its restricted common stock to Robert Tew at a price of $.30 per share for a total price of $4,500. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

         On January 25, 2002, the Company sold 45,000 shares of its restricted common stock to Whisper Investment Co., a Utah limited liability company, at a price of $.30 per shares for a total price of $13,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Description of Common Stock.

         The Company's authorized capital stock consists of 150,000,000 shares of common stock with a $.001 par value. As of the date of this Form 10-KSB report, the Company has 2,795,300 outstanding shares of common stock, all of which is validly issued, fully paid and nonassessable. The Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on January 3, 2002, to increase the authorized capital stock of the corporation from Fifty Million shares to One Hundred and Fifty Million shares and to correspondingly increase the total issued and outstanding common stock thereby effecting a three-for-one forward stock split.

         Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefore. Any such dividends may be paid in cash, property or shares of the Company's common stock. All dividends are subject to the discretion of the Board of Directors, and will depend upon, among other things, the Company's operating and financial conditions, its capital requirements and its general business conditions. Therefore, there can be no assurance that any additional dividends on the Company's common stock will be paid in the future.

         All shares of the Company's common stock have equal voting rights and, when validly issued and outstanding, have one vote per share on all matters to be voted upon by the shareholders. Cumulative voting in the election of directors is not allowed, and a quorum for shareholder meetings shall result from a majority of the issued and outstanding shares present in person or by proxy. Accordingly, the holders of a majority of the shares of common stock present, in person or by proxy at any legally convened shareholders' meeting at which the Board of Directors is to be elected, will be able to elect all directors and the minority shareholders will not be able to elect a representative to the Board of Directors.

         There are no pre-emptive or conversion rights, no redemption or sinking fund provisions, and shares are not liable for further call or assessment. Each share is entitled to share pro rata any assets available for distribution to holders of its equity securities upon liquidation.

Description of Stock Options.

         The Board of Directors has adopted the EMPS Corporation 1998 Stock Option Plan (the "Plan") allowing it to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. To date, the Company has registered 280,000 shares under the Plan pursuant to an S-8 registration statement, 140,000 of which have been issued. The Company has not granted any options pursuant to the Plan as of the date of this report. The total number of shares reserved and available for distribution under the Plan as of the date of this report is 260,000 shares. These shares would underlie options issued by the Company pursuant to the Plan. Option holders will not be protected against dilution if the Company issues additional shares in the future. Neither the options, nor the shares underlying the option have preemptive rights.

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

Iten 6:  Plan of Operations

         The Company's primary operations are to develop and demonstrate its HFECS prototype.

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         Altaire Holdings is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire will also be responsible for field testing and training. Altaire began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. Based on the work remaining to be completed, the Company expects Altaire to finish the initial prototype for testing during the first quarter of 2002. The funds to pay Altaire have and will come from the I&I grant money.

         As of December 31, 2001, the Company has spent approximately $62,000 of the I&I grant money. Approximately, $42,000 has been paid to Altaire. To date the Company has also paid $20,000 to Stephen Smoot, a related party, in project management fees associated with the application for and ongoing reporting obligations associated with the I&I grant from the U.S. Department of Energy. The Company does not expect to pay any additional project management fees.

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

         The Company will use the remaining $32,000 of the I&I grant money for travel expenses, patent updates and legal, management and accounting fees. The proceeds remaining from the SB-1 offering, approximately $34,000, should be sufficient to meet the working capital needs of the Company for the next twelve months.

         The Company believes it can satisfy its cash requirements until February 2003 from proceeds of its public offering and the I&I grant. Thereafter, the Company will need to seek additional funding to finance operations. To raise additional capital, the Company may have to sell additional equity securities in accordance with federal and state securities laws. The Company may also seek additional funds through debt financing.

         Based on projections submitted to the U.S. Department of Energy under the terms of the I&I grant, following anticipated completion of the design, fabrication, and assembly of the initial prototype in February 2002, the University of Utah is scheduled to perform testing of the initial prototype. Analysis of the data collected by the University of Utah during testing is scheduled to occur from July 2002 to September 2002. Prototype demonstration is scheduled to occur from July 2002 to October 2002. Based on the outcome of the testing and prototype demonstrations, the University of Utah and Altaire are scheduled to perform field testing in commercial settings, collect and analyze field data, and make appropriate alterations from October 2002 to February 2003.

         Also, from March 2002 to January 2003, the University of Utah will also perform market analysis for the Company's product. At this time, the Company believes the primary market for its technology are nonferrous metal foundries. The Company believes there are nearly 2,500 such foundries located in the United States.

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

         The Company anticipates that its general and administrative expenses will vary significantly from the general and administrative expenses incurred during the last fiscal year. This significant increase is due primarily to the fact that during last fiscal year the Company's primary general and administrative expenses were related to applying for the I&I grant from the Department of Energy. Since receiving the I&I grant in January 2001, the Company has undertaken active operations associated with the development of the Company's technology.

         The Company currently has no plans to purchase additional property, plant or equipment.

Item 7:  Financial Statements



                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITOR'S REPORT


                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)


CONTENTS


                                                                      PAGE


Independent Auditor's Report                                           16

Consolidated Balance Sheets                                            17

Consolidated Statements of Operations                                  18

Consolidated Statement of Stockholders' Equity                         19

Consolidated Statements of Cash Flows                                  20

Notes to Consolidated Financial Statements                             21

Independent Auditor's Report


Board of Directors
EMPS CORPORATION


I have audited the accompanying consolidated balance sheets of EMPS Corporation and subsidiary (development stage companies) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from inception (July 14, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMPS Corporation and subsidiary (development stage companies) at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 and the period from Inception (July 14, 1998) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ David T. Thomson, P.C.
Salt Lake City, Utah
January 30, 2002

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     December 31,      December 31,
                                                                                         2001              2000
                                                                                   ---------------    --------------
CURRENT ASSETS:
     Cash on hand                                                                    $     40,835       $    50,012
     Prepaid Expenses                                                                       1,050                 -
                                                                                     ------------       -----------

               Total Current Assets                                                        41,885            50,012
                                                                                     ------------       -----------

OTHER ASSETS
     Deferred offering costs                                                                    -             5,472
     Patents, net of amortization of $180 and $130                                          4,601               670
                                                                                     ------------       -----------

               Total Other Assets                                                           4,601             6,142
                                                                                     ------------       -----------

TOTAL ASSETS                                                                         $     46,486       $    56,154
                                                                                     ============       ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $     59,810       $    26,138
     Accrued interest payable                                                                   -               514
     Franchise tax payable                                                                    100                 -
     Deferred revenue                                                                       3,231                 -
     Due to Parent                                                                              -             5,051
                                                                                     ------------       -----------

               Total Current Liabilities                                                   63,141            31,703
                                                                                     ------------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock; $.001 par value, 50,000,000
       shares authorized, 865,100, and 850,000
       shares issued and outstanding respectively                                             865               850
     Additional paid-in capital                                                            32,630            26,907
     Deficit accumulated during the development stage                                     (50,150)           (3,306)
                                                                                     ------------       -----------

               Total Stockholders' Equity (Deficit)                                       (16,655)           24,451
                                                                                     ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                          $     46,486       $    56,154
                                                                                     ============       ===========

                                                EMPS CORPORATION AND SUBSIDIARY
                                                  (Development Stage Companies)

                                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     For the              For the           Cumulative
                                                                    Year Ended           Year Ended         During The
                                                                   December 31,         December 31,        Development
                                                                       2001                 2000               Stage
                                                               -----------------    -----------------   ----------------
REVENUE                                                            $       -             $      -         $       -

EXPENSES
     General and administrative                                       47,610                  795            48,994
     Amortization expense                                                184                   54               414
                                                                   ---------             --------         ---------

          Total Expenses                                              47,794                  849            49,408
                                                                   ---------             --------         ---------

NET INCOME (LOSS) FROM OPERATIONS                                    (47,794)                (849)          (49,408)

OTHER INCOME (EXPENSE)
     Grant revenue, net of grant expenses of $62,157,
       $-0-, and $62,157                                                   -                    -                 -
     Interest income                                                     978                   22             1,000
     Other income                                                         51                    -                51
     Interest expense                                                    (79)                (446)             (684)
                                                                   ---------             --------         ---------

          Total income (expense)                                         950                 (424)              367
                                                                   ---------             --------         ---------

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                          (46,844)              (1,273)          (49,041)
     Cumulative effect of accounting change
     for organization costs                                                -                    -            (1,109)
                                                                   ---------             --------         ---------

NET INCOME (LOSS)                                                  $ (46,844)            $ (1,273)        $ (50,150)
                                                                   =========             ========         =========

EARNINGS (LOSS) PER SHARE BEFORE ACCOUNTING CHANGE                 $   (0.05)            $  (0.00)        $   (0.06)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     -                    -             (0.00)
                                                                   ---------             --------         ---------

EARNINGS (LOSS) PER SHARE                                          $   (0.05)            $  (0.00)        $   (0.06)
                                                                   =========             ========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        863,842              804,167           819,905
                                                                   =========             ========         =========

                                         EMPS CORPORATION AND SUBSIDIARY
                                          (Development Stage Companies)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For The         For The       Cumulative
                                                                         Year Ended      Year Ended     During The
                                                                        December 31,    December 31,    Development
                                                                            2001            2000           Stage
                                                                       --------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash from grant                                                        $  68,228        $      -      $  68,228
     Cash from interest received                                                  978              22          1,000
     Cash from other income                                                        50               -             50
     Cash paid for interest                                                       (79)              -            (79)
     Cash paid for grant expenses                                             (62,157)              -        (62,157)
     Cash paid for expense                                                    (21,171)           (245)       (21,663)
                                                                            ---------        --------      ---------

          Total cash used in operating activities                             (14,151)           (223)       (14,621)
                                                                            ---------        --------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Patents                                                                   (4,115)              -         (4,115)
     Organization costs                                                             -               -         (1,000)
                                                                            ---------        --------      ---------

          Total cash used in investing activities                              (4,115)              -         (5,115)
                                                                            ---------        --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributed to the Company                                             -               -          1,000
     Advances (payments) from Parent                                           (5,051)          1,340              -
     Sale of common stock for cash                                             15,100          50,000         65,100
     Deferred offering costs                                                     (960)         (1,105)        (5,529)
                                                                            ---------        --------      ---------

          Total cash provided by financing activities                           9,089          50,235         60,571
                                                                            ---------        --------      ---------

NET INCREASE (DECREASE) IN CASH                                                (9,177)         50,012         40,835

CASH - BEGINNING OF PERIOD                                                     50,012               -              -
                                                                            ---------        --------      ---------

CASH - END OF PERIOD                                                        $  40,835        $ 50,012       $ 40,835
                                                                            =========       =========      ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                           $ (46,844)       $ (1,273)     $ (50,150)
                                                                            ---------        --------      ---------

Adjustment to reconcile net income (loss) to net
     cash provided (used) by operating activities
          Cumulative effect of accounting change                                    -               -          1,109
          Amortization of organization and patent costs                           185              54            414
          Change in assets and liabilities
            (Increase) in prepaid expense                                      (1,050)              -         (1,050)
            Increase in deferred revenue                                        3,231               -          3,231
            Increase (decrease) in accrued interest                              (514)            386              -
            Increase in franchise tax payable                                     100               -            100
            Increase (decrease) in accounts payable                            30,741             610         31,725
                                                                              -------            ----        ------

                    Total Adjustments                                          32,693           1,050         35,529
                                                                              -------          ------        ------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            $ (14,151)       $   (223)     $ (14,621)
                                                                            =========        ========      =========

NONCASH TRANSACTIONS
     Part of consideration to purchase Subsidiary shares                    $       -        $      -      $   2,636
                                                                            =========        ========      =========
     Accounts payable for organizations costs                               $       -        $      -      $     209
                                                                            =========        ========      =========
     Accounts payable for deferred offering costs                           $       -        $ 19,838      $  29,670
                                                                            =========        ========      =========
     Commons stock issued for assignment of patents                         $       -        $      -      $     800
                                                                            =========        ========      =========

                                         EMPS CORPORATION AND SUBSIDIARY
                                          (Development Stage Companies)

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                        Common Stock        Additional     During The
                                                                  ------------------------    Paid-in      Development
                                                                    Shares       Amount       Capital         Stage
                                                                  ------------ ------------ ------------ ----------------
BALANCE, July 14, 1998 (inception)                                         -       $   -     $      -         $       -

Shares issued to parent in exchange for assignment
  of patents at par value of $.001 per share,
  July 14, 1998                                                      800,000         800            -                 -

Capital contributed to the Company to pay costs                            -                    1,000

Net income (loss) from inception (July 14, 1998) to
  December 31, 1998                                                        -           -            -              (120)
                                                                     -------       -----     --------         ---------

BALANCE, December 31, 1998                                           800,000         800        1,000              (120)

Net income (loss) for the year ended
  December 31, 1999                                                        -           -            -            (1,913)
                                                                     -------       -----     --------         ---------

BALANCE, December 31, 1999                                           800,000         800        1,000           (2,033)

Issuance of shares for cash pursuant to
  public offering of common stock at $1.00
  per share on December 25, 2000                                      50,000          50       49,950                 -

Offering costs associated with shares issued                               -           -      (24,043)                -

Net income (loss) for the year ended
  December 31, 2000                                                        -           -            -            (1,273)
                                                                     -------       -----     --------         ---------

BALANCE, December 31, 2000                                           850,000         850       26,907            (3,306)

Issuance of shares for cash pursuant to the completion
  of a public offering of common stock at $1.00
  per share on January 31, 2001                                       15,100          15       15,085                 -

Offering costs associated with shares issued
  issued                                                                   -           -       (9,362)                -

Net income (loss) for the year ended
  December 31, 2001                                                        -           -            -           (46,844)
                                                                     -------       -----     --------         ---------

BALANCE, December 31, 2001                                           865,100       $ 865     $ 32,630         $ (50,150)
                                                                     =======       =====     ========         =========

                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - EMPS Corporation (The Company) was organized under the laws of the State of Nevada on July 14, 1998 and has elected a fiscal year end of December 31st. The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. On January 31, 2001, the Company formed a wholly owned subsidiary by issuing cash and other consideration for all of the issued and outstanding shares of EMPS Research Corporation (Research) (See note 9). The Company and its Subsidiary have not commenced planned principle operations and are considered development stage companies as defined in SFAS No. 7. The Company has acquired three patents having to do with the business purpose outlined above.

         Financial statements - The accompanying financial statements include only the accounts of EMPS Corporation and it's wholly-owned subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At December 31, 2001 and 2000, PST owned 92.5%, and 94% of the common stock of EMPS Corporation respectively.

         Consolidation Policy - The consolidated balance sheet, statement of operations, and statement of cash flows at December 31, 2001, include the accounts of the Company and it's wholly-owned subsidiary (Research). The consolidated statement of operations and statements of cash flows at December 31, 2001 and 2000 excludes the Research financial information because Research was not in existence at that time. Intercompany transactions and balances have been eliminated in consolidation.

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

         Assignment of Patent Rights - The Company is amortizing its cost associated with the acquisition of its patents over a remaining life of
         12.8 years using the straight-line method. This life is the legally remaining protected lives of the patents. Amortization expense shown from 1999 forward is for patents only.

         Income Taxes - Due to losses at December 31, 2001 and 2000, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have non-cash investing activities during 2001 and 2000.

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

         Grant revenue recognition - The DOE grant is funded on a cost reimbursement basis and payments received from the grant are treated as earned and recognized as revenue at the time expenditures reimbursable under the grant are made by the Company. The grant has provisions for advance payments. A grant receivable is recorded if expenditures exceed amounts received under the grant and deferred revenue is recorded if payments exceed costs expended under the grant.

         Reclassification - Certain accounts have been reclassified to conform with current presentation.

NOTE 2 - EQUITY TRANSACTIONS

         The Company on July 14, 1998 issued 800,000 of $.001 par value common stock to PST to acquire Patents to technology explained above in the organization footnote. The stock was valued at par value for a total acquisition cost of $800 (see Note 4). At December 31, 1998 $1,000 was contributed to the Company to pay certain cost to organize the Company. The Company has recorded the contributed capital as additional paid-in capital in its financial statements.

         Effective January 31, 2001, the Company completed a public offering of its common stock. The stock was sold at $1.00 per share. The Company sold 65,100 shares of its common stock for a total of $65,100. The direct costs of the offering were $33,405.

NOTE 3 - RELATED PARTY TRANSACTIONS

         PST (see financial statements - note 1) is providing free office space to the Company; the free rent has been determined to have only nominal value. At December 31, 2000, PST had paid in behalf of the Company certain accounting, legal and other professional fees, and other minor expenses in the amount of $5,051. These were treated as short-term advances and had accrued interest at 9% per annum until payment was made in 2001.

         The Company has no employees. Starting in the first quarter of 2001 and through the second quarter of 2001, compensation was paid to the project manager of the government grant issued to Research (see note 8) in the amount of $20,000. The project manager is a related party to Research through PST.

                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS - CONTINUED

         As of December 31, 2001 and 2000 no compensation was paid or accrued to any officers or directors of the Corporation holding Research's stock due to the fact that it is of only nominal value.

NOTE 4 - ASSIGNMENTS OF PATENTS TO THE COMPANY

         As outlined above, PST has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to PST. During the year ending December 31, 2001, the Company paid, using cash, additional legal fees on the third patent for a cost of $1,970. These patents were then assigned to Research. (See Note 9).

NOTE 5 - STOCK OPTION PLAN

         The Company has adopted a stock option plan. The total number of shares of common stock reserved and available for distribution under the Plan shall be 400,000 shares. At December 31, 2001 and 2000 no options have been granted. The Company can grant incentive stock options or non-qualified stock options. The grant-holding period, the term of the grant, the grant exercise price, when the grant can be exercisable, and the method of exercise are detailed in the stock option plan.

NOTE 6 - INCOME TAXES

         At December 31, 2001 and 2000, the Company had net federal operating losses (NOL) of $47,285 and $2,681, which can be carried forward to offset operating income. The Company's NOL's will expire between the years 2021 and 2018. Valuation allowances of $7,519 and $496 have been established for deferred tax assets associated with the above NOL's for 2001 and 2000 and for the amortizing of organization costs for tax purposes from 2000 forward. The change in the NOL allowances for 2001 and 2000 was $7,023 and $191.

NOTE 7 - DEPARTMENT OF ENERGY AWARD

         The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program has awarded a grant to Research. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000. The project period is from February 1, 2001 to January 1, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through December 31, 2001, Research has incurred grant expenses in the amount of $62,157.

                        EMPS CORPORATION AND SUBSIDIARY
                         (Development Stage Companies)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - FORMATION OF WHOLLY OWNED SUBSIDIARY

         On January 31, 2001, the Company formed EMPS Research Corporation (Research) as a wholly owned Subsidiary by giving cash and other consideration in exchange for 1,000,000 shares of Research common stock. Research was incorporated on January 31, 2001 in the State of Utah. The Company owns all of the issued and outstanding common shares of Research (1,000,000 shares). The consideration given by the Company to Research for its shares was $2,100 of cash, payment of organization costs of $264 on behalf of Research, and the assignment of three Patents owned by the Company to Research at their book value (historical costs) at time of assignment in the amount of $2,636. Thus, the Company paid a total price of $5,000 for the 1,000,000 shares of common stock of Research.

NOTE 9 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2001, the Company's board of directors adopted a resolution to increase the authorized capital stock of the Company from 50 million shares of common stock to 150 million shares and also authorized the Company to increase its total issued and outstanding shares of common stock by effecting a three-for-one forward stock split. The Company's total issued and outstanding common stock immediately following the forward split was 2,595,300 shares. The par value of the common stock will remain at $.001 per share.

         Also subsequent to December 31, 2001, the Company had the following stock and debt transactions. The Company sold 60,000 shares of restricted common stock for cash at a price of $ .30 per share for a total amount of $18,000. The Company pursuant its Stock Option Plan and by resolution of the Board of Directors approved a grant and issuance of 140,000 common shares as complete and full payment of all outstanding legal fees to its legal counsel. The shares issued are to be valued at fair market value at time of issuance. The amount owed to legal counsel at December 31, 2001 was $55,664. After this transaction the Company has available for distribution under the Stock Option Plan 260,000 shares.

Item 8: Changes in and disagreements with accountants on accounting and financial disclosure

                  None.

                                    PART III

Item 9:  Directors, Executive Officers, Promoters and Control Persons.

         The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within EMPS. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director   Age    Term Served as          Positions with EMPS
----------------   ---    --------------          -------------------

Louis Naegle       36     Since August 26, 1998   President, Treasurer, and
                                                  Director

Timothy L. Adair   36     Since May 18, 1999      Principal Accounting Officer,
                                                  Secretary and Director

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

Key Consultants

         Raj K. Rajamani, Ph.D. During the past five years, Dr. Rajamani has been a professor at the Metallurgical Engineering Department of the University of Utah. Dr. Rajamani received his Bachelor of Science in Chemical Engineering at the Annamalai University in Madras, India and received his M. Tech. in Chemical Engineering from the Indian Institute of Technology in Kanpur, India. He later received both an M.E. in Chemical Engineering and a Ph.D. in Metallurgy from the University of Utah. Dr. Rajamani has done research and published extensively on ultra fine grinding, computational fluid dynamics applications, electrodynamic separation of particles and has done modeling of grinding kinetics and charge motion in comminution machines. Dr. Rajamani supports the Company as a consultant on an as needed basis. Dr. Rajamani is 53 years old.

         Vladimir Leonidovich Saveliev, Ph.D. During the past five years, Dr. Saveliev has worked as a Senior Researcher at the Institute of Ionosphere and Higher Energy Physics, Academy of Sciences of the Republic of Kazakhstan, in Almaty, Kazakhstan. Dr. Saveliev specializes in the fields of plasma physics, electrodynamics, propagation of radio waves, kinetic theory, applied mathematics, Monte-Carlo method and numerical simulation. His extensive education includes a 1966 Specialized Physics, Mathematics and Chemistry certificate, a 1971 Master of Science degree from Novosibirsk State University in Physics, 1982 Degree, Candidate of Physical and Mathematical Sciences, which is equivalent to a Ph.D. Defended at the Institute of Theory and Applied Mechanics, Novosibirsk Scientific Center and a 1990 Academic Rank of Senior Researcher, certified by the High Certification Committee at Ministry Council of USSR. Dr. Saveliev began his professional career at the Institute of High Energy Physics, Academy of Sciences of SazSSR in 1971. He has been advisor to the Ph.D. Thesis of several scientists and a Senior Researcher, Scientific Consultant, Leading Researcher. He is a member of the American Mathematic Society, Referee of European Physics Letters and other journals, Expert of Ministry of Science - Academy of Sciences Republic of Kazakhstan. Dr. Saveliev is widely published in the areas of electromagnetics, plasma dynamics and ionosphere excitation. Dr. Saveliev is 52 years old.

Compliance with Section 16(a) of the Exchange Act

         Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

         Based solely on a review of Forms 3 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that Louis Naegle and Timothy L. Adair inadvertently failed to timely file Form 3s. Those reports have since been filed and both individuals have timely filed Form 5s.

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



Item 10: Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                          SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation                      Annual Compensation

                                                                                  Awards         Payouts          Restricted
Name and Principal                            Bonus  Other Annual     Stock      All Other
Position                   Year     Salary     $     Compensation  Options/ LTIP Awards SARs                 Payout Compensation
--------                   ----     ------    ---    ------------               ------ ----                 -------------------
Louis Naegle               2001       -0-     -0-         -0-            -0-         -0-            -0-              -0-
President                  2000       -0-     -0-         -0-            -0-         -0-            -0-              -0-
                           1999       -0-     -0-         -0-            -0-         -0-            -0-              -0-

Tim Adair                  2001       -0-     -0-         -0-            -0-         -0-            -0-              -0-
Secretary                  2000       -0-     -0-         -0-            -0-         -0-            -0-              -0-
                           1999       -0-     -0-         -0-            -0-         -0-            -0-              -0-


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

Employment Contracts and Termination of Employment and Change in Control Arrangement

         The Company has no employment agreements with its executive officers and currently has no other employees. In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

Item 11: Security Ownership of Certain Beneficial Owners and Management

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


Type of                                        Amount & Nature of
Security  Name and Address                     Beneficial Ownership   % of Class
--------  ----------------                     --------------------   ----------

Common    Louis Naegle                                 -0-               -0-
          1020 E. 900 N.
          Bountiful, UT 84010

Common    Timothy L. Adair                             -0-               -0-
          4811 S. 1115 E.
          Salt Lake City, UT 84117

Common    Particle Separation Technologies L.C.    2,400,000             86%
          3500 Pine Valley Road
          Woodland, Utah 84036

--------------------------------------------------------------------------------
All officers and directors                             -0-               -0-
as a group (2 persons)
--------------------------------------------------------------------------------
                   TOTAL                           2,400,000             86%
--------------------------------------------------------------------------------

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

Item 12: Certain Relationships and Related Transactions.

         From February 2001 to May 2001, the Company paid $20,000 to Stephen Smoot in project management fees. Mr. Smoot has completed the services he was retained to perform and the Company does not expect to pay him any addition project management fees, associated with the application for and ongoing reporting obligations associated with the I&I grant from the U.S. Department of Energy. Mr. Smoot is a trustee of the Stephen and Jill Smoot Family Trust, which is the beneficial owner of Particle Separation Technologies, L.C. Particle Separation Technologies, L.C., holds approximately 86% of the Company's issued and outstanding common shares.

         The Company does not anticipate engaging in any additional significant dealings with affiliates. If, however, there are dealings with related parties in the future, the Company will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

                                     PART IV

Item 13: Exhibits, financial statements, schedules and reports on Form 8-K.

         (a) The financial statements are listed in Item 7 of Part II of this report.

         (b) Reports on Form 8-K:

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on January 7, 2002, reporting a change under Item 5 or Other Information. Under Item 5 the Company reported that it increased its authorized capital stock of the corporation from Fifty Million shares to One Hundred and Fifty Million shares and correspondingly increased its total issued and outstanding common stock thereby effecting a three-for-one forward stock split. There were no financial statements filed, nor were financial statements required to be filed, in connection with this Form 8-K.

         (c) Exhibits

Exhibit
Number      Title of Document                                Location

3.1         Articles of Incorporation                        As filed (1)

3.2         Bylaws                                           As filed (1)

4.1         EMPS Corporation 1998 Stock Option Plan          As filed (1)

10.1        Assignment of Patents                            As filed (1)

10.2        Assignment of Patents                            As filed (2)

10.3        Assignment of Patents                            As filed (2)

10.4        Subcontract Agreement                            As filed (3)

21.1        Subsidiaries of Registrant                       As filed (2)

99.1        Award of grant from the Department of Energy     As filed (3)

(1) Incorporated by reference to the Form SB-1 filed by the Company on September 9, 1999.
(2) Incorporated by reference to the Form 10-SB filed by the Company on October 10, 2001.
(3) Incorporated by reference to the Form 10-SB/A-1 filed by the Company on November 21, 2001.

                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                       EMPS CORPORATION


Date: January 31, 2002
                                       /s/ Louis Naegle
                                       ---------------------------------------
                                       Louis Naegle
                                       President



Date: January 31, 2002                 /s/ Timothy L. Adair
                                       ---------------------------------------
                                       Timothy L. Adair
                                       Principal Accounting Officer, Secretary