Form 10QSB
period 2002-03-31
EMPS CORP
filed 2002-05-15
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
March 31, 2002                                                         000-33215

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

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

           Common stock, par value $.001; 2,910,300 shares outstanding as of May 10, 2002

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      EMPS CORPORATION AND SUBSIDIARY
                                       (Development Stage Companies)

                                         CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                                          March 31,         December 31,
                                                                                            2002                2001
                                                                                       ---------------     --------------
                                                                                         (Unaudited)
CURRENT ASSETS:
     Cash in bank                                                                      $        32,688     $       40,835
     Prepaid expense                                                                             1,114              1,050
                                                                                       ---------------     --------------
          Total Current Assets                                                                  33,802             41,885
                                                                                       ---------------     --------------
OTHER ASSETS
     Patents, net of amortization of $231 and $180                                               4,550              4,601
                                                                                       ---------------     --------------
          Total Other Assets                                                                     4,550              4,601
                                                                                       ---------------     --------------
TOTAL ASSETS                                                                           $        38,352     $       46,486
                                                                                       ===============     ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                  $        22,296     $       59,810
     Franchise tax payable                                                                           -                100
     Deferred revenue                                                                           12,390              3,231
                                                                                       ---------------     --------------
          Total Current Liabilities                                                             34,686             63,141
                                                                                       ---------------     --------------

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value, 150,000,000 shares
       authorized, 2,910,300 and 865,100 shares issued and
       outstanding respectively                                                                  2,910                865
     Additional paid-in capital                                                                220,399             32,630
     Deficit accumulated during the development stage                                         (219,643)           (50,150)
                                                                                       ---------------     --------------
          Total Stockholders' Equity (Deficit)                                                   3,666            (16,655)
                                                                                       ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $        38,352     $       46,486
                                                                                       ===============     ==============

                                  See Notes to Consolidated Financial Statements.

                                                          2

                                 EMPS CORPORATION AND SUBSIDIARY
                                  (Development Stage Companies)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                           For the Three
                                                                            Months Ended               Cumulative
                                                                              March 31,                During the
                                                                    ----------------------------       Development
                                                                        2002             2001            Stage
                                                                    ------------     -----------       ----------
REVENUE                                                             $          -     $         -       $        -
                                                                    ------------     -----------       ----------
EXPENSES
     General and administrative                                          169,450           5,700          218,444
     Amortization expense                                                     51              30              465
                                                                    ------------     -----------       ----------
               Total Expenses                                            169,501           5,730          218,909
                                                                    ------------     -----------       ----------
NET INCOME (LOSS) FROM OPERATIONS                                       (169,501)         (5,730)        (218,909)
                                                                    ------------     -----------       ----------
OTHER INCOME (EXPENSE)
     Grant revenue, net of grant expenses of $19,462,
       $62,157, and $26,267                                                    -         (26,267)               -
     Interest income                                                          50             318            1,050
     Other income                                                              -               -               51
     Interest expense                                                        (41)            (40)            (726)
                                                                    ------------     -----------       ----------
               Total Other Income and Expense                                  9         (25,989)             375
                                                                    ------------     -----------       ----------
NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                       (169,492)        (31,719)        (218,534)
  Cumulative effect of accounting
    change for organization costs                                              -               -           (1,109)
                                                                    ------------     -----------       ----------
NET INCOME (LOSS)                                                   $   (169,492)    $   (31,719)      $ (219,643)
                                                                    ============     ===========       ==========

EARNINGS (LOSS) PER SHARE BEFORE ACCOUNTING CHANGE                  $      (0.06)    $     (0.01)      $    (0.09)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              $      (0.00)    $     (0.00)      $    (0.00)
                                                                    ------------     -----------       ----------
INCOME (LOSS) PER SHARE                                             $      (0.06)    $     (0.01)      $    (0.09)
                                                                    ============     ===========       ==========


                             See Notes to Consolidated Financial Statements.

                                                     3

                                 EMPS CORPORATION AND SUBSIDIARY
                                  (Development Stage Companies)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                           For the Three
                                                                            Months Ended               Cumulative
                                                                              March 31,                During the
                                                                    ----------------------------       Development
                                                                        2002             2001            Stage
                                                                    ------------     -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from grant                                                 $    28,621     $         -      $    96,849
     Cash from interest received                                              50             318            1,050
     Cash from other income                                                    -               -               50
     Cash paid for interest                                                    -            (555)             (79)
     Cash paid for grant expenses                                        (14,167)        (26,817)         (76,324)
     Cash paid for expenses                                              (40,651)         (3,417)         (62,314)
                                                                     -----------     -----------      -----------
          Net Cash Used by Operating Activities                          (26,147)        (30,471)         (40,768)
                                                                     -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Patents                                                                   -          (1,970)          (4,115)
     Organization costs                                                        -               -           (1,000)
                                                                     -----------     -----------      -----------
          Net Cash Used by Investing Activities                                -          (1,970)          (5,115)
                                                                     -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributed to the Company                                        -               -            1,000
     Advances (payments) - Parent                                              -          (5,051)               -
     Sale of common stock for cash                                        18,000          15,100           83,100
     Deferred offering costs                                                   -            (960)          (5,529)
                                                                     -----------     -----------      -----------
          Net Cash Provided by Financing Activities                       18,000           9,089           78,571
                                                                     -----------     -----------      -----------
NET INCREASE (DECREASE) IN CASH                                           (8,147)        (23,352)          32,688

CASH  -  BEGINNING OF PERIOD                                              40,835          50,012                -
                                                                     -----------     -----------      -----------
CASH  -  END OF PERIOD                                               $    32,688     $    26,660      $    32,688
                                                                     ===========     ===========      ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                    $  (169,492)    $   (31,719)     $  (219,643)
                                                                     -----------     -----------      -----------
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities
    Amortization of organization and patent costs                             51              30              465
    Common stock issued to pay payables and consulting services          116,150               -          116,150
    Cumulative change in accounting principle                                  -               -            1,109
    Change in assets and liabilities
      (Increase) in prepaid expense                                          (64)           (550)          (1,114)
      Increase in deferred revenue                                         9,159               -           12,390
      Increase (decrease) in accounts payable                             18,149           2,282           49,875
      Increase (decrease) in franchise tax payable                          (100)              -                -
      Increase (decrease) in accrued interest                                  -            (514)               -
                                                                     -----------     -----------      -----------
         Total Adjustments                                               143,345           1,248          178,875

NET CASH (USED) BY OPERATING ACTIVITIES                              $   (26,147)    $   (30,471)     $   (40,768)
                                                                     ===========     ===========      ===========
NONCASH TRANSACTIONS
     Part of consideration to purchase shares of Subsidiary          $         -     $     2,636      $     2,636
                                                                     ===========     ===========      ===========
     Accounts payable for organization costs                         $         -     $         -      $       209
                                                                     ===========     ===========      ===========
     Accounts payable for deferred offering costs                    $         -     $     2,930      $    29,670
                                                                     ===========     ===========      ===========
     Common stock issued for assignment of patents                   $         -     $     2,636      $       800
                                                                     ===========     ===========      ===========
     Common stock issued to pay accounts payable                     $    55,664     $         -      $    55,664
                                                                     ===========     ===========      ===========

                               See Notes to Consolidated Financial Statements.

                                                      4

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

         Financial Statements - The accompanying financial statements include only the accounts of EMPS Corporation and its wholly-owed subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At March 31, 2002, December 31, 2001 and March 31, 2001, the PST owned 82.5%, 92.5% and 92.5% of the common stock of EMPS Corporation respectively.

         Consolidation Policy - The consolidated balance sheet, statement of operations, and statement of cash flows at March 31, 2002 and December 31, 2001, include the accounts of The Company and its wholly-owned subsidiary (Research). Intercompany transactions and balances have been eliminated in consolidation.

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

         Income Taxes - Due to losses at March 31, 2002, December 31, 2001 and March 31, 2001, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have non-cash investing activities during 2002 and 2001.

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

         The Company's board of directors adopted during January 2002 a resolution to increase the authorized capital stock of the Company from 50 million shares of common stock to 150 million shares and also authorized the Company to increase its total issued and outstanding shares of common stock by effecting a three-for-one forward stock split. The Company's total issued and outstanding common stock immediately following the forward split was 2,595,300 shares. The par value of the common stock remained at $.001 per share. All references in the accompanying financial statements to the per share amounts have been restated to reflect the forward stock split.

         Also during January 2002, the Company had the following stock and debt transactions. The Company sold 60,000 post split shares of restricted common stock to an individual and a company for cash at a price of $.30 per share for a total amount of $18,000. The Board of Directors approved a grant and issuance of 140,000 post split common shares as complete and full payment of all outstanding legal fees to its legal counsel. The shares issued were valued at fair market value at time of issuance of $.3976 per share. The amount owed to legal counsel at December 31, 2001 was $55,664. During February 2002, the Company issued 115,000 post split shares of common shares valued at $1.01 per share in exchange for consulting services (see Note 9)

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

         PST is providing free office space to the Company, to date; the free rent has been determined to have only nominal value.

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

NOTE 4 - ASSIGNMENTS AND PURCHASE OF PATENTS TO THE COMPANY

         As outlined above, PST has assigned patents for its technology to the Company in exchange for common stock of the Company. The term of the assignment is for the length of time covered under the letters of Patent. At the time of the assignment, the costs of the patents were recorded at no more than the cost of the patents to PST. During the year ended December 31, 2001, the Company also purchased, using cash, an additional patent from PST for a cost of $1,970. These patents were then assigned to Research. (See Note 7).

NOTE 5 - INCOME TAXES

         At December 31, 2001 and 2000 the Company had net federal operating losses (NOL) of $47,285 and $2,681, which can be carried forward to offset operating income. The Company's NOL's will expire between the years 2021 and 2018. Valuation allowances of $7,519 and $496 have been established for deferred tax assets associated with the above NOL's for 2001 and 2000 and for the amortizing of organization costs for tax purposes from 2000 forward. The change in the NOL allowances for 2001 and 2000 was $7,023 and $191.

         At March 31, 2002, the Company and Research had consolidated interim losses of $169,492. Losses for the year 2002, if any, will expire in 2022. A valuation allowance of $57,627 has been established for the March 31, 2002 interim loss.

NOTE 6 - DEPARTMENT OF ENERGY AWARD AND GRANT

         The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program has awarded a grant to Research. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000. The project period is from February 1, 2001 to January 1, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through March 31, 2002, Research has incurred grant expenses in the amount of $81,619.

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - FORMATION OF WHOLLY OWNED SUBSIDIARY

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

NOTE 8 - AGREEMENT AND PLAN OF REORGANIZATION

         On February 28, 2002, the Company entered into an agreement and plan of reorganization with Caspian Services Group, Limited, a privately held British Virgin Islands corporation (Caspian). Caspian is primarily engaged in providing services to the oil and gas industry in the
         Republic of Kazakhstan. Pursuant to the agreement, the Company will issue 27,089,700 shares of restricted common stock in exchange for 100% of the issued and outstanding shares of Caspian common stock. Consummation of the agreement is contingent upon ratification of the agreement by a majority of the Company's current shareholders. The vote to ratify the agreement will take place at a special meeting of shareholders on May 29, 2002.

NOTE 9 - CONSULTING AGREEMENT

         During February 2002, the Company entered into two consulting agreements with two individuals. Under the agreements the individuals are to provide oil and gas industry-consulting services to the Company. Per the agreement $20,000 was paid and 115,000 shares of common stock were issued to the two individuals. The shares were determined to have a value of $1.01 per share for a total valuation of $116,150. The total consulting expense of $136,150 paid under this agreement was recorded in the first quarter of 2002.

NOTE 10 - PROPOSED STOCK OPTION PLAN

         During March 2002, the Board of Directors approved, subject to ratification by the Company's stockholders, that the Company adopt the EMPS Corporation 2002 stock option plan. The plan reserves 1,000,000 common shares.

ITEM 2.  PLAN OF OPERATIONS

         This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.

General

         The Company's primary operation is to develop and demonstrate a High-Frequency Eddy- Current Separator ("HFECS") prototype capable of separating one ton of particles per hour. The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that might otherwise be lost. The Company's wholly owned subsidiary, EMPS Research Corporation ("ERC") is overseeing the research and development of the HFECS prototype.

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         The Company has contracted with Altaire Holdings L.C., an electronics lab in Ogden, Utah, to assist it in designing, fabricating and assembling the prototype HFECS. Altaire will also be responsible for field testing and training. Altaire began work on the prototype in February 2001. The Company expects to have an initial prototype for testing during the second or third quarter of this year. The funds to pay Altaire have and will come from the I&I grant money.

         The Company has also retained the University of Utah to test and analyze equipment design and implementation, design working scale models and perform the needed data analysis and computer modeling once the initial prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology. For these services, the University of Utah will receive $104,968. The funds to pay for these services have and will come from the I&I research grant received by the Company.

         As of March 31, 2002, the Company has spent over $81,000 of the I&I grant money. Approximately $51,000 has been paid to Altaire, $10,000 has been paid to the University of Utah and $20,000 was paid to Stephen Smoot, a related party through Particle Separation Technologies, L.C., as project management fees. The Company does not expect to pay any additional project management fees.

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

         On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization, (the "Agreement") with Caspian Services Group, Limited, a privately-held British Virgin Islands corporation ("Caspian"), pursuant to which the Company will issue 27,089,700 shares of restricted Company common stock in exchange for 100% of the issued and outstanding shares of Caspian Common Stock. Consummation of the Agreement is contingent upon ratification of the Agreement by a majority of the Company's current shareholders.

         If the Agreement is ratified by a majority of the Company's shareholders, following consummation and the issuance of shares, the Caspian shareholders will own 90% of the total issued and outstanding shares of our Common Stock immediately after the Closing. Caspian will become a wholly owned subsidiary of the Company.

         Assuming the Agreement is ratified, following the reorganization, the Company will maintain its principle executive offices in Salt Lake City, Utah. Caspian will maintain its offices in Kazakhstan and will continue to pursue its current business operations. The Company will continue the development and marketing of the HFECS technology, through its wholly owned subsidiary EMPS Research Corporation. The operations of EMPS Research Corporation will also remain in Utah.

         To date, the Company has not been profitable. Prior to this past fiscal year, when it realized only minimal profits, Caspian also has not been profitable. Both companies, as well as the combined company, will be dependent for a significant period of time on additional investment capital to fund operating expenses and development costs before achieving profitability. The Company believes it will be able to fund its operating expenses for fiscal year 2002 out of funds received from its initial public offering and moneys to be received under its Department of Energy grant. Since its inception, Caspian has covered its operating expense shortfall through additional contributions from its control shareholders. Although no formal agreement has been entered between the Company and the Caspian control shareholders, it is anticipated that any shortfall for fiscal year 2002 will be covered by additional contributions from such shareholders unless funds are received from other funding sources. Because the combined entity will have greater capital requirements, the fund-raising burden may be greater. While it is anticipated that the combined entity will be more attractive to investors for a variety of reasons, there can be no guarantee that the combined entity will be able to meet its funding needs. In part, this is because the availability of funds is a result of a variety of factors, many of which are beyond our control, including volatility in the public capital markets. Our success may also be affected by general economic conditions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2002.

         The following securities, which are not registered under the Securities Act of 1933, were issued during the quarter ended March 31, 2002.

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

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

         On May 29, 2002, the Company will hold a special meeting of shareholders during which the Company's shareholders will be asked to vote on the following matters: 1) to ratify an Agreement and Plan of Reorganization, dated as of February 28, 2002, between EMPS Corporation, a Nevada corporation, and Caspian Services Group Limited, a British Virgin Islands corporation, whereby EMPS Corporation shall acquire all of the issued and outstanding common shares of Caspian Services Group Limited in exchange for 27,089,700 restricted common shares of EMPS Corporation and Caspian Services Group Limited shall be become a wholly owned subsidiary of EMPS; 2) to elect three Directors to the Company's Board of Directors. The Directors will be elected to serve for a period of one year and until their successors shall have been elected and qualified; 3) to ratify our EMPS Corporation 2002 Stock Option Plan for purposes of Sections 162(m) and 422 of the Internal Revenue Code; 4) To ratify the selection of David T. Thomson, P.C. as independent auditor of EMPS Corporation for the 2002 fiscal year; and 5) to transact any other business as may properly come before the meeting or at any adjournment thereof. Definitive proxy statements have been mailed to all Company shareholders.

Item 5.  Other Information

         Information about Caspian Services Group Limited

         Caspian was incorporated in the British Virgin Islands on December 22, 1999, and has been primarily engaged in providing services to the oil and gas industry in the Republic of Kazakhstan. Caspian carries out its primary business activities from its branch located in Aktau, Kazakhstan, which has been registered with the Ministry of Justice of the Republic of Kazakhstan since April of 2000. Caspian currently employs 32 persons.

         In recent years, the Republic of Kazakhstan has undergone substantial political and economic changes which have created an emerging market. As a result, Kazakhstan in general, has been successful in attracting investment interest from oil and gas exploration and development companies. We believe that the current infrastructure in Kazakhstan is insufficient to support and service the new interest and investments being made by the oil and gas companies. We hope to position Caspian to provide a range of services to these oil and gas companies.

         The current services provided by Caspian include the chartering of a fleet of three specialized shallow draft vessels; the Baskunchak, Caspian Yelena and Caspian Maria (collectively the "Vessels"). Baskunchak and Caspian Yelena are currently in operation and Caspian Maria is expected to arrive and commence operations in the second quarter of 2002. The Vessels are uniquely suited to work in the shallow waters of the northeast Caspian Sea. These Vessels are chartered by, and provide support services to, oil and gas contractors in the Kazakh sector of the North Caspian Sea. The associated support services include maintenance and upkeep of the Vessels, staffing the Vessels with a marine crew, accommodations and meals on the Vessels, laundry and other related services to those on the Vessels.

         Caspian is also a partner in two joint ventures located in the Port of Bautino on the Caspian Sea. The Port of Bautino is the northernmost bay in the Caspian Sea that does not freeze during the winter months.

         Caspian's first joint venture in the Port of Bautino is a water desalinization plant which purifies, bottles and markets and sells water. The second joint venture is a development company which is constructing a hotel that the joint venture will manage and operate. Caspian expects the first phase of the hotel to be completed by the end of the second quarter of 2002.

         Caspian plans to expand its marine fleet to include supply, work and survey vessels as well as barges and tug boats. As part of a natural progression Caspian plans to develop a marine base on real property it currently owns in the Port of Bautino. Eventually Caspian desires to also develop an emergency response service that would react to offshore oil spills on the Caspian Sea. Finally, Caspian is considering the development of an offshore seismic exploration program.

         Caspian's competition includes varying local companies to large worldwide corporations. We expect competition to be intense. Caspian's offshore division currently has no known local competition, but does have to compete with many larger foreign companies. We believe that Caspian has an advantage over these larger companies because it has extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Reports on Form 8-K

         On January 7, 2002, the Company filed a Current Report on Form 8-K disclosing that the Company's board of directors unanimously declared by resolution to increase the authorized capital stock of the corporation from Fifty Million shares to One Hundred and Fifty Million shares and to correspondingly increase the total issued and outstanding common stock thereby effecting a three-for-one forward stock split in accordance with the provisions of Section 78.207 and 78.209 of the Nevada Revised Statutes. The board of directors believed this action was advisable in order to facilitate trading of the Company's securities and to increase liquidity for the shareholders.

         In connection with this action, the articles of incorporation of the Company were amended to increase the authorized and issued and outstanding common stock of the Company. The par value of the Company's common stock remained unchanged.

         The total issued and outstanding common stock of the corporation immediately prior to the forward split was 865,100 shares. The total issued and outstanding common stock of the corporation immediately following the forward split will be 2,595,300 shares.

         (B) Exhibits. The following exhibits are included as part of this report:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EMPS Corporation


May 14, 2002                                         /s/ Louis Naegle
                                                     --------------------------
                                                     Louis Naegle
                                                     President

May 14, 2002                                         /s/ Timothy L. Adair
                                                     --------------------------
                                                     Timothy L. Adair
                                                     Secretary