Form 10QSB
period 2002-06-30
EMPS CORP
filed 2002-08-01
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
June 30, 2002                                                          000-33215

                                EMPS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
           -----------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

              875 Donner Way, Unit 705, Salt Lake City, Utah 84108
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 582-1881
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

           Common stock, par value $.001; 2,910,300 shares outstanding as of July 26, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                         EMPS CORPORATION AND SUBSIDIARY
                                          (Development Stage Companies)

                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                                           June 30,          December 31,
                                                                                             2002               2001
                                                                                       ---------------      --------------
                                                                                          (Unaudited)
CURRENT ASSETS:
     Cash in bank                                                                      $         8,715      $       40,835
     Prepaid expense                                                                               206               1,050
     Due from U. S. Department of Energy                                                         8,041                   -
                                                                                       ---------------      --------------

          Total Current Assets                                                                  16,962              41,885
                                                                                       ---------------      --------------

OTHER ASSETS
     Patents, net of amortization of $282 and $180                                               4,498               4,601
                                                                                       ---------------      --------------

          Total Other Assets                                                                     4,498               4,601
                                                                                       ---------------      --------------

TOTAL ASSETS                                                                           $        21,460      $       46,486
                                                                                       ===============      ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                  $        44,302      $       59,810
     Franchise tax payable                                                                           -                 100
     Deferred revenue                                                                                -               3,231
                                                                                       ---------------      --------------

          Total Current Liabilities                                                             44,302              63,141
                                                                                       ---------------      --------------

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value, 150,000,000 shares
          authorized, 2,910,300 and 886,100 shares issued and
          outstanding respectively                                                               2,910                 865
     Additional paid-in capital                                                                220,399              32,630
     Deficit accumulated during the development stage                                         (246,151)            (50,150)
                                                                                       ---------------      --------------

          Total Stockholders' Equity (Deficit)                                                 (22,842)            (16,655)
                                                                                       ---------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $        21,460      $       46,486
                                                                                       ===============      ==============

                                                         2

                                         EMPS CORPORATION AND SUBSIDIARY
                                          (Development Stage Companies)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                      For the Three                      For the Six
                                                       Months Ended                      Months Ended               Cumulative
                                                         June 30,                          June 30,                  During the
                                               -----------------------------      ---------------------------       Development
                                                   2002             2001             2002             2001            Stage
                                               ------------     ------------      -----------     -----------       -----------
REVENUE                                        $          -     $          -      $         -     $         -       $         -
                                               ------------     ------------      -----------     -----------       -----------

EXPENSES
     General and administrative                      26,504            6,262          195,954          11,962           244,948
     Amortization expense                                51               51              102              82               516
                                               ------------     ------------      -----------     -----------       -----------

          Total expenses                             26,555            6,313          196,056          12,044           245,464
                                               ------------     ------------      -----------     -----------       -----------

NET INCOME (LOSS) FROM OPERATIONS                   (26,555)          (6,313)        (196,056)        (12,044)         (245,464)
                                               ------------     ------------      -----------     -----------       -----------

OTHER INCOME (EXPENSE)
     Grant revenue, net of grant expenses of
          $20,431, $24,245, $39,893, $50,512
          and $102,050                                    -           26,267                -               -                 -
     Interest income                                     47              113               58             431             1,057
     Other income                                         -              904                -             904                51
     Interest expense                                     -                -               (3)            (40)             (686)
                                               ------------     ------------      -----------     -----------       -----------

          Total Other Income and Expense                 47           27,284               55           1,295               422
                                               ------------     ------------      -----------     -----------       -----------

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                   (26,508)          20,971         (196,001)        (10,749)         (245,042)
     Cumulative effect of accounting
     change for organization costs                       -                -                -               -             (1,109)
                                               ------------     ------------      -----------     -----------       -----------

NET INCOME (LOSS)                              $    (26,508)    $     20,971      $  (196,001)    $   (10,749)      $  (246,151)
                                               ============     ===========       ===========     ===========       ===========

EARNINGS (LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE                       $      (0.01)    $       0.02      $     (0.07)    $     (0.01)      $     (0.10)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                              $          -     $          -      $         -     $         -       $     (0.00)
                                               ------------     ------------      -----------     -----------       -----------

INCOME (LOSS) PER SHARE                        $      (0.01)    $       0.02      $     (0.07)    $     (0.01)      $     (0.10)
                                               ============     ============      ===========     ===========       ===========

                                                                   3

                                          EMPS CORPORATION AND SUBSIDIARY
                                           (Development Stage Companies)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                     For the Six
                                                                                     Months Ended         Cumulative
                                                                                       June 30,           During the
                                                                               ------------------------   Development
                                                                                  2002          2001         Stage
                                                                               ----------     ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from grant                                                           $   39,893     $  65,384   $  102,050
     Cash from interest received                                                       58           431        1,057
     Cash from other income                                                             -             -           51
     Cash paid for interest                                                            (3)         (555)        (686)
     Cash paid for grant expenses                                                 (39,893)      (44,718)    (102,050)
     Cash paid for expenses                                                       (50,175)       (9,755)     (65,163)
                                                                               ----------     ---------   ----------

          Net Cash Provided (Used) by Operating Activities                        (50,120)      10,787       (64,741)
                                                                               ----------     ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Patents                                                                            -        (4,115)      (4,115)
     Organization costs                                                                 -             -       (1,000)
                                                                               ----------     ---------   ----------

          Net Cash Used by Investing Activities                                         -        (4,115)      (5,115)
                                                                               ----------     ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributed to the Company                                                 -             -        1,000
     Advances (payments) - Parent                                                       -        (5,051)           -
     Sale of common stock for cash                                                 18,000        15,100       83,100
     Deferred offering costs                                                            -          (960)      (5,529)
                                                                               ----------     ---------   ----------

          Net Cash Provided (Used) by Financing Activities                         18,000         9,089       78,571
                                                                               ----------     ---------   ----------

NET INCREASE (DECREASE) IN CASH                                                   (32,120)       15,761        8,715

CASH  -  BEGINNING OF PERIOD                                                      40,835        50,012             -
                                                                               ----------     ---------   ----------

CASH  -  END OF PERIOD                                                         $    8,715     $  65,773   $    8,715
                                                                               ==========     =========   ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                              $ (196,001)    $ (10,749)  $ (246,151)
                                                                               ----------     ---------   ----------

Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities
          Amortization of organization and patent costs                               102            82          516
          Common stock issued to pay payables and consulting services             116,150             -      116,150
          Cumulative change in accounting principle                                     -             -        1,109
          Change in assets and liabilities
             (Increase) Decrease in prepaid expenses                                  844             -         (206)
             (Increase) Decrease in due from Department of Energy                  (8,041)            -       (8,041)
             Increase in deferred revenue                                          (3,231)       14,876            -
             Increase (decrease) in accounts payable                               40,157         7,092       71,882
             Increase (decrease) in franchise tax payable                            (100)            -            -
             Increase (decrease) in accrued interest                                    -          (514)           -
                                                                               ----------     ---------   ----------

               Total Adjustments                                                  145,881        21,536      181,410
                                                                               ----------     ---------   ----------

NET CASH (USED) BY OPERATING ACTIVITIES                                        $  (50,120)    $  10,787   $  (64,741)
                                                                               ==========     =========   ==========

NONCASH TRANSACTIONS
     Part of consideration to purchase shares of Subsidiary - patents          $        -     $   2,636   $    2,636
                                                                               ==========     =========   ==========
     Accounts payable for organization costs                                   $        -     $       -   $      209
                                                                               ==========     =========   ==========
     Accounts payable for deferred offering costs                              $        -     $   2,930   $   29,670
                                                                               ==========     =========   ==========
     Common stock issued for assignment of patents                             $        -     $       -   $      800
                                                                               ==========     =========   ==========
     Common stock issued to pay accounts payable                               $   55,664     $   2,636   $   55,664
                                                                               ==========     =========   ==========

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

         Financial Statements - The accompanying financial statements include only the accounts of EMPS Corporation and its wholly-owed subsidiary (Research) and are not presented on a consolidated basis with Particle Separation Technologies, L.C., (PST) which is its Parent Company. At June 30, 2002, December 31, 2001 and June 30, 2001, the PST owned 82.5%, 92.5% and 92.5% of the common stock of EMPS Corporation respectively.

         Consolidation Policy - The consolidated balance sheet, statement of operations, and statement of cash flows at June 30, 2002 and December 31, 2001, include the accounts of The Company and its wholly-owned subsidiary (Research). Intercompany transactions and balances have been eliminated in consolidation.

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

         Income Taxes - Due to losses at June 30, 2002, December 31, 2001 and June 30, 2001, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

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

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNUADITED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Also during January 2002, the Company had the following stock and debt transactions. The Company sold 60,000 post split shares of restricted common stock to an individual and a company for cash at a price of $.30 per share for a total amount of $18,000. The Board of Directors approved a grant and issuance of 140,000 post split common shares as complete and full payment of all outstanding legal fees to its legal counsel. The shares issued were valued at fair market value at time of issuance of $.3976 per share. The amount owed to legal counsel at December 31, 2001 was $55,664. During February 2002, the Company issued 115,000 post split shares of common shares valued at $1.01 per share in exchange for consulting services (see Note 9).

                         EMPS CORPORATION AND SUBSIDIARY
                          (Development Stage Companies)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

         PST is providing free office space to the Company, to date; the free rent has been determined to have only nominal value.

         The Company has no employees. Starting in the first quarter of 2001 and through the second quarter of 2001, compensation was paid to the project manager of the government grant issued to Research (see note 6) in the amount of $20,000. The project manager is a related party to Research through PST. As of June 30, 2002 and December 31, 2001 and 2000 no compensation was paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

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

         At June 30, 2002, the Company and Research had consolidated interim losses of $196,001. Losses for the year 2002, if any, will expire in 2022. A valuation allowance of $66,640 has been established for the June 30, 2002 interim loss.

NOTE 6 - DEPARTMENT OF ENERGY AWARD AND GRANT

         The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program has awarded a grant to Research. Research's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000. The project period is from February 1, 2001 to January 31, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. Through June 30, 2002, Research has incurred grant expenses in the amount of $102,050.

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

NOTE 8 - AGREEMENT AND PLAN OF REORGANIZATION

         On February 28, 2002, the Company entered into an agreement and plan of reorganization with Caspian Services Group, Limited, a privately held British Virgin Islands corporation (Caspian). Caspian is primarily engaged in providing services to the oil and gas industry in the Republic of Kazakhstan. Pursuant to the agreement, the Company will issue 27,089,700 shares of restricted common stock in exchange for 100% of the issued and outstanding shares of Caspian common stock. Consummation of the agreement is contingent upon ratification of the agreement by a majority of the Company's current shareholders. The vote to ratify the agreement took place at a special meeting of shareholders on May 29, 2002. As of June 30, 2002, the agreement was yet to be completed. The Company anticipates the agreement to close in the first part of the third quarter of 2002.

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

NOTE 10 - STOCK OPTION PLAN

         During March 2002, the Board of Directors approved, and during May 2002, the stockholders of the Company ratified the EMPS Corporation 2002 stock option plan. The plan reserves 1,000,000 common shares.

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

         The Company has contracted with Altaire Holdings L.C., an electronics lab in Ogden, Utah, to assist it in designing, fabricating and assembling the prototype HFECS. Altaire will also be responsible for field testing and training. Altaire began work on the prototype in February 2001. The Company expects to have an initial prototype for testing during the third quarter of this year. The funds to pay Altaire have and will come from the I&I grant money.

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

         As of June 30, 2002, the Company has spent over $102,000 of the I&I grant money. Approximately $60,000 has been paid to Altaire, $21,500 has been paid to the University of Utah and $20,000 was paid to Stephen Smoot, a related party through Particle Separation Technologies, L.C., as project management fees. The Company does not expect to pay any additional project management fees.

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

         On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization, (the "Agreement") with Caspian Services Group, Limited, a privately-held British Virgin Islands corporation ("Caspian"), pursuant to which the Company will issue 27,089,700 shares of restricted Company common stock in exchange for 100% of the issued and outstanding shares of Caspian Common Stock. This Agreement was ratified by a majority of the Company's shareholders at a Special Meeting of Stockholders held on May 29, 2002. The Company anticipates the Agreement will be consummated during the first part of the third quarter of this year.

         Following consummation and the issuance of shares, the Caspian shareholders will own 90% of the total issued and outstanding shares of our Common Stock immediately after the Closing. Caspian will become a wholly owned subsidiary of the Company.

         Assuming the Agreement is consummated, following the reorganization, the Company will maintain its principle executive offices in Salt Lake City, Utah. Caspian will maintain its offices in Kazakhstan and will continue to pursue its current business operations. The Company will continue the development and marketing of the HFECS technology, through its wholly owned subsidiary EMPS Research Corporation. The operations of EMPS Research Corporation will also remain in Utah.

         To date, the Company has not been profitable. Prior to this past fiscal year, when it realized only minimal profits, Caspian also has not been profitable. Both companies, as well as the combined company, will be dependent for a significant period of time on additional investment capital to fund operating expenses and development costs before achieving profitability. The Company believes it will be able to fund its operating expenses for fiscal year 2002 out of funds received from its initial public offering and money to be received under its Department of Energy grant. Since its inception, Caspian has covered its operating expense shortfall through additional contributions from its control shareholders. Although no formal agreement has been entered between the Company and the Caspian control shareholders, it is anticipated that any shortfall for fiscal year 2002 will be covered by additional contributions from such shareholders unless funds are received from other funding sources. Because the combined entity will have greater capital requirements, the fund-raising burden may be greater. While it is anticipated that the combined entity will be more attractive to investors for a variety of reasons, there can be no guarantee that the combined entity will be able to meet its funding needs. In part, this is because the availability of funds is a result of a variety of factors, many of which are beyond our control, including volatility in the public capital markets. Our success may also be affected by general economic conditions.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2002.

         The Company issued no securities during the quarter ended
June 30, 2002.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2002, certain matters detailed below were submitted to a vote of security holders at a Special Meeting of Stockholders held on May 29, 2002. Proxies were solicited in connection with the vote.

         The Company's shareholders were asked to vote on the following matters:

         1) to ratify the Agreement and Plan of Reorganization, dated as of February 28, 2002, between EMPS Corporation, a Nevada corporation, and Caspian Services Group Limited, a British Virgin Islands corporation, whereby EMPS Corporation shall acquire all of the issued and outstanding common shares of Caspian Services Group Limited in exchange for 27,089,700 restricted common shares of EMPS Corporation and Caspian Services Group Limited shall be become a wholly owned subsidiary of EMPS;

         2) to ratify the EMPS Corporation 2002 Stock Option Plan for purposes of Sections 162(m) and 422 of the Internal Revenue Code; and

         3) to ratify the selection of David T. Thomson, P.C. as independent auditor of EMPS Corporation for the 2002 fiscal year.

         Shareholders holding 2,557,550 shares were represented at the meeting either in person of by proxy and all such shares voted to ratify the above listed matters.

         The Company's shareholders were also asked to vote to elect three members to the Company's Board of Directors to serve for a period of one year and until their successors are elected and qualified. The following individuals were nominated and elected by unanimous vote of the 2,557,550 shares represented at the meeting:

         Mirgali Kunayev. Mr. Kunayev has been a Vice President for Caspian Services Group, Limited since 2000. Mr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia. Mr. Kunayev is 45 years old.

         Paul A. Roberts. Mr. Roberts has worked for Caspian Services Group, Limited since 2001. He was appointed President and Chairman of the Board of Caspian Services in February 2002 where he oversees Caspian's operations. Prior to that time, Mr. Roberts was a Vice President. As such, he was responsible for business development, financial planning, contracts, marketing and operations in Kazakhstan and Central Asia. In this position, he worked closely with government authorities and state and local businesses. From 1999 to 2001, Mr. Roberts was an Area Manager for PGS Onshore, Inc., in Almaty Kasakhstan. As Area Manager, he was responsible for seismic exploration. He also performed many of the same duties he performed in his capacity as Vice President of Caspian. From 1997 to 1999, Mr. Roberts was the Resident Manager for PetroAlliance (WGS) in Almaty, Kazakhstan. He was responsible for land and marine seismic exploration. He also oversaw business and financial planning, contract negotiations and operations in Kazakhstan and Central Asia. Mr. Roberts is 45 years old.

         Marat Cherdabayev. Since January 2001, Mr. Cherdabayev has worked in the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. He currently serves as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibilty of investment projects. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Adminstration from Northeastern University in June 2000. Mr. Cherdabayev is 27 years old.

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

         The current services provided by Caspian include the chartering of a fleet of three specialized shallow draft vessels; the Baskunchak, Caspian Yelena and Caspian Maria (collectively the "Vessels"). Baskunchak and Caspian Yelena are currently in operation and Caspian Maria is expected to arrive and commence operations in the during 2002. The Vessels are uniquely suited to work in the shallow waters of the northeast Caspian Sea. These Vessels are chartered by, and provide support services to, oil and gas contractors in the Kazakh sector of the North Caspian Sea. The associated support services include maintenance and upkeep of the Vessels, staffing the Vessels with a marine crew, accommodations and meals on the Vessels, laundry and other related services to those on the Vessels.

         Caspian is also a partner in two joint ventures located in the Port of Bautino on the Caspian Sea. The Port of Bautino is the northernmost bay in the Caspian Sea that does not freeze during the winter months.

         Caspian's first joint venture in the Port of Bautino is a water desalinization plant which purifies, bottles and markets and sells water. The second joint venture is a development company which is constructing a hotel that the joint venture will manage and operate. Caspian expects the first phase of the hotel to be completed during the third quarter of 2002.

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

         None.

         (B) Exhibits. The following exhibits are included as part of this report:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EMPS Corporation


July 29, 2002                                        /s/ Louis Naegle
                                                     --------------------------
                                                     Louis Naegle
                                                     President



July 29, 2002                                        /s/ Timothy L. Adair
                                                     --------------------------
                                                     Timothy L. Adair
                                                     Secretary