Form 10QSB
period 2002-09-30
EMPS CORP
filed 2002-11-22
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2002                                                     000-33215


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

          Common stock, par value $.001; 30,000,000 shares outstanding as of November 15, 2002

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements......................................... 3

         Condensed Consolidated Balance Sheets (Unaudited) as of
           September 30, 2002 and December 31, 2001........................ 3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three months ended
           September 30, 2002 and 2001 and for the nine
           months ended September 30, 2002 and 2001........................ 4

         Condensed Consolidated Statement of Stockholders' Equity
           (Unaudited) for the year ended December 31, 2001 and
           for the nine months ended September 30, 2002.................... 5

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the nine months ended
           September 30, 2002 and 2001..................................... 6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..................................................... 7

     Item 2.  Managements Discussion and Analysis or
                Plan of Operation..........................................13

     Item 3.  Controls and Procedures......................................17



PART II-- OTHER INFORMATION

     Item 2.  Changes in Securities........................................18

     Item 5.  Other Information............................................18

     Item 6.  Exhibits and Reports on Form 8-K.............................18

     Signatures............................................................20

     Certifications Pursuant to the Sarbanes-Oxley Act of 2002.............21

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        EMPS CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                             (dollars in thousands)

                                                                                        September 30,         December 31,
                                                                                            2002                 2001
                                                                                      ----------------      ---------------
                                                      ASSETS
Current Assets
     Cash                                                                             $            507      $           259
     Trade accounts receivable, net of allowance of
       $37 and $76, respectively                                                                 1,017                  330
     Advance to related parties                                                                      -                  105
     Inventories                                                                                    74                   55
     Prepaid expenses and other current assets                                                     290                  145
                                                                                      ----------------      ---------------
         Total Current Assets                                                                    1,888                  894
                                                                                      ----------------      ---------------

     Investments                                                                                    59                   85
     Vessels and Equipment, net                                                                  6,836                5,792
                                                                                      ----------------      ---------------

Total Assets                                                                          $          8,783      $         6,771
                                                                                      ================      ===============


                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Advances from related parties                                                     $          2,828      $         1,849
    Accounts payable and accrued expenses                                                          350                  461
    Income tax payable                                                                             433                  363
    Current portions of long term debt to related parties                                       11,014                4,777
                                                                                      ----------------      ---------------
         Total Current Liabilities                                                              14,625                7,450
                                                                                      ----------------      ---------------
Long-Term debt to Related Parties                                                                  322                5,081
                                                                                      ----------------      ---------------

Stockholders' Deficit
     Common stock, $0.001 par value, 150,000,000 shares
       authorized, 30,000,000 shares issued and outstanding                                         30                   27
     Additional paid-in capital                                                                    (53)                 (27)
     Accumulated other comprehensive income                                                        271                  104
     Accumulated deficit                                                                        (6,412)              (5,864)
                                                                                      ----------------      ---------------
         Total Stockholders Deficit                                                             (6,164)              (5,760)
                                                                                      ----------------      ---------------

Total Liabilities and Stockholders' Deficit                                           $          8,783      $         6,771
                                                                                      ================      ===============

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            3

                                                EMPS CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                        (dollars in thousands, except per share amounts)


                                                         For the Three Months                           For the Nine Months
                                                          Ended September 30,                            Ended September 30,
                                                 -----------------------------------            -----------------------------------
                                                      2002                  2001                     2002                  2001
                                                 -------------         -------------            -------------         -------------
Revenues
   Charter revenue                               $       1,806         $       1,064            $       3,211         $       1,543
   Accomodations, meals & services                         161                   208                      250                   329
   Product sales                                           193                    80                      420                   192
                                                 -------------         -------------            -------------         -------------
         Total revenues                                  2,160                 1,352                    3,881                 2,064
                                                 -------------         -------------            -------------         -------------

Operating Expenses
   Payroll and benefits                                    408                   275                      959                   516
   Costs of food                                            28                    26                      197                   113
   Costs of fuel                                             8                    14                       15                    49
   Insurance                                                21                    29                      154                    98
   Repairs and maintenance                                   9                     -                      147                     6
   Cost of product sold                                     54                    19                      138                    30
   Depreciation                                            308                    37                      559                   111
                                                 -------------         -------------            -------------         -------------
         Total operating expenses                          836                   400                    2,169                   923
                                                 -------------         -------------            -------------         -------------

General and Administrative                                 632                   203                    1,147                   585
                                                 -------------         -------------            -------------         -------------

Other Income (expense)
   Interest expense                                       (607)                 (143)                    (938)                 (319)
   Exchange loss                                           (54)                  (23)                    (164)                  (75)
   Other income (expense)                                   (7)                    4                      (11)                   13
                                                 -------------         -------------            -------------         -------------

Net other expense                                         (668)                 (162)                  (1,113)                 (381)
                                                 -------------         -------------            -------------         -------------

Net Income/(Loss)                                $          24         $         587            $        (548)        $         175
                                                 =============         =============            =============         =============


Basic Income (Loss) per common share             $           -         $           -            $           -         $           -
                                                 =============         =============            =============         =============

Weighted average common shares
  outstanding - basic and diluted                   29,094,573            27,089,700               27,750,647            27,089,700
                                                 =============         =============            =============         =============


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                  4

                                                EMPS CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                     (dollars in thousands)


                                                                                         Cumulative
                                                                                           Other
                                                Common Stock           Additional        Compre-                       Total
                                                                        Paid-In           hensive     Accumulated    Stockholders'
                                            Shares          Amount      Capital            Loss         Deficit         Equity
                                         -------------    ---------    -----------      -----------  ------------  ---------------
Balance, December 31, 2000                 27,088,000      $   27        $  (27)         $   22      $  (5,452)     $      (5,430)
                                                                                                                    -------------

Net Loss for the year ended                         -           -              -              -           (412)              (412)
  December 31, 2001

Currency translation
  adjustment                                        -           -              -             82              -                 82
                                                                                                                    -------------

Comprehensive Loss                                                                                                            330
                                                                                                                    =============
                                         -------------    ---------    -----------      -----------  ------------  ---------------

Balance, December 31, 2001                 27,088,000          27           (27)            104         (5,864)            (5,760)
                                                                                                                    -------------

Net Loss for the nine months
  ended September 30, 2002                          -           -              -              -           (548)              (548)

Currency translation
  adjustment                                        -           -              -            167               -               167
                                                                                                                    -------------

Comprehensive Loss                                                                                                           (381)
                                                                                                                    =============

Acquisition of EMPS
  Corporation - July 30, 2002               2,910,000           3           (26)              -               -               (23)
                                         -------------    ---------    -----------      -----------  ------------  ---------------

Balance, September 30, 2002                30,000,000      $   30        $  (53)         $  271      $  (6,412)     $      (6,164)
                                           ==========      ======        ======          ======      =========      =============



                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              5

                                        EMPS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)
                                                 (in thousands)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                     ----------------------------------
                                                                                         2002                  2001
                                                                                     ------------          ------------
Cash flows from operating activities:
     Net loss                                                                        $       (548)         $        175
     Adjustments to reconcile net loss to nec cash
       provided by operating activities:
           Depreciation                                                                       559                   132
           Loss on investment in equity method investee                                        29                     9
           Bad debt expense                                                                     -                    41
           Foreign currency exchange loss                                                     164                    75
     Changes in operating assets and liabilities:
        Trade accounts receivable                                                            (679)                 (260)
        Prepaid expenses and other current assets                                            (145)                  (76)
        Inventories                                                                           (19)                   (2)
        Accounts payable and accrued expenses                                                (154)                 (205)
        Income taxes payable                                                                   70                   135
                                                                                     ------------          ------------
           Cash (used in) provided by operating activities                                   (723)                   24
                                                                                     ------------          ------------

Cash flows from investing activities:
     Cash received in the purchase of EMPS Corporation                                          9                     -
     Purchase of vessels and equipment                                                       (318)                 (327)
                                                                                     ------------          ------------
         Cash used in investing activities                                                   (309)                 (327)
                                                                                     ------------          ------------

Cash flows from financing activities:
     Increase in advances from related parties                                              1,084                   343
     Proceeds from issuance of long term debt to related parties                              597                   297
     Principal payments on long term debt  to related parties                                (405)                  (35)
                                                                                     ------------          ------------
         Cash provided by  financing activities                                             1,276                   605
                                                                                     ------------          ------------

Effect of exchange rate changes on cash                                                         4                     2
                                                                                     ------------          ------------

Net change in cash                                                                            248                   304

Cash at beginning of period                                                                   259                   146
                                                                                     ------------          ------------

Cash at end of period                                                                $        507          $        450
                                                                                     ============          ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $        296          $         55
                                                                                     ============          ============

     Cash paid for income taxes                                                      $         85          $         86
                                                                                     ============          ============


Supplemental disclosure of non-cash investing and financing activities:
    During September 2002 EMPS purchased the vessel Caspian Eva, valued at
    $1,445 for cash of $159 and a note payable to a related party of $1,286.
    During February 2002, EMPS partially refinanced a related party note with a new related party note in the amount of $3,333. On May 19, 2002 Caspian completed a "reverse merger" acquisition of EMPS Corporation wherein EMPS issued common stock valued at ($23) to the owners of Caspian. Caspian acquired assets with a fair value of $12, cash of $9 and assumed liabilities of $44.

    During September 2001, Caspian purchased the vessel Caspian Yelana, valued at $2,527 for cash of $327 and a note payable to a related party of $2,200.


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                6

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited, CJSC Bauta, and EMPS Research Corporation, collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Caspian Services Group Limited for the years ended December 31, 2001 and 2000, included in the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 7, 2002. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Reorganization and Merger - On May 29, 2002, the stockholders of EMPS Corporation ("EMPS") and the stockholders of Caspian Services Group Limited ("Caspian") ratified an Agreement and Plan of Reorganization (the "Agreement") with EMPS whereby EMPS agreed to acquire all of the issued and outstanding shares of Caspian in exchange for 27,089,700 restricted common shares of EMPS. EMPS had 2,910,300 shares of common stock outstanding immediately prior to the transaction and had negative stockholders' equity of ($22,942). Pursuant to the terms of the Agreement, Caspian become a wholly owned subsidiary of EMPS and the Caspian shareholders assumed the controlling interest in EMPS.

The agreement was accounted for as the reorganization of Caspian and the issuance of 2,910,300 common shares to the EMPS shareholders. Those shares were recorded at ($22,942), which was the fair value of the net assets held by EMPS at the date of reorganization. The 27,089,700 shares of common stock issued in the transaction to the Caspian shareholders were accounted for in the accompanying historical Caspian financial statements in a manner similar to a stock split, retroactively restated for all periods presented. The accompanying condensed consolidated financial statements include the operations of EMPS and its subsidiary, EMPS Research, since the date of the reorganization.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of EMPS and its wholly majority owned subsidiaries. EMPS has a non-controlling 50% interest in Bautino Development Company, LLC, for which it accounts for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations -- The Company's principal operations are carried out by its wholly-owned subsidiary, Caspian Services Group, Limited ("Caspian").Caspian was incorporated in the British Virgin Islands on December 22, 1999 and operates a branch in Aktau, Kazakhstan where its activities consist of the operation and maintenance of one accommodation/work barge, the "Baskunchak," and two shallow draft landing vessels, the "Caspian Yelena" and the "Caspian Maria," (collectively, the "Vessels"). During September 2002, the Company purchased a shallow draft tug/survey/supply vessel, the "Caspian Eva," but has not yet placed it into service pending completion of its reflagging. The Vessels operate under contract in the Kazakh Sector of the North Caspian Sea. EMPS leases its vessels to providers of engineering, procurement, installation and commissioning
(EPIC) to the transition zone offshore energy support service companies. The EMPS's primary current contract is with Agip Kazakhstan North Caspian Operating

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Company N.V ("Agip") , a consortium of international oil companies with oil and gas operations in the Caspian Sea. Agip leases the vessels from EMPS and makes the leased vessels available to its EPIC providers. The Company's services provided in connection with the leases are as follows:

         .        Maintenance and upkeep of the Vessels,
         .        Staffing of the vessels with the Company's marine crew,
         .        Provision of accommodation and meals for customer's and
                  Company's personnel on the vessel,
         .        Laundry and other services.

In addition to operating the Vessels, the Company, through its 54% owned subsidiary CJSC Bauta ("Buata"), operates a desalinization plant and water bottling operation in the Port of Bautino, on the Caspian Sea. The Company's U.S. Subsidiary, EMPS Research Corporation is engaged in furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water.

Business Condition -- Through the activities explained above, the Company has an accumulated deficit of $6,412,094 and $5,864,249 as of December 31, 2001 and September 30, 2002, respectively. EMPS has suffered losses from operations, and negative cash flows from operating activities during the nine months ended September 30, 2002 and the year ended December 31, 2001. The Company has both a working capital and a net capital deficiency. Caspian has defaulted on the repayment of principal and interest of a loan from the subsidiary's shareholder. Management is in the process of renegotiation and restructuring the terms of repayment of this loan. These and other conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to finance operations through additional financing from shareholders and rescheduling the repayment of existing loans, the realization of which is not assured. These condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Foreign Currency Transactions -- The Company makes its principal investing and financing transactions in United States dollars and the United States dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is Bauta's functional currency. The effect of changes in exchange rates with respect to Bauta is recognized as a separate component of accumulated other comprehensive loss. The translation of Kazakh Tenge denominated assets and liabilities into United States dollars for the purpose of these condensed consolidated financial statements does not necessarily mean that EMPS could realize or settle, in United States dollars, the reported values of these assets and liabilities. Likewise it does not mean that EMPS could return or distribute the reported United States dollar value of its Kazakh subsidiaries capital to its shareholders.

Revenue Recognition -- Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Revenues are recorded on a daily basis as services are rendered, and are recorded net of value added taxes.

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Concentrations -- The transition zone offshore operations are contracted primarily with one customer. Loss of this customer could have a material negative effect on the Company. Services to be provided to this customer are under contract through November 2003, however, it is always at least possible that a loss of business could occur in the short or long term. While EMPS expects to renew the contracts periodically, there is no assurance that the customer will renew, or will renew on terms favorable to EMPS.

Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying financial statements.

Recent Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

The Company's trade accounts receivable are principally from Agip relating to vessel charters. Agip is a consortium of world-leading petroleum exploration and production companies operating in the Caspian Sea. The receivables are current, collectable in 45 days from date of invoice, and management expects to collect them in full. Receivables from vessel charter revenues are approximately $906,000 at September 30, 2002.

A portion of the September 30, 2002 accounts receivable, represent activity relating to the desalinization plant. An allowance of doubtful accounts equal to $37,116 has been applied to these gross receivables of $138,941 leaving a net amount of $101,825 at September 30, 2002.

NOTE 3 - VESSELS AND EQUIPMENT

In September 2002, the Company acquired a shallow draft multi purpose supply and tugboat, the "Caspian Eva," specially modified to operate in the shallow waters of the Caspian Sea valued at $1,445,241 by entering into a note payable for $1,286,420 and paying cash of $158,821. The vessel was originally constructed in 1994 and was designed for work in the shallow waters of the Caspian Sea. The Caspian Eva is suitable for a variety of applications including towing-pushing operations, supply, and survey work. The vessel has not been placed into service and no contracts have been entered into regarding is use. It is anticipated that the vessel will be placed into service in April 2003.

At various times during the nine months ended September 30, 2002, the Company acquired various pieces of office equipment and machinery and equipment.

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Vessels and equipment consisted of the following at September 31, 2002 (in thousands):

         Marine vessels...........................................$    7,551
         Office equipment.........................................        40
         Machinery & equipment....................................        59
                                                                  ----------
                                                                       7,650
         Accumulated depreciation.................................      (814)
                                                                  ----------
         Net Property and Vessels.................................$    6,836
                                                                  ==========


NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

During February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed $3,333,707 and agreed to repay $3,700,000 on February 12, 2003. The $2,200,000 of the proceeds were used to payoff the related party note collateralized by the Maria and $1,133,707 was used as a payment on the related party note collateralized by the Yelena. The new note is collateralized by the Maria and Yelena and matures in February 2003. The difference between the face amount of the note and the amount borrowed of $366,293 is being recognized over the life of the loan and recorded in the accompanying financial statements as interest expense. The note carries an effective annual interest rate of 10.99%. At September 30, 30, 2002, EMPS recognized $209,018 as interest expense; an unamortized discount of $157,175 remains.

During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286,000. Interest accrues at 16% per annum and quarterly payments of $321,605 begin in March 2003. The note is due on December 29, 2003.

Loans from related parties comprised of the following as of September 30, 2002 and 2001 (in thousands):

                                                          September 30,
                                                      2002             2001
                                                 -------------    -------------
         Arkashelf Ltd...........................$       2,152    $       4,200
         GML International.......................        3,334               --
         Kazakhstancaspishelf OJSC...............        3,527            3,527
         Petroleum Group Services Limited........          490              490
         Mars International Limited..............        1,072            1,072
         Satco International Ltd.................          166              166
         Mr. L. Garrard..........................           92               --
         Mr. Y. Kurguskin........................          474              374
         Other...................................           29               29
                                                 -------------    -------------
              Total..............................       11,336            9,858
              Less current portion...............      (11,014)          (4,777)
                                                 -------------    -------------
              Long-term portion..................$         322    $       5,081
                                                 =============    =============

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5 - INCOME TAXES

Kazakh tax legislation and practice is in a state of continuous development and therefore is subject to varying interpretations and frequent changes, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company may not coincide with that of management. As a result, tax authorities may challenge transactions and the Company may be assessed additional taxes, penalties and interest. Tax periods remain open to review by the tax authorities for five year.

Management believes it has paid or accrued for all taxes that are applicable. Where practice concerning the provision of taxes is unclear, management has accrued tax liabilities based on its best estimate.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make the Vessels available for the next several years in accordance with the Vessel Charter Contracts between the Company and Agip. On two of the vessels, the contracts may be extended at the option of Agip for two one-year periods.

Economic Environment -- In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company's financial condition or future results of operations.

Legislation and regulations regarding taxation, foreign currency translation, and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central Government manages the transformation from a command to a market-oriented economy. The various legislation and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

Environmental Uncertainties -- Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on ongoing engineering studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

                        EMPS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  7 - SEGMENT INFORMATION

Generally accepted accounting principles establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in two segments of its business, namely: Vessel Operations and Water Desalinization. Information regarding the operations and assets of these reportable business segments follows (in thousands):

                                                                Vessel               Water
                                                              Operations         Desalinization            Total
                                                           -----------------    -----------------     ----------------
For the Nine Months Ended September 30, 2002
        Revenues                                               $      3,461            $     420         $     3,881
        Net loss                                                       (268)                (280)               (548)
        Total assets                                                  8,432                  351               8,783

For the Nine Months Ended September 30, 2001
        Revenues                                               $      1,872            $     192         $     2,064
        Net income (loss)                                               493                 (318)                175
        Total assets                                                  4,518                  131               4,649

For the Three Months Ended September 30, 2002
        Revenues                                               $      1,967            $     193         $     2,160
        Net loss                                                         79                  (55)                 24
        Total assets                                                  8,432                  351               8,783

For the Three Months Ended September 30, 2001
        Revenues                                               $      1,272            $      80         $     1,352
        Net income (loss)                                               699                 (112)                587
        Total assets                                                  4,518                  131               4,649

Item 2.  Management's Discussion and Analysis or Plan of Operations

OVERVIEW

         The Company primarily provides services to the offshore energy industry in the north Caspian Sea through the operation of a diversified fleet of marine service vessels, through its wholly owned subsidiary Caspian Services Group Limited ("Caspian"). Caspian provides its services through its registered foreign branch office in the Republic of Kazakhstan. Revenues from marine operations are dependent upon the activity level of the vessel fleet that is dependent upon the level of oil and gas exploration and production in the region, ultimately driven by the oil and natural gas prices.

         In addition to the provision of marine services, Caspian has share holdings in two joint venture companies in the Republic of Kazakhstan, both providing onshore infrastructure related services aimed at the offshore energy industry. CJSC Bauta is a joint venture project that owns and operates a water desalinization plant and sells purified water. Bautino Development Company, the other joint venture, is currently constructing a new hotel at the Port of Bautino that is due for completion in January 2003

         The Company, through its wholly owned subsidiary, EMPS Research Corporation, also continues to develop its high-Frequency Eddy-Current Separator ("HFECS"). The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that may otherwise be lost.

         The following information contained in this analysis should be read in conjunction with the un-audited condensed consolidated financial statements and related disclosures.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENT

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report.

         Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above.

RESULTS OF OPERATIONS

         Comparison of the nine months ended September 30, 2002 and 2001

Vessel charter revenue from the Baskunchak, the Caspian Yelena and the Caspian Maria increased by approximately $1,668,000 for the nine months ended September 30, 2002 over the nine months ended September 30, 2001. The Baskunchak was in service during the full quarter ended September 30, 2001, the Caspian Yelena was placed into service on September 19, 2001, and the Caspian Maria was not placed into service until October 2001. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the nine months ended September 30, 2002 compared to the same period in 2001. Revenue from accommodations, meals, and services decreased approximately $79,000 for the nine months ended September 30, 2002, compared with same period in 2001. Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the nine months ended September 30, 2002 increased over the same period in the prior year by approximately $228,000. Gross profit from product sales also increased by $66,000 from 2001 to 2002. The revenue increases were due primarily to increased demand for water and increased water production.

During the nine months ended September 30, 2002 vessel direct operating expenses were approximately $1,472,000 compared to $782,000 for the same period 2001. Direct operating expense includes personnel costs, insurance, maintenance, and the cost of food and fuel. The increase in direct operating expenses during the nine months ended September 30, 2002, compared to the same period 2001, is due to the addition of the Caspian Yelena and Caspian Maria to our fleet.

General and administrative expenses increased approximately $560,000 for nine months ended September 30, 2002, up from $585,000 for the same period 2001. General and administrative expenses increased in 2002 due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

Depreciation expense increased to $559,000 during nine months ended September 30, 2002, compared to $111,000 for the same period 2001. The increase in depreciation is due to placing the Caspian Yelena and the Caspian Maria into service during 2002.

Interest expense of approximately $938,000 during the nine months ended September 30, 2002, compared to $319,000 for the comparable period 2001. The increase is due to increases in related party loans to acquire additional vessels and equipment.

         Comparison of the three months ended September 30, 2002 and 2001

Vessel charter revenue from the Baskunchak, the Caspian Yelena and the Caspian Maria increased $742,000 for the quarter ended September 30, 2002 over the quarter ended September 30, 2001. The Baskunchak was in service during the full quarter ended September 30, 2001, the Caspian Yelena was placed into service on September 19, 2001, and the Caspian Maria was not placed into service until October 2001. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the quarter ended September 30, 2002 compared to the same period in 2001. Revenue from accommodations, meals, and services decreased approximately $47,000 for the quarter ended September 30, 2002, compared with same period in 2001. Such decrease was due to decreased onboard accommodation during the period. Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the quarter ended September 30, 2002 increased over the same period in the prior year by $113,000. Gross profit from product sales also increased by $78,000 from 2001 to 2002. The revenue increases were due primarily to increased demand for water and increased water production.

During the quarter ended September 30, 2002 vessel direct operating expenses were approximately $474,000 compared to $344,000 for the same period 2001. Direct operating expense includes personnel costs, insurance, maintenance, and the cost of food and fuel. The increase in direct operating expenses during the quarter ended September 30, 2002, compared to the same period 2001, is due to the addition of the Caspian Yelena and Caspian Maria to our fleet.

General and administrative expenses increased approximately $429,000 for the quarter ended September 30, 2002, up from $203,000 for the same period 2001. General and administrative expenses increased in the quarter ended September 30, 2002 due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

Depreciation expense increased approximately $271,000 during quarter ended September 30, 2002, up from $37,000 for the same period 2001. The increase in depreciation is due to placing into service the Caspian Yelena and the Caspian Maria during 2002.

Interest expense of approximately $607,000 during the quarter ended September 30, 2002, compared to approximately $143,000 for the comparable period 2001. The increase is due to increases in related party loans to acquire additional vessels and equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. During the quarter, the Company realized no revenue from the research and development efforts on its' electromagnetic particle separation technology.

Since inception, Caspian has realized gross profits before administrative and other costs and expenses were deducted. The Company experienced negative cash flows from operations of approximately $723,000 in 2002 however, owing to the upfront costs involved in expanding the Company's operations.

Operational profits, combined with related party and external financing, have been used to fund aggressive fleet expansion. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses and development costs before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders. These control shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

Because of the Company's current negative equity position, fund-raising may be difficult resulting in continued reliance upon funding from its control shareholders.

The Company has been financing all of its vessel purchases from related party loans. The vessels have been used to collateralize the loans. Loans from related parties were comprised of the following (000's of US Dollars):

                                                        September 30,
                                                    2002             2001
                                               -------------    -------------
         Arkashelf Ltd.........................$       2,152    $       4,200
         GML International.....................        3,334               --
         Kazakhstancaspishelf OJSC.............        3,527            3,527
         Petroleum Group Services Limited......          490              490
         Mars International Limited............        1,072            1,072
         Satco International Ltd...............          166              166
         Mr. L. Garrard........................           92               --
         Mr. Y. Kurguskin......................          474              374
         Other.................................           29               29
              Total............................       11,336            9,858
              Less current portion.............      (11,014)          (4,777)

              Long-term portion................$         322    $       5,081


         The Company is charging interest costs to operations as incurred on borrowed funds used to purchase vessels.

         There can be no guarantee that the Company will be able to meet its funding needs. The Company has both working capital and net capital deficiencies that raise substantial doubts about the Company's ability to continue as going concern.

EFFECTS OF INFLATION

         Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the Company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the Company from the inflationary effects on operating costs.

ENVIRONMENTAL MATTERS

         The Company must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Moreover, the International Maritime Organization recently made the regulations of the International Safety Management ("ISM") Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, the Company may be unable to predict the future costs or other future impact of environmental, health and safety laws on its operations. There is no assurance that the Company can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

CONTINGENCIES AND COMMITMENTS

         In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market. As a result, operations conducted in Kazakhstan can involve significant risks, not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure. Legislation and regulations regarding taxation, foreign currency transactions, labor codes and operating licenses and permits continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The various legislation and regulations are not always clear and interpretations are subject to opinion. Instances of inconsistent opinions between local, regional and national authorities are not unusual. The current regime of penalties and interest related to reported and discovered violations of Kazakhstan's law's, decrees and related regulations is severe. The Company believes that it has adhered to all laws and regulations and paid or accrued for all applicable taxes.

         The Company's operations and financial position will continue to be affected by Kazakh political developments, including the application of existing and future legislation and regulations. The Company does not believe that these contingencies as related to its operations, are any more significant than those of similar enterprises in Kazakhstan. Management is unable to estimate what changes may occur or the resulting effect of any such changes on the Company's financial condition or future results of operations.

Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

         The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended September 30, 2002.

         On July 30, 2002, pursuant to the terms and conditions of the Agreement and Plan of Reorganization between the Company and Caspian, the two Caspian shareholders, Elcan Nominees Limited and Mohul Nominees Limited were issued 27,089,700 restricted common shares of the Company. Elcan Nominees Limited received 9,752,408 and Mohul Nominees Limited received 17,337,408. Mr. Roberts, a Company director may be deemed to be the beneficial owner of 3,250,764 of the shares received by Elcan Nominees Limited. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 5.  Other Information

         During the quarter the Company appointed Mr. Laird Garrard as a Vice President, Treasurer and Chief Financial Officer. Prior to joining the Company, Mr. Garrard was a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in February 2002. From July 1999 to July 2002, Mr. Garrard was the Financial Manager, Eastern Hemisphere for PGS Onshore, Inc., a company specializing oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Europe, Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with Western Geophysical from 1983 to July 1999. During his time at Western Geophysical, from 1983 to 1994, Mr. Garrard held a number of positions ranging from field work to logistics and operations management to accounting supervisor. From 1994 to July 1999, Mr. Garrard served as Finance Controller for Western Geophyshical. As Finance Controller he was responsible for all aspects of finance and office administration. Mr. Garrard earned a Bachelors of Art degree in Business Administration from Westminster University, London, England in 1990. Mr. Garrard is 38 years old.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On August 8, 2002, the Company filed a Current Report on Form 8-K disclosing the execution of the Agreement and Plan of Reorganization with Caspian and the resulting change in control and acquisition of the assets of Caspian. The Current Report also disclosed information regarding the newly elected directors of the Company.

         On August 28, 2002, the Company filed a Current Report on Form 8-K disclosing that the financial statements of Caspian included in the preliminary and definitive proxy statements were incorrect and required restatement to conform to the standards of U.S. GAAP.

         On October 7, 2002, the Company filed an Amended Current Report on Form 8-K/A-1 amending the Current Report filed on August 8, 2002 to include a more detailed description of the business of Caspian and to present the required financial statements and pro forma financial information of the combined company.

         On November 4, 2002, the Company filed a Current Report of Form 8-K disclosing a change in its certifying accountants from David T. Thomson, P.C., to Hansen, Barnett and Maxwell.

         (B) Exhibits. The following exhibits are included as part of this report:

         Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EMPS Corporation


November 19, 2002                                  /s/ Louis Naegle
                                                  -----------------------------
                                                   Louis Naegle
                                                   President



November 19, 2002                                  /s/ Laird Garrard
                                                  -----------------------------
                                                   Laird Garrard
                                                   Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Louis Naegle, certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of EMPS Corporation, (the "Company");

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                By: /s/ Louis Naegle
                                          --------------------------------------
                                           Louis Naegle, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Laird Garrard, certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of EMPS Corporation, (the "Company");

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002               By: /s/ Laird Garrard
                                         ---------------------------------------
                                          Laird Garrard, Chief Financial Officer