Form 10KSB
period 2002-12-31
EMPS CORP
filed 2003-04-15
CIK 1093430

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

         For the transition period from ____________ to ______________

                         Commission File Number 0-33215

                                EMPS CORPORATION
                    ---------------------------------------
                 (Name of Small Business Issuer in its charter)

           NEVADA                                              87-0617371
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


2319 Foothill Blvd. Suite 250, Salt Lake City, Utah                  84109
----------------------------------------------------              ----------
     (Address of principal executive Offices)                     (Zip Code)

                    Issuer's telephone number: (801) 746-3700

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was: $5,534,687.

The aggregate market value of the issuer's voting stock held as of March 28, 2003, by non-affiliates of the issuer was approximately: $7,574,580.

As of March 28, 2003, issuer had 30,000,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................   3

ITEM 2.    DESCRIPTION OF PROPERTY.........................................  12

ITEM 3.    LEGAL PROCEEDINGS...............................................  14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........  14

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  14

ITEM 6.    PLAN OF OPERATIONS..............................................  16

ITEM 7.    FINANCIAL STATEMENTS............................................  21

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................  22

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....  22

ITEM 10.   EXECUTIVE COMPENSATION..........................................  25

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 27

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  28

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................  29

ITEM 14.   CONTROLS AND PROCEDURES.........................................  29

SIGNATURES.................................................................  29

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-KSB.

         Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

                                     PART I

Item 1.  Description of Business

Company History and Business

         EMPS Corporation (the "Company"or "EMPS") was incorporated under the laws of the state of Nevada on July 14, 1998, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator, which may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water.

         On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization whereby it acquired all of the issued and outstanding shares of Caspian Services Group Limited, ("Caspian") in exchange for 27,089,700 restricted common shares of the Company. Caspian became a wholly owned subsidiary of the Company and the Caspian shareholders assumed the controlling interest in EMPS. The Agreement was approved by the shareholders of both companies.

         Since the reorganization, the principal operations of the Company have been providing and operating vessels for use in the oil and gas industry in the Kazakhstan sector of the Caspian Sea.

Information about Caspian Services Group Limited

         Caspian Services Group Limited was incorporated in the British Virgin Islands on December 22, 1999, and has been primarily engaged in providing services to the oil and gas industry in the Republic of Kazakhstan. Caspian carries out its primary business activities from its branch located in Aktau, Kazakhstan, which has been registered with the Ministry of Justice of the Republic of Kazakhstan since April of 2000.

         In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject Caspian to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect Caspian's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of any such changes on Caspian's financial condition or future results of operations.

         Offshore Marine Services Industry

         Caspian's customers employ Caspian's vessels to provide services supporting the exploration, construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies and personnel. Offshore Marine Service providers are employed by companies that engage in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. While the Caspian Sea is not currently considered one of the major markets, it is believed to have significant petroleum reserves.

         After Russia, Kazakhstan was the second largest oil-producing republic in the former Soviet Union at the time of its collapse, with production of over half a million barrels per day (bbl/d) in 1991. According to the Energy Information Association of the United States Department of Energy, Kazakhstan has significant petroleum reserves, with proven reserves estimated at 5.4 billion barrels of oil. In addition, Kazakhstan's possible hydrocarbon reserves, both onshore and offshore, dwarf its proven reserves, with estimated possible reserves--mostly in the Kazakh sector of the Caspian Sea--of between 30 billion and 50 billion barrels. Oil consortium operators have recently said that the offshore Kashagan field alone may contain geological reserves of up to 38 billion barrels of oil, and recoverable reserves of 7-9 billion barrels of oil.

         The Offshore Marine Services industry is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Each of the major geophysical offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of vessels between regions. The effect of these restrictions on vessel migration has segmented various regions into separate markets.

         Caspian's Vessel Fleet

         Caspian currently owns a fleet of five specialized shallow draft vessels designed for use in the shallow waters of the Caspian Sea. Caspian has one accommodation/work barge, the "Baskunchak." This vessel is used to house personnel working on offshore production platforms, artificial islands, and rigs. The Baskunchak can house up to 64 client personnel and 17 crew members. The Baskuchak also has a heli-deck.

         Subsequent to December 31, 2002, Caspian acquired a self-propelled accommodations vessel, the "Caspian Dinara." This vessel will also be used to transport and house personnel working on offshore production. The Caspian Dinara can house up to 61 client personnel and 16 crew members. The Caspian Dinara is not currently under charter although interest has been received to charter the vessel for an extended period commencing in May 2003. The Company is currently making renovations to the Caspian Dinara, which should be finished during the second quarter 2003.

         Caspian also owns two shallow draft landing craft supply vessels, the "Caspian Maria" and the "Caspian Yelena." Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by their shallow draft, ro-ro cargo handling capabilities, particularly their large capacity, approximately 1,000 tons and versatility. These vessels are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions.

         Finally, Caspian owns one shallow draft multi purpose supply and tugboat, the "Caspian Eva." The Caspian Eva is suitable for a variety of applications including towing/pushing operations, supply and survey work.

         Caspian's fleet is time chartered to customers who rent the vessels and hire Caspian to provide all necessary staffing and support for its safe and efficient operation. Vessel operating expenses are typically Caspian's responsibility except that the customer generally provides water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, Caspian is paid a daily rate of hire. Caspian also provides additional support services for the Baskunchak and the Caspian Dinara. These services include:

         o Room and board for the customer's personnel housed on the vessel;

         o        Laundry and related services to the customer's personnel; and

         o        Heli-deck operations on the Baskunchak.

         Caspian plans to expand its marine fleet to include additional supply, work and survey vessels and barges. As part of a natural progression Caspian plans to develop a marine base in the Port of Bautino. Eventually Caspian desires to develop an emergency response service that would react to offshore oil spills on the Caspian Sea.

         Customers, Contract Terms and Competition

         Caspian's customers are oil and natural gas exploration and production companies working in the Kazakhstan sector of the Caspian Sea. Currently all of Caspian's fleet, with the exception of the Caspian Dinara are chartered to Agip Kazakhstan North Caspian Operating Company N.V., ("Agip KCO") for use in their oil and gas explorations in Kazakhstan sector of the Caspian Sea. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the north eastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of seven international oil companies - Eni's Agip Caspian Sea, BG Group, ExxonMobil, Inpex, Phillips, Shell, and TotalFinaElf.

         The Baskunchak and the Caspian Eva are chartered to Agip KCO through the end of May 2003, with a one month extension option. The Company is confident it will have new contracts in place on the Baskunchak and the Caspian Eva, either with Agip KCO or another oil and gas exploration company before the current contracts expire. The Caspian Maria and the Caspian Yelena are chartered to Agip KCO through the end of the work season 2003, with two 1-year extension options. The charters are industry standard time charters. The contracts are not cancelable except for unsatisfactory performance of the vessel. The loss of Agip KCO as a customer would severally adversely impact Caspian's financial condition and results of operations if replacement contracts were not obtained.

         Substantially all of Caspian's charters are fixed in U.S. dollars. Caspian attempts to reduce currency risk by matching each vessel's contract revenue to the currency matching its operating expenses.

         Caspian's competition includes varying local companies to large worldwide corporations. Competition is intense. Caspian currently has no known local Kazakhstan competition, but does have to compete with many larger foreign companies. Caspian believes that offsetting its small size, it may have an advantage over some larger companies because it has extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies.

         Operating Risks and Insurance

         Caspian's operations are subject to various operating hazards and risks including:

         o        adverse sea and weather conditions;
         o        mechanical failure;
         o        navigation errors;
         o        collision;
         o        oil and hazardous substance spills, containment and clean up;
         o        labor shortages and strikes;
         o        damage to and loss of drilling rigs and production facilities;
                  and
         o        war, sabotage and terrorism risks.

         These risks present a threat to the safety of personnel and to Caspian's vessels, cargo, equipment in tow and other property, as well as the environment. Caspian could be required to suspend its operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claim against Caspian for damages due to personal injury, death, property damage, pollution and loss of business.

         Caspian's vessels are covered by Hull and Machinery Insurance, which insures the vessels for their estimated market value against damage or loss. Caspian carries Protection and Indemnity Insurance, including pollution as customary in the industry.

         The terrorist attacks on the United States on September 11, 2001, the war in Iraq, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the insurance markets and have significantly increased the political, economic and social instability in the geographic area in which Caspian operates. It is possible that further acts of terrorism against the United States domestically or abroad could be directed against properties and personnel of U.S.-owned companies such as Caspian. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused premiums charged for insurance coverage to increase, some dramatically. After the events of September 11, 2001, occurred, insurance underwriters imposed higher premiums for all types of insurance, including war risk coverage, on vessels. To date, Caspian has not experienced any property loss as a result of political, economic or social instability or terrorism.

         Caspian believes that its insurance coverage is adequate. Caspian has not experienced a loss in excess of insurance policy limits; however, there is no assurance that Caspian's liability coverage will be adequate to cover all potential claims that may arise nor that it will be able to maintain adequate insurance in the future at rates considered reasonable, especially with the current level of uncertainty in the market.

         Business Risks

         Oil and Gas Prices are Highly Volatile. Commodity prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to the supply/demand relationship for the respective natural resources. High demand for crude oil and natural gas and/or low inventory levels for the resources as well as any perceptions about future supply interruptions can cause commodity prices for crude oil and natural gas to rise, while generally, low demand for natural resources and/or increases in crude oil and natural gas supplies cause commodity prices for the respective natural resources to decrease.

         Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries' ("OPEC") ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; worldwide demand for natural resources; and governmental restrictions placed on exploration and production of natural resources.

         Changes in Level of Capital Spending by our Customers. Caspian's principal customers are oil and natural gas exploration, development and production companies. Caspian's results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry's level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that Caspian's customers can produce economically. When this market dynamic occurs, it is expected that Caspian's customers will generally reduce their capital spending budgets for offshore drilling, exploration and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

         Foreign Operations

         Caspian derives all of its revenues from foreign sources. Caspian therefore faces risks inherent in conducting business internationally, such as:

         o Foreign currency exchange fluctuations or imposition of currency exchange controls;
         o        Legal and governmental regulatory requirements;
         o        Potential vessel seizure or nationalization of assets;
         o        Import-export quotas or other trade barriers;
         o Difficulties in collecting accounts receivable and longer collection periods;
         o        Political and economic instability;
         o Difficulties and costs of staffing and managing international operations; and
         o        Language and cultural differences.

         Any of these factors could materially adversely affect Caspian's operations and consequently, its business, operating results and financial condition.

         Caspian also faces a significant potential risk of unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

         The current regime of penalties and interest related to reported and discovered violations of Kazakhstan's laws, decrees and related regulations are severe. Penalties include confiscation of the amounts at issue for currency law violations, as well as fines of generally 100% of the taxes unpaid. Interest is assessable at rates of generally .3% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.

         Caspian's operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

         Environmental Regulations

         Caspian must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where its vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Moreover, the International Maritime Organization recently made the regulations of the International Safety Management ("ISM") Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, Caspian may be unable to predict the future costs or other future impact of environmental, health and safety laws on its operations. There is no assurance that Caspian can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

         Caspian Subsidiaries

         Caspian is a partner in two joint ventures located in the Port of Bautino on the Caspian Sea. The Port of Bautino is the northernmost bay in the Caspian Sea that does not freeze during the winter months, and the main marine base for the oil companies conducting oil exploration and drilling operations in the Kazakhstan sector of the north Caspian Sea.

         Caspian is a joint venture partner, through its subsidiary CSJC Bauta, in a water desalinization plant that purifies, bottles and markets drinking water. The CSJC Bauta ("Bauta") facility is currently operational. It provides bulk water to the local community at cost under its infrastructure agreement and provides water to the local Agip KCO base and to others in the region. Bauta also bottles and sells water in five liter and one liter bottles. Bauta is currently producing approximately 20,000 five liter bottles per week and 30,000 one liter bottles per week. The bottled water is primarily sold to the surrounding oil field camps and in retail locations in Aktau. Bauta also provides the fresh water for the hotel owned by Capsian's other joint venture company. Bauta was incorporated on February 27, 1998. Caspian owns a 56% interest.

         Caspian is also a joint venture partner with Chagala Hotel Group, in a development company, Bautino Development Company LLP, ("Bautino"). Bautino has constructed and is operating a 48 room seaside hotel. The Company is finalizing rental agreements with Agip KCO. Agip has committed to rent 36 rooms for a period of two years beginning April 15, 2003. Agip has also committed to rent the remaining 12 rooms for a period of two years beginning August 1, 2003. Bautino is currently considering construction of the second phase of the hotel. Bautino was established under the laws of Kazakhstan on June 22, 2000. Caspian acquired its 50% interest in Bautino in April 2001.

         EMPS Subsidiaries

         On January 30, 2001, the Company incorporated EMPS Research Corporation ("Research") under the laws of the state of Utah, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator, which may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. Research is currently a majority owned subsidiary of EMPS Corporation and is in the development stage. Through Research, the Company has been working to develop and demonstrate a High-Frequency Eddy-Current Separator ("HFECS") prototype.

         With the change in its primary business focus to pursue the business of Caspian, the Company has determined it to be in the best interest of both Research and EMPS for EMPS to spin-off the Research shares it owns to the shareholders of EMPS. This spin-off would be accomplished by making a pro-rata distribution of the 3,000,000 shares of Research common stock held by EMPS to the EMPS shareholders (the "spin-off"). The shares held by EMPS represent 90.9% of the currently issued and outstanding common shares of Research. The proposed spin-off will be effected without registering the distribution of shares to the shareholders of EMPS with the Securities and Exchange Commission pursuant to its Staff Bulletin 4. Staff Bulletin 4 sets forth the conditions to be met by corporations effecting spin-off distributions without registration of the shares.

         Management of the EMPS and Research agree that the business focuses of the corporations are distinct and each may have greater success in their particular industry if Research is no longer a subsidiary of EMPS.

         It is believed that a spin-off will allow Research to pursue needed financial investment and attract management assistance suited for a technology development company if the spin-off is effected. Each corporation will be able to concentrate attention and financial resources on its respective business activities, without regard to the objectives and policies of the other business. As independent businesses each will be able to offer employee incentives tied directly to the results of the respective business activities. In addition, the spin-off will allow investors to better evaluate each business, negotiate financing terms focused on the distinct activities of each business and thereby improve the likelihood that each corporation will achieve its objectives.

         The EMPS shareholders will not be required to provide consideration for the Research shares received in the spin-off distribution. Following the distribution, each EMPS shareholder would have the same proportionate interest in EMPS and Research both before and after the spin-off.

         The spin-off distribution will be subject to furnishing certain information regarding Research to both the EMPS shareholders and to the trading markets. For this purpose, Research has filed a Form 10-SB Registration Statement with the Securities and Exchange Commission to register the common shares of Research pursuant to section 12(g) of the Securities Exchange Act of 1934, to provide information regarding Research to the trading markets prior to affecting the spin-off distribution.

Employees

         EMPS and its subsidiaries currently employs a total of 183 full time employees and may add up to 30 additional employees to staff the Caspian Dinara once it is under contract. Caspian is committed to maximizing the nationalization of its workforce in Kazakhstan. Currently 66% of Caspian's employees are Kazakh nationals; 28% are Russian nationals; and 6% are nationals of other countries. Caspian hires its employees under local labor contracts complying with the governing law of the Republic of Kazakhstan. Typically, these employment contracts are for renewable one year terms. Caspian believes it has satisfactory relations with its employees. To date, Caspian's operations have not been interrupted by strikes or work stoppages.

         Research currently has no full time employees. The officers and directors work on a part time, as needed, basis with no commitment for full time employment. Research also has a part time project manager. Raj Rajamani and Vladimir Saveliev have agreed to consult with Research on an as needed basis. Rajamani and Saveliev will be compensated on an as used hourly basis. Rajamani is to be compensated at a rate of $45.10 per hour and will be compensated through the subcontract agreement with the University of Utah. Saveliev is to be compensated at a rate of $31.75 per hour. To date, Research has not used the services of Saveliev, nor has he received any compensation from the Company. The Company does not foresee Research hiring any employees until revenues and operations warrant the addition of employees.

Research and Development

         The research and development activities of the Company have been undertaken primarily by Research. On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         As of December 31, 2002, the Company had spent approximately $140,000 of the I&I grant money in research and development of the HFECS technology. The Company paid $20,000 to Stephen Smoot, a related party, in project management fees. The Company does not expect to pay any additional project management fees. As of December 31, 2002, the Company had paid Altaire Systems approximately $71,820 and the University of Utah approximately $47,692.

         Altaire Systems is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire Systems will also be responsible for field testing and training. Altaire Systems began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. Based on the work remaining to be completed, the Company expects Altaire Systems to finish the initial prototype for testing during the third quarter of 2003.

         The University of Utah has been retained to test and analyze equipment design and implementation, test working scale models and perform the needed data analysis and computer modeling once the prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology.

         The Company anticipates that the prototype will be a fully operational piece of machinery by the end of the third quarter of 2003.

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

Item 2.  Description of Property

         Property & Facilities

         The Company maintains corporate offices at 2319 Foothill Boulevard, Suite 250 in Salt Lake City, Utah. The Company leases this space for $991 per month pursuant to a three-year lease that expires December 31, 2005. The Company also maintains offices in Almaty and Aktau, Kazakhstan. Both spaces are leased for six month terms. Both leases expire on June 30, 2003. The Company pays $1,570 per month for the space in Almaty, and $1,000 per month for the space in Aktau.

         The Company also leases four apartments in Aktau and one in Almaty. Each of the apartments in Aktau is leased for a one year term. The first of these leases expires on November 1, 2003, and the final lease expires on February 24, 2004. The leases may be terminated at any time following the expiration of the lease period upon one month written notice. The Company pays $1,700 per month for these four apartments. The lease on the apartment in Almaty is for a six month term and expires June 30, 2003. The lease payment on this apartment was paid in full at the time the lease was entered into. The total lease payment was $6,852.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol EPSC. As of March 31, 2003, the Company had 85 shareholders holding 30,000,000 common shares. Of the issued and outstanding common stock, approximately 2,850,300 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published bid and ask quotations from the first available date through December 31, 2002 are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                             Bid                     Ask
2001                                  High       Low          High         Low
----                                  ----       ---          ----         ---
Dec 26 (First Available Price)
Through Dec. 31                       1.25       1.00         None         None

2002
----
Jan. 1 thru Mar. 31                   1.50        .40         2.00         1.00
Apr. 1 thru June 30                    .67        .55         1.25         1.25
July 1 thru Sep. 30                   1.70        .67         2.00         1.25
Oct. 1 thru Dec. 31                   1.30        .25         2.00         1.00

         The above information was obtained from the Over-the-Counter Bulletin Board, NASDAQ Data Products, Historical Data Service.

         Currently, none of the Company's common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

         The Company sold no securities during the quarter ended December 31, 2002.

Description of Common Stock.

         The Company's authorized capital stock consists of 150,000,000 shares of common stock with a $.001 par value. As of the date of this Form 10-KSB report, the Company has 30,000,000 outstanding shares of common stock, all of which is validly issued, fully paid and nonassessable.

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

Description of Stock Options.

         The Board of Directors has adopted and the Company's shareholders have approved the EMPS Corporation 2002 Stock Option Plan (the "Plan") allowing it to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The Company has not granted any options pursuant to the Plan as of the date of this report. The total number of shares reserved and available for distribution under the Plan is 1,000,000. These shares would underlie options and other awards issued by the Company pursuant to the Plan. Option holders will not be protected against dilution if the Company issues additional shares in the future. Neither the options, nor the shares underlying the option have preemptive rights.

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

         Other provisions of the options are set forth below. This information is subject to the provisions of the Plan and the Stock Option Certificates representing the options. The following information is a summary of the EMPS Corporation 2002 Stock Option Plan and is qualified by reference to the plan.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

Overview

         The Company primarily provides services to the offshore energy industry in the north Caspian Sea through the operation of a diversified fleet of marine service vessels, through its wholly owned subsidiary Caspian. Caspian provides its services through its registered foreign branch office in the Republic of Kazakhstan. Revenues from marine operations are dependent upon the activity level of the vessel fleet, which is dependent upon the level of oil and gas exploration and production in the region, ultimately driven by the oil and natural gas prices.

         In addition to the provision of marine services, Caspian has share holdings in two joint venture companies in the Republic of Kazakhstan, both providing onshore infrastructure related services aimed at the offshore energy industry. CJSC Bauta is a joint venture project that owns and operates a water desalinization plant and sells purified water. Bautino Development Company operates a 48-room seaside hotel in the Port of Bautino.

         The Company, through its wholly owned subsidiary, EMPS Research Corporation, also continues to develop its High-Frequency Eddy-Current Separator ("HFECS"). The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that may otherwise be lost.

Forward Looking Information and Cautionary Statement

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in Item 6 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-KSB.

         Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

         The information contained in this analysis should be read in conjunction with the audited consolidated financial statements contained herein and related disclosures. All dollar amounts stated in this Item 7 are presented in thousands, unless stated otherwise.

Results of Operations

         Comparison of the year ended December 31, 2002 and 2001

         Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition.

         Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates.

         Vessel charter revenue increased by approximately $1,772 for the twelve months ended December 31, 2002, over the twelve months ended December 31, 2001. The Baskunchak was in service during the full year ended December 31, 2001, the

Caspian Yelena was placed into service on September 19, 2001, and the Caspian Maria was not placed into service until May 2002. The Caspian Eva was not placed into service until 2003, and the Caspian Dinara has not yet been placed into service Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the twelve months ended December 31, 2002, compared to the same period in 2001. The Caspian Yelena and Caspian Maria are under charter through the end of the production season 2003, with two one-year options. The Baskunchak and the Caspian Eva are under charter through May 2003, with a one month option. The Company anticipates these options to be exercised. The Company is confident it will have new charters in place before the current contracts expire. The Company also expects to have the Caspian Dinara under contract by May 2003.

         During the twelve months ended December 31, 2002, vessel direct operating expenses were approximately $2,116 compared to $1,485 for the same period 2001. The increase in direct operating expenses during the twelve months ended December 31, 2002, compared to the same period 2001, is due to the addition of the Caspian Yelena and Caspian Maria to our fleet.

         Operating profit for fiscal 2002, increased approximately 66% as compared to fiscal 2001, as a result of having the Baskunchak, Caspian Yelena for the full 2002 season and the Caspian Maria for part of the 2002 season.

         During fiscal 2002, the Company acquired the Caspian Eva for approximately $1,445 by entering into a note payable for approximately $1,286 and paying cash of approximately $159. In February 2003, the Company acquired the Caspian Dinara for approximately $365. The Company paid the full purchase price in cash.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the twelve months ended December 31, 2002, increased over the same period in the prior year by approximately $265. Operating profit from product sales also increased by $141 from 2001 to 2002. The revenue increases were due primarily to increased demand for water and increased water production.

         During fiscal 2002, the Company realized net income of approximately $248 compared to a net loss of $117 during the same period 2001.

         General and administrative expenses increased approximately $103 for twelve months ended December 31, 2002, up from $933 for the same period 2001. General and administrative expenses increased in 2002, due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

         Depreciation expense increased to $656 during twelve months ended December 31, 2002, compared to $314 for the same period 2001. The increase in depreciation is due to placing the Caspian Yelena and the Caspian Maria into service during 2002.

         Interest expense of approximately $782 during the twelve months ended December 31, 2002, compared to $434 for the comparable period 2001. The increase is due to increases in loans to acquire additional vessels and equipment.

Liquidity and Capital Resources

         The Company's current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity, vessel day rates and water sales. Variations from year-to-year in these items are primarily the result of market conditions. Fiscal year 2002, net income from operating activities was higher than the previous fiscal year due to higher net earnings as a result of increased business activity. The Company, however, had negative working capital in 2002 and 2001, and had accumulated deficits of $90 and $749 as of December 31, 2002 and 2001, respectively.

         In the past, the Company has had to rely on loans from related parties to supplement cash flows to meet its operating expenses. Based on contracts in place and in negotiation, management believes that in fiscal 2003, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

         During the year the Company realized no revenue from the research and development efforts on its electromagnetic particle separation technology.

         In prior years, the Company has borrowed certain amounts from a stockholder and from certain companies related through common management to help fund its aggressive fleet expansion, to purchase equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in 2002 advances.

         In December 2002, the Company's majority owned subsidiary, Bauta, had a note payable of $1,827 and accrued interest of $531 to the minority shareholder. During December 2002, the note and accrued interest was converted to equity of Bauta by issuing Bauta common stock. On the date of the conversion, EMPS also converted intercompany notes receivable from Bauta for which it received additional Bauta common stock. EMPS owns approximately 56% of the issued and outstanding capital stock of Bauta.

         The minority interest presented on the balance sheet of the accompanying financial statements represents the historical costs incurred by the minority shareholder of Bauta in connection with its investment in Bauta - the amount paid by the minority shareholder in connection with its 44% interest in Bauta. The minority interest does not represent a debt obligation of the Company and the Company is under no obligation to repay this amount to the minority shareholder of Bauta.

         As a result of the debt forgiveness by related parties and the conversion of the Bauta note and accrued interest to equity, the Company reduced its indebtedness to related parties from $3,929 on December 31, 2001, to $700 on December 31, 2002.

     As part of a debt restructuring that took place in February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed approximately $3,333 and agreed to repay $3,700 in February 2003. Approximately $2,200 of the proceeds were used to payoff the bank note collateralized by the Caspian Maria and $1,134 was used as a payment on the related party note collateralized by the Caspian Yelena. The new note is collateralized by the Caspian Maria and Caspian Yelena. The difference between the face amount of the note and the amount borrowed of $367 is being recognized over the life of the loan as interest expense. This note became due in February 2003. The loan has not been repaid. The bank has agreed to extend the term of the loan to August 15, 2004, while the Company and the bank negotiate a longer repayment period. The accompanying financial statements show the entire amount of the loan as a current liability because of its February 2003, due date and because the negotiations with the bank have not been concluded.

         During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed approximately $1,286. Interest accrues at 16% per annum and quarterly payments of $322 begin in March 2003. The note is due on December 29, 2003.

         The Company is working to have all of its long-term debt combined into one loan with structured principal and interest payments extending into the future. Such a restructuring could significantly reduce the Company's current liabilities.

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

Item 7.  Financial Statements

                                EMPS CORPORATION
                                AND SUBSIDIARIES





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2002 and 2001







                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                        EMPS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page

Report of Independent Certified Public Accountants                       F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets - December 31, 2002 and 2001        F-3

         Consolidated Statements of Operations for the years
           ended December 31, 2002 and 2001                              F-4

         Consolidated Statements of Stockholders' Equity
           (Deficit) for the year ended December 31, 2002 and 2001       F-5

         Consolidated Statement of Cash Flows for the year ended
           December 31, 2002 and 2001                                    F-6

Notes to Consolidated Financial Statements                               F-7

 HANSEN, BARNETT & MAXWELL                                  (801) 532-2200
 A Professional Corporation                               Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                           5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                            www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
EMPS Corporation and Subsidiaries

We have audited the consolidated balance sheets of EMPS Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMPS Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 20, 2003



a independent member of                        Member of AICPA Division of Firms
BAKER TILLY                                              Member of SECPS
INTERNATIONAL

                                                EMPS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31, 2002 AND 2001
                                                         (in thousands)

                                                                                             2002                 2001
                                                                                      ----------------      ---------------
                                                                                                              (Restated)
                                                             ASSETS
Current Assets
     Cash                                                                             $            132      $           259
     Trade accounts receivable, net of allowance of
       $37 and $76, respectively                                                                 1,242                  335
     Advances to related parties                                                                    85                  195
     Inventories                                                                                    74                   46
     Prepaid expenses and other current assets                                                     338                   34
                                                                                      ----------------      ---------------

         Total Current Assets                                                                    1,871                  869
                                                                                      ----------------      ---------------

Patents and Intangible Assets, net                                                                   2                   --
Investments                                                                                         96                   96
Vessels and Equipment, net                                                                       9,061                8,192
                                                                                      ----------------      ---------------

Total Assets                                                                          $         11,030      $         9,157
                                                                                      ================      ===============


                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Advances from related parties                                                     $             30      $            --
    Accounts payable and accrued expenses                                                        1,404                1,708
    Income tax payable                                                                             357                  101
    Deferred revenue                                                                                11                   --
    Notes payable - related parties                                                                700                3,929
    Current portions of long-term debt                                                           4,865                   --
                                                                                      ----------------      ---------------

         Total Current Liabilities                                                               7,367                5,738
                                                                                      ----------------      ---------------

Long-Term Debt                                                                                     322                4,200
                                                                                      ----------------      ---------------

Minority Interest                                                                                1,959                   --
                                                                                      ----------------      ---------------

Stockholders' Equity (Deficit)
     Common stock, $0.001 par value, 150,000,000 shares
       authorized, 30,000,000 and 27,089,700 shares issued and
       outstanding, respectively                                                                    30                   27
     Additional paid-in capital                                                                  1,450                  (27)
     Accumulated other comprehensive income                                                         (8)                 (32)
     Accumulated deficit                                                                           (90)                (749)
                                                                                      ----------------      ---------------

         Total Stockholders' Equity (Deficit)                                                    1,382                 (781)
                                                                                      ----------------      ---------------

Total Liabilities and Stockholders' Equity (Deficit)                                  $         11,030      $         9,157
                                                                                      ================      ===============


               The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-3

                                        EMPS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 (in thousands, except share and per share data)


                                                                                            2002                2001
                                                                                      ----------------     ---------------
                                                                                                             (Restated)
Revenues
  Vessel revenues                                                                     $          4,969     $         3,197
  Product sales                                                                                    566                 301
                                                                                      ----------------     ---------------

         Total Revenues                                                                          5,535               3,498
                                                                                      ----------------     ---------------

Operating Expenses
   Vessel operating costs                                                                        2,116               1,485
   Cost of product sold                                                                            255                 131
   Depreciation                                                                                    656                 314
   General and administrative                                                                    1,036                 933
                                                                                      ----------------     ---------------

         Total Operating Expenses                                                                4,063               2,863
                                                                                      ----------------     ---------------

Income from Operations                                                                           1,472                 635
                                                                                      ----------------     ---------------

Other Income (expense)
   Interest expense                                                                               (782)               (434)
   Exchange loss                                                                                   (69)                (23)
   Grant revenue                                                                                   116                  --
   Grant expense                                                                                  (116)                 --
   Other income (expense)                                                                           25                 (28)
   Minority interest in loss of consolidated subsidiary                                                                 --
                                                                                      ----------------     ---------------

        Net Other Expense                                                                         (826)               (485)
                                                                                      ----------------     ---------------

Net  Income Before Income Tax and Minority Interest                                                646                 150

   Provision for income tax                                                                       (451)               (267)
   Minority interest                                                                                53                  --
                                                                                      ----------------     ---------------

Net Income (Loss)                                                                     $            248     $          (117)
                                                                                      ================     ===============

Income (Loss) Per Common Share                                                        $           0.01     $         (0.00)
                                                                                      ================     ===============

Weighted Average Common Shares Outstanding                                                  29,094,573          27,089,700
                                                                                      ================     ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-4

                                                EMPS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
                                                (in thousands except share data)



                                                                                  Cumulative
                                                                                    Other                              Total
                                           Common Stock            Additional      Compre-                          Stockholders'
                                    --------------------------      Paid-In        hensive        Accumulated         Equity
                                      Shares          Amounts       Capital         Loss            Deficit          (Deficit)
                                    ----------      ----------    ----------      ----------     ------------      -------------
Balance, December 31, 2000
 (Restated)                         27,089,700      $       27    $      (27)     $        -     $       (632)     $        (632)
                                                                                                                   -------------

Net Loss for the year ended
  December 31, 2001 (restated)               -               -             -               -             (117)              (117)

Currency translation
  adjustment (restated)                      -               -             -             (32)               -                (32)
                                                                                                                   -------------

Comprehensive Loss (restated)                                                                            (149)
                                    ----------      ----------    ----------      ----------     ------------      -------------
Balance, December 31, 2001
 (Restated)                         27,089,700              27           (27)             (32)           (749)              (781)
                                                                                                                   -------------

Net Income for the year  ended
December 31, 2002                            -               -             -               -              248                248

Currency translation
  adjustment                                 -               -             -              18                -                 18
                                                                                                                   -------------

Comprehensive Income                                                                                                         266
                                                                                                                   -------------

Acquisition of EMPS
  Corporation - July 30, 2002        2,910,300               3           (26)              -                -                (23)

Conversion of related party
   debt to equity - no shares
   issued                                    -               -         1,503               -                -              1,503

Recapture of minority interest
   Losses                                    -               -             -               6              411                417
                                    ----------      ----------    ----------      ----------     ------------      -------------

Balance, December 31, 2002          30,000,000      $       30    $    1,450      $       (8)    $        (90)     $       1,382
                                    ==========      ==========    ==========      ==========     ============      =============



                  The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-5

                                        EMPS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                 (in thousands)


                                                                                        2002                  2001
                                                                                    ------------          ------------
                                                                                                           (Restated)
Cash flows from operating activities:
     Net (loss) income                                                              $        248          $       (117)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Loss on disposal                                                                  140                     -
           Depreciation and amortization                                                     658                   310
           Minority interest                                                                 (53)                    -
           Foreign currency exchange loss                                                    (69)                  (23)
         Changes in current assets and liabilities net of purchase of EMPS:
        Trade accounts receivable                                                           (899)                 (187)
        Prepaid expenses and other current assets                                           (304)                   (8)
        Inventories                                                                          (28)                  (21)
        Accounts payable and accrued expenses                                                310                   747
        Deferred revenue                                                                      11                     -
        Income taxes payable                                                                 256                  (136)
                                                                                    ------------          ------------
           Net cash from operating activities                                                270                   565
                                                                                    ------------          ------------

Cash flows from investing activities:
     Cash received in the purchase of EMPS Corporation                                         9                      -
     Investment in equity method investee                                                      -                   (96)
     Purchase of vessels and equipment                                                      (379)               (4,555)
                                                                                    ------------          ------------
         Net cash from investing activities                                                 (370)               (4,651)
                                                                                    ------------          ------------

Cash flows from financing activities:
     Change in advances to/from related parties                                               48                  (197)
     Proceeds from issuance of debt to related parties                                       596                 4,314
     Principal payments on debt  to related parties                                         (703)                    -
     Proceeds from sale of subsidiary stock                                                   30                     -
                                                                                    ------------          ------------
         Net cash from financing activities                                                  (29)                4,117
                                                                                    ------------          ------------

Effect of exchange rate changes on cash                                                        2                    82
                                                                                    ------------          ------------

Net change in cash                                                                          (127)                  113

Cash at beginning of period                                                                  259                   146
                                                                                    ------------          ------------

Cash at end of period                                                               $        132          $        259
                                                                                    ============          ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                         $        296          $         55
                                                                                    ============          ============
     Cash paid for income taxes                                                     $         85          $         86
                                                                                    ============          ============


Supplemental disclosure of non-cash investing and financing activities:
    See Note 11.


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-6

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Merger - On May 29, 2002, the stockholders of EMPS Corporation ("EMPS" or the "Company") and the stockholders of Caspian Services Group Limited ("Caspian") ratified an Agreement and Plan of Reorganization (the "Agreement") with EMPS whereby EMPS agreed to acquire all of the issued and outstanding shares of Caspian in exchange for 27,089,700 restricted common shares of EMPS. EMPS had 2,910,300 shares of common stock outstanding immediately prior to the transaction and had negative stockholders' equity of ($23). Pursuant to the terms of the Agreement, Caspian became a wholly owned subsidiary of EMPS and the Caspian shareholders assumed the controlling interest in EMPS.

The agreement was accounted for as the reorganization of Caspian and the issuance of 2,910,300 common shares to the EMPS shareholders. Those shares were recorded at ($23), which was the fair value of the net assets held by EMPS at the date of reorganization. The 27,089,700 shares of common stock issued in the transaction to the Caspian shareholders were accounted for in the accompanying historical financial statements in a manner similar to a stock split, retroactively restated for all periods presented. The accompanying consolidated financial statements include the operations of EMPS and its subsidiary, EMPS Research, since the date of the reorganization.

Nature of Operations -- The Company's principal operations are carried out by its wholly-owned subsidiary, Caspian Services Group, Limited ("Caspian"). Caspian was incorporated in the British Virgin Islands on December 22, 1999 and operates an administrative branch in Aktau, and vessel operations out of the Port of Bautino, Kazakhstan where its activities consist of the operation and maintenance of one accommodation/work barge, the "Baskunchak," and two shallow draft landing vessels, the "Caspian Yelena" and the "Caspian Maria," (collectively, the "Vessels"). During September 2002, the Company purchased a shallow draft tug/survey/supply vessel, the "Caspian Eva," but has not yet placed it into service pending completion of its reflagging. The Vessels operate under contract in the Kazakh Sector of the North Caspian Sea. EMPS leases its vessels to providers of engineering, procurement, installation and commissioning
(EPIC) to the transition zone offshore energy support service companies. The EMPS's primary current contract is with Agip Kazakhstan North Caspian Operating Company N.V ("Agip KCO"), a consortium of international oil companies with oil and gas operations in the Caspian Sea. Agip KCO leases the vessels from EMPS and makes the leased vessels available to its EPIC providers. The Company's services provided in connection with the leases are as follows:

..        Maintenance and upkeep of the Vessels,
..        Staffing of the Vessels with the Company's marine crew,
..        Provision of accommodation and meals for customer's and Company's personnel on the Vessel,
..        Laundry and other services.

In addition to operating the Vessels, the Company, through its 56% owned subsidiary CJSC Bauta ("Bauta"), operates a desalinization plant and water bottling operation in the Port of Bautino, on the Caspian Sea. The Company's majority owned U.S. Subsidiary, EMPS Research Corporation is engaged in furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water.

The Company also owns a 50% interest in Bautino Development Company LLP ("Bautino") which is accounted for on the equity method. Bautino's operations consist of the development and operation of a hotel located at the Port of Bautino in close proximity to the Agip KCO base of operations. The first phase of the hotel contains 48 rooms. The hotel opened for business near the end of February 2003. The Company's investment in Bautino through December 31, 2002 represents its initial investment as all of the activity through that period consisted of building construction and land improvements.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


Business Condition -- The Company has accumulated deficits of $90 and $749 as of December 31, 2002 and 2001, respectively, and has negative working capital for both years. As part of a debt restructuring that took place in February 2002, bank debt of $3,333 together with accrued interest of $367 became due during February 2003, at which time the Company and the bank were to renegotiate payment terms for the total amount of $3,700. The Company and the bank intend to structure the payments to extend beyond 2003. However, the Company is still involved in negotiations with the bank to structure the term of the debt. Discussions are expected to be resolved soon. At December 31, 2002, the entire amount of the $3,333 loan is shown as a current liability because of its February 2003 due date and because the negotiations with the bank have not been concluded. In addition, management is working to have all of its long-term debt combined into one loan with structured principal and interest payments extending into the future. This aspect of the loan payment structuring is also being discussed with the bank.

The Company was successful in converting debt due to related parties into equity during 2002. The Company has generated both income and cash from operations for each of the years ended December 31, 2002 and 2001. Through negotiations with the bank to structure its debt payments, and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through the new year. If needed, certain stockholders are prepared to assist the company on a short-term basis with cash advances.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of EMPS Corporation and its wholly owned subsidiary Caspian Services Group Limited, and majority owned subsidiaries, CJSC Bauta, and EMPS Research Corporation, collectively ("EMPS" or the "Company"). EMPS has a non-controlling 50% interest in Bautino Development Company, LLC, for which it accounts for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Minority Interest -- Minority interest presented on the balance sheet refers to the minority shareholder's investment in the voting stock of Bauta. In the statement of operations, consolidated net income is increased by the minority shareholder's proportionate share of losses. Prior to the December 10, 2002 conversion to equity of Bauta's note payable to the minority shareholder, minority interests were not presented because of negative equity. Following the conversion and restoration of positive equity, minority interests are shown and a recapture adjustment, presented in the statement of stockholders equity (deficit) reclassifies prior losses allocable to the minority shareholder previously not presented.

Inventories -- Inventory consists of bulk and bottled water related to the Bauta desalinization plant, and are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out
(FIFO) method.

Property and Equipment -- Property and equipment is recorded at cost. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


Depreciation of property and equipment is calculated by using the straight-line method based on the following estimated useful lives:

                                                               Years
                                                               -----
         Vessels                                              10 - 12
         Machinery and equipment                               2 - 6
         Office equipment and furniture                        2 - 3

Depreciation expense was $656 and $314 for the years ended December 31, 2002 and 2001 respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition -- Vessel revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Revenues are recorded on a daily basis as services are rendered, and are recorded net of value added taxes. Product sales revenue is recorded upon delivery or shipment to the customer.

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

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


Comprehensive Income -- The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments.

Earnings (Loss) Per Share -- Income (Loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

Concentrations of Credit Risk -- The Caspian Sea offshore operations are contracted primarily with one customer, Agip KCO. Loss of this customer could have a material negative effect on the Company. Vessel charter services provided to this customer are under contract with varying terms and dates during 2003. However, it is always at least possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that the customer will renew, or will renew on terms favorable to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.

New Accounting Standards - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED RESTATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements as of December 31, 2001 and for the year then ended have been restated to reflect the correction of errors. Previously issued financial statements which were included in a Form 8-K, filed October 7, 2002 were previously restated in an amended Form 8-K, filed November 4, 2002 to consolidate the majority owned subsidiary, Bauta. During 2000, Caspian acquired Bauta as described in Note 3. The accompanying consolidated financial statements reflect the allocation of the purchase price to the acquired net assets based upon appraised fair values on the purchase date. The previously issued restated consolidated financial statements allocated the purchase price only to debt and goodwill. The accompanying consolidated financial statements also reflect correctly a $1,803 note payable to a related party denominated in Kazakh Tenge without remeasurement into U.S. dollars. The previously issued restated consolidated financial statements reflected a $3,527 note payable to a related party as denominated in U.S. Dollars and a currency exchange loss of $1,724, which was not reflective of the note agreement. In addition, the accompanying consolidated financial statements exclude inter-company interest income while the previously restated consolidated financial statements reflected interest income of $348 relating to a note receivable from a consolidated subsidiary. Intercompany transactions have been eliminated in the accompanying consolidated financial statements. The effects of the restatements are as follows:

                                                                         As of and for the Year ended
                                    As of December 31, 2000                     December 31, 2001
                                --------------------------------        ---------------------------------
                                 As Previously                           As Previously
                                   Reported        As restated             Reported        As restated
                                 ---------------  ---------------        ---------------  ---------------
Current Assets                      $      394       $      349            $       894       $       869
Total Assets                        $    1,783       $    4,296            $     6,771       $     9,157
Current Liabilities                 $    2,055       $    4,973            $     7,450       $     5,738
Total Liabilities                   $    7,213       $    4,976            $    12,531       $     9,938
Accumulated Deficit                 $   (5,452)      $     (632)           $    (5,760)      $      (749)
Revenues                                                                   $     3,498       $     3,498
Net Loss                                                                   $      (412)      $      (117)
Basic Loss per Common Share                                                $     (0.02)      $         -

NOTE 3 - ACQUISITION OF BAUTA

On September 8, 2000 Caspian acquired a 56 percent interest in Bauta, a water desalinization plant located in the Port of Bautino on the Caspian Sea. The results of Bauta's operations have been included in the Caspian consolidated financial statements since that date. The desalinization plant purifies sea water with equipment originally installed in 1996. Bauta supplies water in bottles to consumers, in bulk to local municipal users and to oil exploration companies and their contractors that require fresh water for their crews, facilities, and to conduct oil field operations. Caspian purchased 56 percent of the outstanding stock of Bauta from European Bank for Reconstruction and Development (EBRD) for a cash payment of $432.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the property and equipment was determined by an independent appraiser.

         Net current assets.......................................$        136
         Desalinization equipment.................................       1,470
         Land and other property and equipment....................       1,117
         Notes payable and accrued interest to related parties....      (2,783)
         Goodwill (Note 4)........................................         492
                                                                  ------------
         Total Purchase Price.....................................$        432
                                                                  ============


Prior to the acquisition, Caspian purchased from EBRD a $960 non-performing note receivable from Bauta for a cash payment of $568. The note was included in the liabilities assumed at the purchase date and was converted to equity in December 2002 as further described in Note 8. The balance of the above notes payable and accrued interest to related parties of $2,215 was due to the Bauta minority shareholder. The minority shareholder converted their note to equity in December 2002, as described in Note 8.

NOTE 4 - GOODWILL

Goodwill arose from the September 8, 2000 purchase of Bauta. During 2000 Caspian evaluated the goodwill and determined that the carrying value was unrecoverable. Accordingly, an impairment charge was recognized during 2000 for the $492 carrying amount.

NOTE 5 - TRADE ACCOUNTS RECEIVABLE

The Company's trade accounts receivable are principally from Agip KCO relating to vessel charters. Agip KCO is a consortium of world-leading petroleum exploration and production companies operating in the Caspian Sea. The receivables are current, collectable in 45 days from date of invoice, and management expects to collect them in full. Receivables from vessel charter revenues are approximately $1,187 and $296 at December 31, 2002 and 2001, respectively.

A portion of the December 31, 2002 and 2001 accounts receivable, represent activity relating to the desalinization plant. An allowance for doubtful accounts equal to $18 and $36 has been applied to these gross receivables of $73 and $75 resulting in a net $55 and $39, respectively.

NOTE 6 - VESSELS AND EQUIPMENT

In September 2002, the Company acquired a shallow draft multi-purpose supply and tugboat, the "Caspian Eva," valued at $1,445 including vessel and accompanying equipment, by entering into a note payable for $1,286, and paying cash of $159. The vessel was originally constructed in 1994 and has been specially modified to work in the shallow waters of the Caspian Sea. The Caspian Eva is suitable for a variety of applications including towing-pushing operations, supply, and survey work. The vessel is currently on charter to the Agip KCO until the end of May 2003 with a 1-month extension option.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


In October 2001, the Company acquired a shallow draft landing craft design supply vessel, the "Caspian Maria", specially modified to operate in the shallow waters of the Caspian Sea, valued at $1,950 including vessel and accompanying equipment, by entering into a note payable for $1,755 and paying cash of $195. Built in 1998, the vessel has cargo carrying capacity of 1,000 ton, and was purchased as a result of being awarded a tender by Agip KCO. The charter term expires at the end of the work season in 2003 with two 1-year extension options.

In September 2001, the Company acquired a shallow draft landing craft design supply vessel, the "Caspian Yelena", specially modified to operate in the shallow waters of the Caspian Sea, valued at $2,200, including vessel and accompanying equipment, by entering into a note payable for $1,980 and paying cash of $220. Built in 2001, the vessel has cargo carrying capacity of 1,000 ton, and was purchased as a result of being awarded a tender by Agip KCO. The charter term expires at the end of the work season in 2003 with two 1-year extension options.

In June 2000, the Company acquired a shallow draft accommodation/work barge, the "Baskunchak", specially modified to operate in the shallow waters of the Caspian Sea, valued at $1,500, including vessel and accompanying equipment, by paying cash of $750 and thereafter 6 monthly installments of $125. The vessel was converted in 1996 and is equipped with a helicopter landing deck and has accommodation facilities for up to 64 client personnel and 17 crew. The vessel has been regularly chartered since purchase by Agip KCO, or contractor companies working for the consortium. The current charter term expires at the end of May 2003 with a 1-month extension option. Other interest has been received to charter the vessel following the current term.

In February 2003, the Company acquired a shallow draft accommodation/work vessel, the "Caspian Dinara", specially modified to operate in the shallow waters of the Caspian Sea, valued at $365 by paying cash of $365. Built in 1977 and converted in 1995, the vessel has accommodation facilities for up to 61 client personnel and 16 crew. The "Caspian Dinara" is currently not on charter, although interest has been received to charter the vessel for an extended period commencing May 2003 for operations in the north Caspian Sea.

The desalinization operations are located in Bautino and consist of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tank, productions lines, packaging equipment, warehouse space and various other production and administrative equipment, furniture and fixtures.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


Vessels and equipment consisted of the following at December 31:

                                                     2002             2001
                                                --------------    -------------
         Marine vessels.........................$        6,947    $       5,474
         Machinery and equipment................         2,405            2,446
         Office equipment and furniture.........           113               77
         Land...................................           595              595
                                                --------------    -------------
                                                        10,060            8,592
         Accumulated depreciation...............          (999)            (400)
                                                --------------    -------------
         Net Property and Vessels...............$        8,132    $       8,192
                                                ==============    =============

NOTE 7 - NOTES PAYABLE

During February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed $3,333 and agreed to repay $3,700 on February 12, 2003. $2,200 of the proceeds were used to payoff the bank note collateralized by the Maria and $1,134 was used as a payment on the related bank note collateralized by the Yelena. The new note is collateralized by the Maria and Yelena. The difference between the face amount of the note and the amount borrowed of $367 is being recognized over the life of the loan and recorded in the accompanying financial statements as interest expense. The note carries an effective annual interest rate of 11%. At December 31, 2002, the Company recognized $290 as interest expense with the balance of $76 to be recognized during 2003.

As part of a debt restructuring that took place in February 2002, bank debt of $3,333 together with accrued interest of $367 became due during February 2003, at which time the Company and the bank were to renegotiate payment terms for the total amount of $3,700. The Company and the bank intend to structure the payments to extend beyond 2003. However, the Company is still involved in negotiations with the bank to structure the term of the debt; discussions are expected to be resolved soon. At December 31, 2002, the entire amount of the $3,333 loan is shown as a current liability because of its February 2003 due date and because the negotiations with the bank have not been concluded.

During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286. Interest accrues at 16% per annum and quarterly payments of $322 begin in March 2003. The note is due on December 29, 2003.


Notes payable consist of the following at December 31:

                                                                                    2002                2001
                                                                                -------------      -------------
                                                                                                     (Restated)
     Notes payable to a bank bearing interest at 16%; The notes were refinanced at market rates in part During 2002: due
       in December 2003 and August 2004; secured by vessels                     $       1,853      $       4,200

     Note payable to a bank bearing interest at 11%;
       Due February 2003; secured by vessels                                            3,333                 --
                                                                                -------------      -------------
     Total Notes Payable                                                                5,186              4,200
     Less: Current Portion                                                              4,865                 --
                                                                                -------------      -------------
     Total Notes Payable - Long-Term                                            $         322      $       4,200
                                                                                =============      =============

Annual maturities of notes payable as of December 31, 2002 are as follows:

         Year Ending December 31:
                   2003                                   $       4,865
                   2004                                             322

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

The Company has borrowed certain amounts from a stockholder and from certain companies related through common management for the purchase of equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in 2002 advances. Due to the debt holders being related parties, the amount was recorded as additional paid-in capital with no shares issued.

In December 2002, the Company's majority owned subsidiary, Bauta, had a note payable of $1,827 and accrued interest of $531 to the minority shareholder. During December 2002, the note and accrued interest was converted to equity of Bauta by issuing Bauta common stock. On the date of the conversion, EMPS also converted intercompany notes receivable from Bauta for which it received additional Bauta common stock. The conversions of debt to equity resulted in no change to the established ownership percentages and the Company retained its 56.35% interest in Bauta.

Notes payable to related parties consist of the following at December 31:

                                                                                    2002                2001
                                                                                -------------     --------------
                                                                                                     (Restated)
     Notes payable to companies related through common management bearing interest at 0%; no set payments required; due upon demand; unsecured. $1,428 of these debts were forgiven in
       December 2002                                                            $         300     $        1,728

     Note payable to a stockholder bearing interest at 0% until
       January 1, 2003, at which time the note will bear interest at 10%; no set payments required; due upon demand;
       unsecured; during 2002, $100 was borrowed from this
       shareholder, and in December 2002 $74 was forgiven                                 400                374

     Note payable to minority shareholder bearing interest at
       10%; The Company has defaulted on these payments. Secured
       by equipment. During December 2002, this debt was forgiven                          --              1,827
                                                                                -------------     --------------

     Total Notes Payable to Related Parties                                     $         700     $        3,929
                                                                                =============     ==============

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


NOTE 9 - INCOME TAXES

Kazakh tax legislation and practice is in a state of continuous development and therefore is subject to varying interpretations and frequent changes, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company may not coincide with that of management. As a result, tax authorities may challenge transactions and the Company may be assessed additional taxes, penalties and interest. Tax periods remain open to review by the tax authorities for five years.

Management believes it has paid or accrued for all taxes that are applicable. Where practice concerning the provision of taxes is unclear, management has accrued tax liabilities based on its best estimate.

EMPS has not recognized a deferred tax liability of $67 for the undistributed earnings of Caspian that arose in prior years because EMPS currently does not expect those unremitted earnings to reverse and become taxable to EMPS in the foreseeable future. A deferred tax liability will be recognized when EMPS expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of December 31, 2002, those undistributed earnings were $191.

Earnings and losses before income taxes derived from United States and international operations for the years ended December 31 are as follows:

                                                  December 31,
                                               2002            2001
                                           -----------     ------------
United States                              $      (106)    $          -
Kazakhstan                                         752              150
                                           -----------     ------------
                                           $       646     $        150
                                           ===========     ============


Deferred tax assets and liabilities are as follows at December 31,:

                                               2002             2001
                                           -----------     ------------
Tax loss carry forwards                    $       682     $        300
Property and Equipment                              78               55
Valuation Allowance                               (719)            (355)
                                           -----------     ------------
                                                    41                -

Other                                              (41)               -
                                           -----------     ------------
Net deferred tax liabiltiy                 $         -     $          -
                                           ===========     ============

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


The following is a reconciliation of the amount of tax that would result from applying the federal statutory rate to pretax income with the provision for income taxes:

                                               2002             2001
                                           -----------     ------------
Tax at statutory rate (34%)                $       219     $         51
Non-deductible expenses                           (157)              90
Deferred tax asset valuation change                419              132
Effect of lower foreign tax rates                  (30)              (6)
                                           -----------     ------------
                                           $       451     $        267
                                           ===========     ============

As of December 31, 2002 EMPS has loss carry forwards of approximately $106 and $1,141 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States expire in 2022, and loss carry forwards in Kazakhstan, which related solely to Bauta, expire in 2005.

NOTE 10 - OPERATING LEASES

The Company maintains its corporate offices in Salt Lake City, Utah. This lease agreement expires December 2005. The Company leases office space in Almaty and Aktau Kazakhstan. Both of these leases expire in June 2003. The Company also leases five apartments in Almaty and Aktau Kazakhstan. These leases expire between November 2003 and February 2004. Rent expense for the year ended December 31, 2002 was $34.

Following is a schedule by years of the future minimum rental payments required under these operating leases described above as of December 31, 2002:

         2003                                              $    46
         2004                                                   13
         2005                                                   11

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

In December 2002, certain stockholders forgave notes payable to related parties in the amount of $1,502. There were no additional shares issued in connection with this forgiveness. The entire amount was recorded as contributed capital.

During September 2002 the Company purchased the vessel Caspian Eva, valued at $1,445 for cash of $159 and a note payable to a bank of $1,286. On July 30, 2002 Caspian completed a "reverse merger" acquisition of EMPS Corporation wherein EMPS issued common stock valued at ($23) to the owners of Caspian. Caspian acquired assets with a fair value of $12, cash of $9 and assumed liabilities of $44. During February 2002, EMPS partially refinanced a note payable with a new note in the amount of $3,334.

During September 2001, Caspian purchased the vessel Caspian Yelana, valued at $2,200 for cash of $220 and a note payable of $1,980.

                        EMPS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
             (Dollars in thousands, except share and per share data)


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make the Vessels available in accordance with the Vessel Charter Contracts between the Company and Agip KCO.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002 and 2001, the Company paid another company owned by a shareholder, note holder and an officer of Caspian, $112 and $99, respectively for services related to corporate travel, Kazakh visas, and entry and exit services.

For related party notes payable, see Notes 2 and 8.

NOTE 14 - SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in three segments of its business, namely: Vessel Operations, Water Desalinization and Research. The vessel operations and the water desalinization are located in the Republic of Kazakastan. The research operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

                                        EMPS CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 2002 AND 2001
                             (Dollars in thousands, except share and per share data)


                                                                                     Research and
                                                 Vessel            Water               Corporate
                                               Operations      Desalinization        Administration       Total
                                               ----------      --------------        --------------   --------------
For the Year Ended December 31, 2002
      Revenues                                 $    4,969      $       566           $         -      $      5,535
      Segment income (loss)                           476             (122)                 (106)              248
      Segment assets                                9,602            2,449                    84            12,135

For the Year Ended December 31, 2001
(Restated)
      Revenues                                 $    3,197      $       301           $         -      $      3,498
      Segment income (loss)                           141             (258)                    -              (117)
      Segment assets                                7,655            2,507                     -            10,162

                                                                                         2002             2001
                                                                                     -----------      ------------
                                                                                                       (Restated)
Total Assets
      Total Assets for reportable segments                                           $    12,135      $     10,162
      Elimination of intersegment assets                                                  (1,105)           (1,005)
                                                                                     -----------      ------------

                   Consolidated total assets                                         $    11,030      $      9,157
                                                                                     ===========      ============


Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

         On October 28, 2002, the Company received the resignation of David T. Thomson, P.C., as the Company's independent auditor. Mr. Thomson's resignation was not the result of any disagreement between the Company and Mr. Thomson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

         On October 31, 2002, the Company retained the services of Hansen, Barnett and Maxwell to replace David T. Thomson, P.C. as the Company's independent auditors.

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

Name of Director      Age      Term Served as         Positions with EMPS
----------------      ---      --------------         -------------------
Marat Cherdabayev     27       Since July 2002        Secretary and Director

Laird Garrard         38       Since October 2002     Vice President, Chief
                                                      Financial Officer and
                                                      Treasurer

Mirgali Kunayev       45       Since December 2002    Chief Executive Officer
                               Since July 2002        Chairman of the Board of
                                                      Directors

Louis Naegle          38       Since August 1998      President

Paul Roberts          45       Since July 2002        Director


         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Marat Cherdabayev, Secretary and Director. Prior to relocating to Utah in January 2003, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibilty of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Adminstration from Northeastern University in June 2000.

         Laird Garrard, Vice President, Chief Financial Officer and Treasurer. In addition to his duties with the Company, Mr. Garrard serves as a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in August 2002. From July 1999 to July 2002, Mr. Garrard was the Eastern

Hemisphere Financial Manager, for PGS Onshore, Inc., a company specializing in oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with Western Geophysical from 1990 to July 1999. During his time at Western Geophysical, Mr. Garrard held a number of overseas accounting management positions including from 1994 to 1999 the position of Financial Controller Kazakhstan. As Financial Controller he was responsible for all aspects of finance and administration. From 1983 to 1987, Mr. Garrard worked in Somalia for Resource Management and Research, a company specializing in land use surveys. Initially employed as a field research assistant, Mr. Garrard was promoted to Project Manager in 1986. Mr. Garrard earned a Bachelor of Arts degree in Business Administration from Westminster University, London, England in 1990.

         Mirgali Kunayev, Chief Executive Officer and Chairman of the Board of Directors. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.

         Louis Naegle, President. Mr. Naegle graduated from the University of Utah in 1991 with a Bachelor of Arts degree in Political Science. Mr. Naegle brings over 13 years experience in marketing and sales. He earned top sales awards while working for a large international home builder. In 1996-1997, he owned a successful sales consulting business with annual sales revenue of about $70,000. From 1994 through 1998, Mr. Naegle was employed as a sales agent for Equimark Properties, Inc. Since 1998, he has been a licensed real estate broker. Mr. Naegle has sold over $30,000,000 in real estate. He currently owns LISN Investments, LC., a limited liability company used for the purchase and sale of real estate. He also brings experience from the international arena where he served as liaison in the former Soviet Union for SATCO International, a trading company specializing in tourism and sales of consumer products.

         Paul A. Roberts, Director. Mr. Roberts has worked for Caspian Services Group Limited since 2001. He was appointed President and Chairman of the Board of Caspian Services in February 2002 where he oversees Caspian's operations. Prior to that time, Mr. Roberts served as a Vice President. As such, he was responsible for business development, financial planning, contracts, marketing and operations in Kazakhstan and Central Asia. In this position, he worked closely with government authorities and state and local businesses. From 1999 to 2001, Mr. Roberts was an Area Manager for PGS Onshore, Inc., in Almaty Kasakhstan. As Area Manager, he was responsible for seismic exploration. He also performed many of the same duties he performed in his capacity as Vice President of Caspian. From 1997 to 1999, Mr. Roberts was the Resident Manager for PetroAlliance (WGC) in Almaty, Kazakhstan. He was responsible for land and marine seismic exploration. He also oversaw business and financial planning, contract negotiations and operations in Kazakhstan and Central Asia.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that all reports were timely filed.

Indemnification of Directors and Officers.

         There are no provisions in the Nevada corporation law or the Articles of Incorporation of the Company requiring the Company to indemnify any of its officers and directors. The Articles of Incorporation of the Company provide for indemnification as follows:

         1) No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any action taken or any failure to take any action as a director, except as provided in this Article.

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

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                          SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                   --------------------------------------------------
                              Annual Compensation                     Awards                    Payouts
                           -----------------------                 -------------------------    ---------------------
                                                                      Restricted
Name and Principal                           Bonus   Other Annual     Stock      Options/       LTIP    All Other
Position                   Year     Salary     $     Compensation     Awards     SARs           Payout Compensation
--------                   ----     ------    ---    ------------  ------------  -----------    ------ --------------
Mirgali Kunayev(1)         2002    60,000     -0-        -0-            -0-         -0-             -0-        -0-
CEO, Director

Louis Naegle(2)            2002     -0-       -0-        -0-            -0-         -0-             -0-        -0-
President,                 2001     -0-       -0-        -0-            -0-         -0-             -0-        -0-
Former CEO                 2000     -0-       -0-        -0-            -0-         -0-             -0-        -0-

Laird Garrard(1)           2002    97,500     -0-        -0-            -0-         -0-             -0-        -0-
Vice President, CFO

Paul Roberts(1)            2002   150,000     -0-        -0-            -0-         -0-             -0-        -0-
Director
-------------------
(1) Compensation paid to these individuals was paid to them by Caspian in connection with services provided to Caspian.
(2) Mr. Naegle served as the chief executive officer of the Company from August 1998 until December 2002.

         No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.

         Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. While none of the officers and directors of the Company have employment agreements with the Company, several of them do have agreements with Caspian regarding employment with Caspian and compensation for services.

         In the past three years no executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

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

         The following table sets forth as of March 31, 2003, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 30,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                                       Amount & Nature of                  % of
Security          Name and Address                            Beneficial Ownership                Class
--------          ----------------                            --------------------                -----
Common            Marat Cherdabayev                                   -0-                          -0-
                  2319 Foothill Blvd., Suite 250
                  Salt Lake City, Utah 84109

Common            Dora International Limited                        3,250,764                      11%
                  P.O. Box 357
                  Pirouet House, Union Street
                  St. Helier, Jersey, Channel Islands
                  JE4 9WQ, United Kingom

Common            Laird Garrard                                     3,250,764                      11%
                  Dostyk 63-65/ Shevchenko 13
                  Almaty 480100
                  Republic of Kazakhstan

Common            Mirgali Kunayev                                     -0-                          -0-
                  Dostyk 63-65/ Shevchenko 13
                  Almaty 480100
                  Republic of Kazakhstan

Common            Louis Naegle                                        -0-                          -0-
                  2319 Foothill Blvd., Suite 250
                  Salt Lake City, Utah 84109

Common            Paul Roberts                                      3,250,764                      11%


                  Dostyk 63-65/ Shevchenko 13
                  Almaty 480100
                  Republic of Kazakhstan

Common            Petroleum Services Group Limited                 14,086,644                      47%
                  P.O. Box 544
                  14 Britania Place Bath Street
                  St. Helier, Jersey, Channel Islands
                  JE2 4SU, United Kingdom

Common            Satco International Limited                       2,460,000                       8%
                  Room 304, Arion Commercial Centre
                  2-12 Queens Road West
                  Hong Kong, People's Republic of China

Common            Techgrand Company Limited                         3,250,764                      11%
                  Room 304, Arion Commercial Centre
                  2-12 Queens Road West
                  Hong Kong, People's Republic of China

All officers and directors                                          6,501,528                      22%
as a group (5 persons)                                              ---------

                  TOTAL                                            29,546,700                      98%
                                                                   ==========

         Mr. Cherbadayev, Mr. Garrard, Mr. Kunayev and Mr. Naegle are officers of EMPS. Mr. Cherdabayev, Mr. Kunayev and Mr. Roberts are directors of EMPS.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         During the years ended December 31, 2002 and 2001, the Company paid $112,000 and $99,000 respectively, to another company owned by a shareholder, note holder and officer of Caspian, Yevgeniy Kurguzkin, for services relating to corporate travel, Kazakh visas and entry and exit services.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On November 4, 2002, the Company filed a Current Report on Form 8-K to report that its independent auditor, David T. Thomson, P.C. had resigned. Mr. Thomson's resignation was not the result of any disagreement between the Company and Mr. Thomson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The 8-K also disclosed that the Company had retained the services of Hansen, Barnett and Maxwell to replace David T. Thomson, P.C. as the Company's independent auditors.

         (b) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

                                        EMPS CORPORATION


Date: April 15, 2003                    /s/ Mirgali Kunayev
                                        ----------------------------------------
                                        Mirgali Kunayev, Chief Executive Officer



Date: April 15, 2003                    /s/ Laird Garrard
                                        ----------------------------------------
                                        Laird Garrard, Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Mirgali Kunayev, certify that:

         (1) I have reviewed this annual report on Form 10-KSB of EMPS Corporation (the "Company");

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003                By: /s/ Mirgali Kunayev
                                    --------------------------------------------
                                    Mirgali Kunayev, Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Laird Garrard, certify that:

         (1) I have reviewed this annual report on Form 10-KSB of EMPS Corporation (the "Company");

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003                  By: /s/ Laird Garrard
                                      ------------------------------------------
                                      Laird Garrard, Principal Financial Officer