Form 10QSB
period 2003-03-31
EMPS CORP
filed 2003-05-20
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 2003                                                         000-33215


                                EMPS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                      (I.R.S. Employer Identification No.)


            2319 Foothill Blvd. Suite 250, Salt Lake City, Utah 84109
                    (Address of principal executive offices)

                                 (801) 746-3700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None


State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

          Common stock, par value $0.001; 30,000,000 shares outstanding as of May 15, 2003

                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           March 31, 2003 and December 31, 2002.............................. 3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended March 31, 2003 and 2002................ 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended March 31, 2003 and 2002................ 5

         Notes to Condensed Consolidated Financial Statements (Unaudited).... 6

     Item 2.  Managements Discussion and Analysis or Plan of Operation....... 9

     Item 3.  Controls and Procedures........................................14



PART II-- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................... 15

     Signatures.............................................................. 15

     CERTIFICATIONS.......................................................... 16

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)

                                                                                               March 31,        December 31,
                                                                                                    2003                2002
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                                         $        72         $       132

Trade accounts receivable, net of allowance of $0 and $37, respectively                              562               1,242
Advances to related parties                                                                          115                  85
Inventories                                                                                           88                  74
Prepaid expenses and other current assets                                                            360                 338
                                                                                             -----------         -----------
Total Current Assets                                                                               1,197               1,871
                                                                                             -----------         -----------
Patents and Intangible Assets, net                                                                     2                   2
Investments                                                                                           86                  96
Vessels and Equipment, net                                                                         9,217               9,061
                                                                                             -----------         -----------
Total Assets                                                                                      10,502              11,030
                                                                                             -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Advances from related parties                                                                         16                  30
Accounts payable and accrued expenses                                                              1,335               1,404
Income tax payable                                                                                   311                 357
Deferred revenue                                                                                       9                  11
Notes payable - related parties                                                                      700                 700
Current portions of long-term debt                                                                 5,403               4,865
                                                                                             -----------         -----------
Total Current Liabilities                                                                          7,774               7,367
                                                                                             -----------         -----------
Long-Term Debt                                                                                         -                 322
                                                                                             -----------         -----------
Minority Interest                                                                                  1,945               1,959
                                                                                             -----------         -----------
Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  30,000,000 shares issued and outstanding, respectively                                              30                  30
Additional paid-in capital                                                                         1,450               1,450
Accumulated other comprehensive loss                                                                 (24)                 (8)
Accumulated deficit                                                                                 (673)                (90)
                                                                                             -----------         -----------
Total Stockholders' Equity                                                                           783               1,382
                                                                                             -----------         -----------
Total Liabilities and Stockholders' Equity                                                   $    10,502         $    11,030
                                                                                             ===========         ===========



               The accompanying notes are an integral part of these condensed consolidated financial statements.


EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                                                               Three Months Ended March 31,
                                                                                              ------------------------------
                                                                                                  2003                2002
                                                                                              ----------          ----------
Revenues
Vessel revenues                                                                               $      563          $      478
Product sales                                                                                        121                 103
                                                                                              ----------          ----------
Total Revenues                                                                                       684                 581
                                                                                              ----------          ----------

Operating Expenses
Vessel operating costs                                                                               466                 373
Cost of product sold                                                                                  90                  76
Depreciation                                                                                         265                 173
General and administrative                                                                           275                 164
                                                                                              ----------          ----------
Total Operating Expenses                                                                           1,096                 786
                                                                                              ----------          ----------
Loss from Operations                                                                                (412)               (205)
                                                                                              ----------          ----------

Other Income (Expense)
Interest expense                                                                                    (183)               (195)
Exchange loss                                                                                          -                  (1)
Loss from equity method investies                                                                    (10)                  -
Grant revenue                                                                                          2                   -
Grant expense                                                                                         (2)                  -
Other income                                                                                          21                  12
                                                                                              ----------          ----------
Net Other Expense                                                                                   (172)               (184)
                                                                                              ----------          ----------

Net Income Loss Before Income Tax and Minority Interest                                             (584)               (389)
Provision for income tax                                                                               -                 (11)
Minority interest in loss of consolidated subsidiary                                                   1                   -
                                                                                              ----------          ----------
Net Loss                                                                                      $     (583)         $     (400)
                                                                                              ==========          ==========
Loss Per Common Share                                                                         $    (0.00)         $    (0.00)
                                                                                              ==========          ==========
Weighted Average Common Shares Outstanding                                                    30,000,000          27,089,700
                                                                                              ==========          ==========



               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                4

EMPS CORPORATION AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)


                                                                                              Three Months Ended March 31,
                                                                                           ---------------------------------
                                                                                                2003                2002
                                                                                           -------------        ------------
Cash flows from operating activities:
Net loss                                                                                   $        (583)       $       (400)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss on disposal of property and equipment                                                           -                  47
  Depreciation and amortization                                                                      265                 229
  Minority interest                                                                                  (14)                  -
  Net loss in equity method investies                                                                 10                   -
Changes in current assets and liabilities:
  Trade accounts receivable                                                                          680                 (64)
  Prepaid expenses and other current assets                                                          (22)               (168)
  Inventories                                                                                        (14)                (46)
  Accounts payable and accrued expenses                                                              278                 (30)
  Deferred revenue                                                                                    (2)                  -
  Income taxes payable                                                                               (46)                  -
                                                                                           -------------        ------------
Net cash provided by (used in) operating activities                                                  552                (432)
                                                                                           -------------        ------------

Cash flows from investing activities:
Purchase of vessels and equipment                                                                   (419)                  -
                                                                                           -------------        ------------
Net cash used in investing activities                                                               (419)                  -
                                                                                           -------------        ------------

Cash flows from financing activities:
Change in advances to/from related parties                                                           (44)                (87)
Proceeds from issuance of debt to related parties                                                      -               2,053
Principal payments on debt  to related parties                                                         -              (1,634)
Principal payments on notes payable                                                                 (150)                  -
                                                                                           -------------        ------------
Net cash (used in) provided by financing activities                                                 (194)                332
                                                                                           -------------        ------------
Effect of exchange rate changes on cash                                                                1                   2
                                                                                           -------------        ------------
Net change in cash                                                                                   (60)                (98)
Cash at beginning of period                                                                          132                 259
                                                                                           -------------        ------------

Cash at end of period                                                                      $          72        $        161
                                                                                           =============        ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                             133                 166
                                                                                           -------------        ------------
  Cash paid for income taxes                                                                          72                 167
                                                                                           -------------        ------------


Supplemental disclosure of non-cash investing and financing activities:

  Interest converted to a note payable                                                               366                   -
                                                                                           -------------        ------------



          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          5

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)



NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited, CJSC Bauta, and EMPS Research Corporation, collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Caspian Services Group Limited for the years ended December 31, 2002 and 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Business Condition -- The Company has accumulated deficits of $673 and $90 as of March 31, 2003 and December 31, 2002, respectively, and has negative working capital for both periods. As part of a debt restructuring that took place in February 2002, bank debt of $3,333 together with accrued interest of $367 was refinanced during February 2003, the Company and the bank are currently structuring payment terms for the total amount of $3,700. The Company and the bank intend to structure the payments to extend beyond 2003. At March 31, 2003, the entire amount of the $3,700 loan is shown as a current liability because of its August 2003 due date and because the payment terms with the bank have not been determined. In addition, management is working to have all of its long-term debt combined into one loan with structured principal and interest payments extending into the future. The Company is discussing with the bank this aspect of the loan payment structuring.

The Company was successful in converting debt due to related parties into equity during 2002. The Company has generated both income and cash from operations for each of the years ended December 31, 2002 and 2001. Through negotiations with the bank to structure its debt payments, and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2003. If needed, certain stockholders are prepared to assist the company on a short-term basis with cash advances.

NOTE 2 -VESSELS AND EQUIPMENT

In February 2003, the Company acquired a shallow draft accommodation/work vessel, the "Caspian Dinara," specially modified to operate in the shallow waters of the Caspian Sea, valued at $365 by paying cash of $365. Built in 1977 and converted in 1995, the vessel has accommodation facilities for up to 61 client personnel and 16 crew. The "Caspian Dinara" is not on charter and is currently being upgraded and prepared for service to the Company's customers. The Company's customers have expressed an interest in chartering the vessel for an extended period commencing May 2003 for operations in the north Caspian Sea.

NOTE 3 - NOTES PAYABLE

In February 2003, the Company refinanced a note payable in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 and is currently due in August 2003. At March 31, 2003, the Company had total notes payable to a bank in the amount of $5,403. The Company and the bank are currently structuring payment terms for all these notes. As a result, the entire amount is classified on the balance sheet as current debt.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has a note payable to a company related through common management. At March 31, 2003 and December 31, 2002, the amount due on this note was $300, respectively.

The Company has a note payable to a shareholder. Beginning January 1, 2003, the note bears interest at 10% and is due on demand. At March 31, 2003 and December 31, 2002, the amount due on this note was $400, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make the Baskunchak and Eva available in accordance with the Vessel Charter Contracts between the Company and Agip KCO until July 2003.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2003, the Company paid another company owned by a shareholder, note holder and officer of Caspian, $31 for services related to corporate travel, Kazakh visas, and entry and exit services.

For related party notes payable, see Notes 4.

NOTE 7 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in three segments of its business, namely: Vessel Operations, Water Desalinization and Research. The vessel operations and the water desalinization are located in the Republic of Kazakastan. The research operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

                                                                                               Research and
 As of and for the Three Months Ended                       Vessel               Water            Corporate
 March 31, 2003                                         Operations      Desalinization       Administration               Total
--------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                 $    563           $     121            $       -          $      684
 Segment loss                                                 (480)                 (1)                (102)               (583)
 Segment assets                                              9,157               2,415                   81              11,653



                                                                                               Research and
 As of and for the Three Months Ended                       Vessel               Water            Corporate
 March 31, 2002                                         Operations      Desalinization       Administration               Total
--------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                 $    478           $     103            $       -          $      581
 Segment loss                                                 (271)               (129)                   -                (400)
 Segment assets                                              7,667               2,490                    -              10,157



                                                                                                  March 31,        December 31,
 Total Assets                                                                                          2002                2002
--------------------------------------------------------------------------------------------------------------------------------
 Total assets for reportable segments                                                              $ 11,653            $ 12,135
 Elimination of intersegment assets                                                                  (1,151)             (1,105)
--------------------------------------------------------------------------------------------------------------------------------
 Consolidated total assets                                                                         $ 10,502            $ 11,030
--------------------------------------------------------------------------------------------------------------------------------


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

         In addition to the provision of marine services, Caspian has share holdings in two joint venture companies in the Republic of Kazakhstan, both providing onshore infrastructure related services aimed at the offshore energy industry. CJSC Bauta is a joint venture project that owns and operates a water desalinization plant and sells purified water. Bautino Development Company, the other joint venture, completed construction of and began operating its new hotel in the Port of Bautino in March 2003.

         The Company, through its wholly owned subsidiary, EMPS Research Corporation, also continues to develop its high-Frequency Eddy-Current Separator ("HFECS"). The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that may otherwise be lost. EMPS Research recently filed an Exchange Act registration statement on Form 10-SB for the purpose of complying with Securities and Exchange Commission Staff Bulletin number 4 regarding spin-off distributions. As such, it is the Company's intention that once the EMPS Research filing has cleared all comments of the Securities and Exchange Commission, the Company will make a spin-off distribution of its EMPS Research shares to the Company's shareholders, thus terminating the parent-subsidiary relationship between the Company and EMPS Research.

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

         The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures. All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

         RESULTS OF OPERATIONS

         Comparison of the three months ended March 31, 2003 and 2002

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

         Vessel charter revenue increased by approximately $85 for the three months ended March 31, 2003, over the three months ended March 31, 2002. The Baskunchak and Caspian Yelena were under charter during the full quarter ended

March 31, 2002. The Caspian Maria was not placed into service until May 2002. The Caspian Eva was placed into service during the first quarter of 2003. The Caspian Dinara has not yet been placed into service. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the three months ended March 31, 2003, compared to the same period in 2002. The Caspian Yelena and Caspian Maria are under charter through the end of the production season 2003, with two one-year options to extend those contracts through the 2005 work season. The Baskunchak and the Caspian Eva are under charter through June 2003, following execution of the one month options on each vessel. The Company expects to have new charters in place for the Caspian Eva and the Baskunchak before their current charters expire. The Company also hopes to have the Caspian Dinara under charter before the end of the second quarter 2003.

         During the three months ended March 31, 2003, vessel direct operating expenses were approximately $466 compared to $373 for the same period 2002. The increase in direct operating expenses during the three months ended March 31, 2003, compared to the same period 2002, is due to the addition of the Caspian Maria and the Caspian Eva to our fleet.

         Operating loss for the quarter ended March 31, 2003, increased approximately 101% compared to the same quarter 2002. This increase was primarily the result of the increased operating costs and depreciation relating to the Caspian Maria and Caspian Eva, which were not under charter in the first quarter 2002, and increased general and administrative expenses resulting from increased salaries, professional fees, travel and overhead expenses associated with the Company's Salt Lake City office.

         During the first quarter 2003, the Company acquired the Caspian Dinara for approximately $365. The Company paid the purchase price in cash.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the three months ended March 31, 2003, increased over the same period in the prior year by approximately $18. Operating profit from product sales also increased by $4 from the first quarter 2002 to the first quarter 2003. The revenue increases were due primarily to increased demand for water and increased water production.

         For the quarter ended March 31, 2003, the Company realized a net loss of approximately $583 compared to a net loss of $400 during the same period 2002. This increase in net loss is primarily attributable to two factors - lower winter day rates; and increases in maintenance and staffing resulting from additional vessels in the fleet during the first quarter 2003 compared to the same period 2002. Typically, during the first quarter of each year, the North Caspian Sea, where the Company's vessels operate, is iced over and the Company's vessels are winterized. Even though the vessels are not in operation, the Company continues to incur maintenance and staffing expenses. Consistent with the industry, the Company's vessel charters provide for the payment of a reduced day rate during the winter months. The winter day rate, however, is significant lower than the day rates received when the vessels are in operations. The increase in first quarter loss 2003 as compared to the first quarter 2002, is primarily the result of increased maintenance and staffing expense associated with the additions of the Caspian Maria and Caspian Eva.

         General and administrative expenses increased approximately $275 for three months ended March 31, 2003, up from $164 for the same period 2002. General and administrative expenses increased in 2003, due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

         Depreciation expense increased to $265 during three months ended March 31, 2003, compared to $173 for the same period 2002. This increase is due to the acquisitions of the Caspian Eva and the Caspian Dinara.

         Interest expense of approximately $183 during the three months ended March 31, 2003, compared to $195 for the comparable period 2002. The decrease is the result of certain debt restructuring and debt conversions of related party notes of Caspian and Bauta that occurred in December 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to fleet activity, vessel day rates and water sales. Variations from quarter-to-quarter in these items are primarily the result of market conditions. The Company had a net loss in the first quarter 2003 of $583.

         In the past, the Company has had to rely on loans from related parties to supplement cash flows to meet its operating expenses. Although the Company's fleet was winterized during the first quarter, the Company had sufficient funds to meet its operational expenses during the first quarter without relying on related party loans. Based on contracts in place and in negotiation, management believes that during the remainder of fiscal 2003, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

         During the quarter the Company realized no revenue from the research and development efforts on its electromagnetic particle separation technology.

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

         As part of a debt restructuring that took place in February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed approximately $3,333 and agreed to repay $3,700 in February 2003. Approximately $2,200 of the proceeds were used to payoff the related party note collateralized by the Caspian Maria and $1,134 was used as a payment on the related party note collateralized by the Caspian Yelena. The new note is collateralized by the Caspian Maria and Caspian Yelena. The difference between the face amount of the note and the amount borrowed of $367 is being recognized over the life of the loan as interest expense. In February 2003, the Company refinanced this note with BankCenterCredit.

         During August 2002, the Company entered into a note payable with BankCenterCredit for the purchase of the Caspian Eva. The Company borrowed approximately $1,286. Interest accrues at 16% per annum. This note is due on December 29, 2003. The Company also has a note payable to BankCenterCredit for approximately $416. This note is collateralized by the Caspian Maria and the Caspian Yelena and is due in August 2004.

         The Company and BankCenterCredit are currently restructuring all of these notes into a single note with a longer repayment term. The Company anticipates this restructuring to be completed during the second quarter 2003. Because the majority of these notes are due in the current year and because the negotiations with BankCenterCredit have not been concluded the accompanying financial statements show the entire amount of the loan as a current liability. On May 20, 2003, the Company received confirmation from BankCenterCredit of a modification of the due dates to August 2004, while the Company and BankCenterCredit restructure the consolidation and payment terms of the notes to a single longer term debt obligation. A restructuring of the notes to longer term will significantly reduce the Company's current liabilities.

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

                                                     EMPS Corporation



May 19, 2003                                         /s/ Mirgali Kunayev
                                                    ----------------------------
                                                    Mirgali Kunayev,
                                                    Chief Executive Officer



May 19, 2003                                         /s/ Laird Garrard
                                                    ----------------------------
                                                     Laird Garrard
                                                     Chief Financial Officer

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


May 19, 2003

/s/ Mirgali Kunayev
------------------------
Mirgali Kunayev,
Chief Executive Officer

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


Date: May 19, 2003

By: /s/ Laird Garrard
----------------------------
Laird Garrard
Chief Financial Officer