Form 10QSB/A
period 2002-09-30
EMPS CORP
filed 2003-08-18
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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



         2319 Foothill Boulevard, Suite 250, Salt Lake City, Utah 84109
                    (Address of principal executive offices)

                                 (801) 746-3700
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

                                      None



State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

          Common stock, par value $0.001; 30,000,000 shares outstanding as of July 31, 2003

                              Purpose of Amendment


         This Amended Quarterly Report of EMPS Corporation, ("EMPS" or the "Company") amends the Quarterly Report of the Company for the quarter ended September 30, 2002, filed on November 22, 2002, and incorporated herein by this reference. Except as set forth herein, this amendment does not alter the information contained in the Quarterly Report and such information, to the best knowledge of the Company continues to be true, accurate and complete.

         The consolidated financial statements as of December 31, 2001 and for the year then ended, were restated in an annual report on Form 10-KSB for the years ended December 31, 2002 and 2001 filed on April 15, 2003, to reflect the correction of errors. As a result of that restatement, the condensed consolidated financial statements as of September 30, 2002 and 2001 and for the three and nine months then ended have been restated herein as well. During 2000, Caspian Services Group Limited acquired CJSC Bauta as described in Note 3. The accompanying condensed consolidated financial statements reflect the allocation of the purchase price to the acquired net assets based upon appraised fair values on the purchase date. The previously issued condensed consolidated financial statements allocated the purchase price on to debt and goodwill. The accompanying condensed consolidated financial statements also reflect correctly a $1,803 note payable to a related party denominated in Kazakh Tenge without remeasurement into U.S. Dollars. The previously issued condensed consolidated financial statements reflected a $3,527 note payable to a related party as denominated in U.S. Dollars and a currency exchange loss of $1,724, which was not reflective of the note agreement. In addition, the accompanying condensed consolidated financial statements exclude intercompany interest income while the previously condensed consolidated financial statements reflected interest income relating to a note receivable from a consolidated subsidiary. Intercompany transactions have been eliminated in the accompanying condensed consolidated financial statements.

                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION
                                                                            Page


     Item 1.  Financial Statements......................................... 3

         Condensed Consolidated Balance Sheets (Unaudited) as of
           September 30, 2002 and December 31, 2001........................ 3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three months ended September 30, 2002
           and 2001 and for the nine months ended September 30, 2002
           and 2001........................................................ 4

         Condensed Consolidated Statements of Stockholders'
           Deficit (Unaudited) for the year ended December 31, 2001
           and for the nine months ended September 30, 200................. 5

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the nine months ended September 30, 2002
           and 2001........................................................ 6

         Notes to Condensed Consolidated Financial Statements (Unaudited).. 7

     Item 2.  Managements Discussion and Analysis or Plan of Operation.... 15

PART II-- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................ 20

     Signatures........................................................... 21

     Certifications Pursuant to the Sarbanes-Oxley Act of 2002............ 22

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Dollars in thousands)

                                                                                   September 30,           December 31,
                                                                                       2002                   2001
                                                                                  --------------         --------------
ASSETS

Current Assets
Cash                                                                              $          510         $          259
Trade accounts receivable, net of allowance of
  $37 and $76, respectively                                                                  922                    335
Advance to related parties                                                                   174                    195
Inventories                                                                                   91                     46
Prepaid expenses and other current assets                                                    367                     34
                                                                                  --------------         --------------
Total Current Assets                                                                       2,064                    869

Patents and Intangible Assets, net                                                             3                      -
Investments                                                                                   96                     96
Vessels and Equipment, net                                                                 9,374                  8,192
                                                                                  --------------         --------------
Total Assets                                                                      $      11,537          $        9,157
                                                                                  =============          ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses                                             $        1,237         $        1,708
Income tax payable                                                                           181                    101
Notes payable - related parties                                                            4,915                  3,929
Current portions of long term debt                                                         5,165                      -
                                                                                  --------------         --------------
Total Current Liabilities                                                                 11,498                  5,738
                                                                                  --------------         --------------
Long-Term Debt                                                                                322                 4,200
                                                                                  --------------         --------------

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares
authorized, 30,000,000 and 27,089,700 shares issued
and outstanding, respectively                                                                 30                     27
Additional paid-in capital                                                                   (53)                   (27)
Accumulated other comprehensive income                                                       (28)                   (32)
Accumulated deficit                                                                         (232)                  (749)
                                                                                  --------------         --------------
Total Stockholders' Deficit                                                                 (283)                  (781)
                                                                                  --------------         --------------
Total Liabilities and Stockholders' Deficit                                       $      11,537          $        9,157
                                                                                  =============          ==============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)


                                                         For the Three Months                 For the Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                    -----------------------------       -----------------------------
                                                        2002             2001               2002            2001
                                                    ------------     ------------       ------------     ------------
Revenues
Vessel revenue                                      $      1,967     $      1,272       $      3,460     $      1,872
Product sales                                                193               80                452              193
                                                    ------------     ------------       ------------     ------------
Total revenues                                             2,160            1,352              3,912            2,065
                                                    ------------     ------------       ------------     ------------

Operating Expenses
Vessel operating costs                                       474              318              1,567              832
Cost of product sold                                          54               19                195               96
Depreciation                                                 166               58                382              169
General and administrative                                   545              180                580              381
                                                    ------------     ------------       ------------     ------------

Total operating expenses                                   1,239              575              2,724            1,478
                                                    ------------     ------------       ------------     ------------

Income from Operations                                       921              777             1,188               587
                                                    ------------     ------------       ------------     ------------

Other Income (expense)
Interest expense                                            (131)             (65)              (392)            (194)
Exchange income (loss)                                       (54)             (23)                 6               (2)
Grant revenue                                                  -                -                 32                -
Grant expense                                                  -                -                (32)               -
                                                    ------------     ------------       ------------     ------------

Net other expense                                          (185)              (88)             (386)            (196)
                                                    ------------     ------------       ------------     ------------

Net Income Before Income Tax                                 736              689                802              391
Provision for Income Tax                                     (94)             (19)              (285)             (58)
                                                    ------------     ------------       ------------     ------------

Net Income                                          $        642     $        670       $        517     $        333
                                                    ============     ============       ============     ============


Basic Income per common share                       $       0.02     $       0.02       $       0.02     $       0.01
                                                    ============     ============       ============     ============

Weighted average common shares
  outstanding - basic and diluted                     29,094,573       27,089,700         27,750,647       27,089,700
                                                    ============     ============       ============     ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(Dollars in thousands, except share data)



                                                                                 Accumulated
                                                Common Stock         Additional     Other                           Total
                                          ------------------------    Paid-In   Comprehensive   Accumulated     Stockholders'
                                            Shares        Amounts     Capital       Loss         Deficit           Deficit
                                            ------        -------     -------       ----         -------           -------
Balance, December 31, 2000
(Restated)                                27,089,700        $ 27       $ (27)       $   -        $ (632)           $ (632)
                                                                                                                   ------

Net loss for the year ended
December 31, 2001 (restated)                       -           -           -            -          (117)             (117)

Currency translation
adjustment                                         -           -           -          (32)            -               (32)
                                                                                                                   ------

Comprehensive Loss                                                                                                   (149)
                                                                                                                   ------

Balance, December 31, 2001
(Restated)                                27,089,700          27         (27)         (32)         (749)             (781)
                                                                                                                   ------

Net income for the nine months
ended September 30, 2002
(Unaudited)                                        -           -           -            -           517               517

Currency translation
adjustment (Unaudited)                             -           -           -            4             -                 4
                                                                                                                   ------
Comprehensive Income
(Unaudited)                                                                                                           521
                                                                                                                   ------
Acquisition of EMPS
Corporation - July 30, 2002
(Unaudited)                                2,910,300           3         (26)           -             -               (23)
                                          ----------        ----       -----        -----        ------            ------

Balance, September 30, 2002
(Unaudited)                               30,000,000        $ 30       $ (53)       $ (28)       $ (232)           $ (283)
                                          ==========        ====       =====        =====        ======            ======


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        5

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (Dollars in thousands)



                                                                                          For the Nine Months Ended
                                                                                                 September 30,
                                                                                     ------------------------------------
                                                                                            2002               2001
                                                                                     ----------------    ----------------
Cash flows from operating activities:
Net income                                                                           $            517    $            333
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation                                                                                      382                 169
Foreign currency exchange gain/loss                                                                 6                  (2)
Changes in operating assets and liabilities, net of
  purchase of EMPS:
Trade accounts receivable, net                                                                   (579)                 88
Prepaid expenses and other current assets                                                        (333)                (10)
Inventories                                                                                       (45)                (17)
Accounts payable and accrued expenses                                                            (520)               (297)
Income taxes payable                                                                               80                (237)
                                                                                     ----------------    ----------------
Cash (used in) provided by operating activities                                                  (492)                 27

Cash flows from investing activities:
Cash received in the purchase of EMPS Corporation                                                   9                   -
Investment in equity method investee                                                                -                 (96)
Purchase of vessels and equipment                                                                (277)             (2,466)
                                                                                     ----------------    ----------------
Cash used in investing activities                                                                (268)             (2,562)
                                                                                     ----------------    ----------------

Cash flows from financing activities:
Change in advances to/from related parties                                                         21                (114)
Proceeds from issuance of long term debt to related parties                                       986               2,877
                                                                                     ----------------    ----------------
Cash provided by  financing activities                                                          1,007               2,763
                                                                                     ----------------    ----------------

Effect of exchange rate changes on cash                                                             4                  79
                                                                                     ----------------    ----------------

Net change in cash                                                                                251                 307
Cash at beginning of period                                                                       259                 146
                                                                                     ----------------    ----------------

Cash at end of period                                                                $            510    $            453
                                                                                     ================    ================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $            296    $             55
                                                                                     ================    ================
Cash paid for income taxes                                                           $             85    $             86
                                                                                     ================    ================


Non Cash Investing and Financing Activities - Note 10


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              6

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited, CJSC Bauta, and EMPS Research Corporation, collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of EMPS for the years ended December 31, 2001 as restated and, included in the Company's Form 10-KSB for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on April 15, 2003. In particular, The Company's significant accounting principles were presented as
Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Reorganization and Merger - On May 29, 2002, the stockholders of EMPS Corporation and the stockholders of Caspian Services Group Limited ("Caspian") ratified an Agreement and Plan of Reorganization (the "Agreement") with EMPS whereby EMPS agreed to acquire all of the issued and outstanding shares of Caspian in exchange for 27,089,700 restricted common shares of EMPS. EMPS had 2,910,300 shares of common stock outstanding immediately prior to the transaction and had negative stockholders' equity of ($23). Pursuant to the terms of the Agreement, Caspian became a wholly owned subsidiary of EMPS and the Caspian shareholders assumed the controlling interest in EMPS.

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


Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of EMPS and its wholly and majority owned subsidiaries. EMPS has a non-controlling 50% interest in Bautino Development Company, LLC, for which it accounts for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations -- The Company's principal operations are carried out by its wholly-owned subsidiary, Caspian Services Group, Limited ("Caspian"). Caspian was incorporated in the British Virgin Islands on December 22, 1999 and operates a branch in Aktau, Kazakhstan where its activities consist of the operation and maintenance of one accommodation/work barge, the "Baskunchak," and two shallow draft landing vessels, the "Caspian Yelena" and the "Caspian Maria," (collectively, the "Vessels"). During September 2002, the Company purchased a shallow draft tug/survey/supply vessel, the "Caspian Eva." The Vessels operate under contract in the Kazakh Sector of the North Caspian Sea. EMPS leases its vessels to providers of engineering, procurement, installation and commissioning
(EPIC) to the transition zone offshore energy support service companies. The EMPS's primary current contract is with Agip Kazakhstan North Caspian Operating Company N.V ("Agip"), a consortium of international oil companies with oil and

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share data)


gas operations in the Caspian Sea. Agip leases the vessels from EMPS and makes the leased vessels available to its EPIC providers. The Company's services provided in connection with the leases are as follows:

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

Business Condition -- Through the activities explained above, the Company has an accumulated deficit of $749 and $232 as of December 31, 2001 and September 30, 2002, respectively. EMPS has suffered negative cash flows from operating activities during the nine months ended September 30, 2002. The Company has both a working capital and a net capital deficiency. Caspian has defaulted on the repayment of principal and interest of a loan from the subsidiary's shareholder. Management is in the process of renegotiation and restructuring the terms of repayment of this loan. Management plans to finance operations through additional financing from shareholders and rescheduling the repayment of existing loans, the realization of which is not assured. These condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


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


Recent Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact to the company's financial statements or results of operations with the adoption of SFAS No. 146.



NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED RESTATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 2001 and for the year then ended were restated in a Form 10-KSB, filed April 15, 2003 to reflect the correction of errors. As a result of that restatement, the accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 and for the three and nine months then ended have been restated as well. During 2000, Caspian acquired Bauta as described in Note 3. The accompanying condensed consolidated financial statements reflect the allocation of the purchase price to the acquired net assets based upon appraised fair values on the purchase date. The previously issued condensed consolidated financial statements allocated the purchase price only to debt and goodwill. The accompanying condensed consolidated financial statements also reflect correctly a $1,803 note payable from Bauta to a related party denominated in Kazakh Tenge without remeasurement into U.S. dollars. The previously issued condensed consolidated financial statements reflected a $3,527 note payable to a related party as denominated in U.S. Dollars and a currency exchange loss of $1,724, which was not reflective of the note agreement. In addition, the accompanying condensed consolidated financial statements exclude inter-company interest income while the previously condensed consolidated financial statements reflected interest income relating to a note receivable from a consolidated subsidiary. Intercompany transactions have been eliminated in the accompanying consolidated financial statements. The effects of the restatements are as follows:

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                                                       As of and for the nine months
                                              As of December 31, 2001                      ended September 30, 2002
                                      -----------------------------------------  -----------------------------------------
                                       As Previously Reported     As restated     As Previously Reported      As restated
                                       ----------------------     -----------     ----------------------      -----------
Current Assets                              $    894               $   869             $  1,888                $  2,064
Total Assets                                   6,771                 9,157                8,783                  11,537
Current Liabilities                            7,450                 5,738               14,625                  11,498
Total Liabilities                             12,531                 9,938               14,947                  11,820
Accumulated Deficit                           (5,864)                 (749)              (6,412)                   (232)
Revenues                                                                                  3,881                   3,912
Net Income (Loss)                                                                          (548)                    517
Basic Income (Loss) per Common Share                                                      (0.02)                   0.02

NOTE 3 - ACQUISITION OF BAUTA

On September 8, 2000 Caspian acquired a 56 percent interest in Bauta, a water desalinization plant located in the Port of Bautino on the Caspian Sea. The results of Bauta's operations have been included in the Caspian consolidated financial statements since that date. The desalinization plant purifies sea water with equipment originally installed in 1996. Bauta supplies water in bottles to consumers, in bulk to local municipal users and to oil exploration companies and their contractors that require fresh water for their crews, facilities, and to conduct oilfield operations. Caspian purchased 56 percent of the outstanding stock of Bauta from European Bank for Reconstruction and Development (EBRD) for a cash payment of $432.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the property and equipment was determined by an independent appraiser.


         Net current assets                                           $    136
         Desalinization equipment                                        1,470
         Land and other property and equipment                           1,117
         Notes payable and accrued interest to related parties          (2,783)
         Goodwill (Note 4)                                                 492
                                                                      --------
         Total Purchase Price                                         $    432
                                                                      ========

Prior to the acquisition, Caspian purchased from EBRD a $960 non-performing note receivable from Bauta for a cash payment of $568. The note was included in the liabilities assumed at the purchase date and was converted to equity in December 2002. The balance of the above notes payable and accrued interest to related parties of $2,216 was due to the Bauta minority shareholder. The minority shareholder converted their note to equity in December 2002.

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


NOTE 5 - TRADE ACCOUNTS RECEIVABLE

The Company's trade accounts receivable are principally from Agip relating to vessel charters. Agip is a consortium of world-leading petroleum exploration and production companies operating in the Caspian Sea. The receivables are current, collectable in 45 days from date of invoice, and management expects to collect them in full. Receivables from vessel charter revenues are approximately $915 at September 30, 2002.

A portion of the September 30, 2002 accounts receivable, represent activity relating to the desalinization plant. An allowance of doubtful accounts equal to $37 has been applied to these gross receivables of $44 leaving a net amount of $7 at September 30, 2002.

NOTE 6 -VESSELS AND EQUIPMENT

In September 2002, the Company acquired a shallow draft multi purpose supply and tugboat, the "Caspian Eva," specially modified to operate in the shallow waters of the Caspian Sea valued at $1,445 by entering into a note payable for $1,286 and paying cash of $159. The vessel was originally constructed in 1994 and was designed for work in the shallow waters of the Caspian Sea. The Caspian Eva is suitable for a variety of applications including towing-pushing operations, supply, and survey work. At September 30, 2002 the vessel had not been placed into service and no contracts had been entered into regarding is use. The vessel was placed into service during April 2003.

NOTE 7 - NOTES PAYABLE

During February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed $3,334 and agreed to repay $3,700 on February 12, 2003. $2,200 of the proceeds were used to payoff the related party note collateralized by the Maria and $1,134 was used as a payment on the related party note collateralized by the Yelena. The new note is collateralized by the Maria and Yelena. The difference between the face amount of the note and the amount borrowed of $366 is being recognized over the life of the loan and recorded in the accompanying financial statements as interest expense. The note carries an effective annual interest rate of 11%. At September 30, 2002, the Company recognized $218 as interest expense with the balance of $148 to be recognized over the remaining term of the note.

During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286. Interest accrues at 16% per annum and quarterly payments of $322 begin in March 2003. The note is due on December 29, 2003. Notes payable consist of the following:

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                        September 30,      December 31,
                                                            2002               2001
                                                        -------------      ------------
Notes payable to a bank bearing interest at 16%;
 refinanced at market rates in part during 2002;
 due in December 2003 and August 2004;
 secured by vessels                                        $ 2,153            $ 4,200

Note payable to a bank bearing interest at 11%;
due February 2003; secured by vessels                        3,334                  -
                                                           -------            -------

Total Notes Payable                                          5,487              4,200
Less: current portion                                        5,165                  -
                                                           -------            -------

Total Notes Payable - Long-Term                            $   322            $ 4,200
                                                           =======            =======

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

The Company is committed to make certain Vessels available in accordance with the Vessel Charter Contracts between the Company and Agip KCO.

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

Notes payable to related parties consist of the following:

                                                                                        September 30,        December 31,
                                                                                             2002               2001
                                                                                        -------------        ------------
Notes payable to companies related through common
  management bearing interest at 0%;  no set payments
  required; due upon demand; unsecured. $1,428
  of these debts were forgiven in December 2002                                              1,833              1,728

Note payable to a stockholder bearing interest at 0% until
  January 1, 2003, at which time the note will bear interest at 10%;  no set payments required; due upon demand;
  unsecured;  during 2002, $100 was borrowed from this
  shareholder, and in December 2002 $74 was forgiven                                           566                374

Note payable to minority shareholder bearing interest at 10%;
  The Company has defaulted on these payments.
  Secured by equipment.  During December 2002, this debt
  was forgiven                                                                               2,516              1,827
                                                                                           -------            -------

Total Notes Payable to Related Parties                                                     $ 4,915            $ 3,929
                                                                                           =======            =======

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make the Vessels available in accordance with the Vessel Charter Contracts between the Company and Agip KCO.

Economic Environment -- In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature, free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company's financial condition or future results of operations.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

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


NOTE 11 - SEGMENT INFORMATION

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

                                                                                          Research and
                                                                           Water            Corporate
                                                Vessel Operations     Desalinization      Administration       Total
                                                -----------------     --------------      --------------       -----
For the Nine Months Ended September 30, 2002
Revenues                                              $ 3,460            $   452             $   -           $  3,912
Net loss                                                  525                  8               (16)               517
Total assets                                            9,847              2,679                39             12,565

For the Nine Months Ended September 30, 2001
Revenues                                              $ 1,872              $ 193               $ -            $ 2,065
Net income (loss)                                         541               (208)                -                333
Total assets                                            5,623              2,425                 -              8,048

For the Three Months Ended September 30, 2002
Revenues                                              $ 1,967              $ 193               $ -            $ 2,160
Net income (loss)                                         645                  2                (5)               642
Total assets                                            9,847              2,679                39             12,565

For the Three Months Ended September 30, 2001
Revenues                                              $ 1,272               $ 80               $ -            $ 1,352
Net income (loss)                                         782               (112)                -                670
Total assets                                            5,623              2,425                 -              8,048

                                                                                                          September 30,
                                                                                                               2002
                                                                                                          -------------
Total Assets
Total assets for reportable segments                                                                         $ 12,568
Elimination of intersegment assets                                                                             (1,031)
                                                                                                             --------
Consolidated Total Assets                                                                                    $ 11,537
                                                                                                             ========

NOTE 12 - SUBSEQUENT EVENTS

The Company has borrowed from a stockholder and from companies related through common management for the purchase of equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in advances during the year ended December 31, 2002. Due to the debt holders being related parties, the amount was recorded as additional paid-in capital with no shares issued.

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


RESULTS OF OPERATIONS

 Comparison of the nine months ended September 30, 2002 and 2001 (in thousands)


Vessel revenue from the Baskunchak, the Caspian Yelena and the Caspian Maria increased by approximately $1,588 for the nine months ended September 30, 2002 over the nine months ended September 30, 2001. The Baskunchak was in service during the full quarter ended September 30, 2001, the Caspian Yelena was placed into service on September 19, 2001, and the Caspian Maria was not placed into service until October 2001. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the nine months ended September 30, 2002 compared to the same period in 2001. Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the nine months ended September 30, 2002 increased over the same period in the prior year by approximately $259. Gross profit from product sales also increased by $160 from 2001 to 2002. The revenue increases were due primarily to increased demand for water and increased water production.

During the nine months ended September 30, 2002 vessel direct operating costs were approximately $1,567 compared to $832 for the same period 2001. Direct operating costs includes personnel costs, insurance, maintenance, and the cost of food and fuel. The increase in direct operating costs during the nine months ended September 30, 2002, compared to the same period 2001, is due to the addition of the Caspian Yelena and Caspian Maria to our fleet.

General and administrative expenses increased approximately $199 for nine months ended September 30, 2002, up from $381 for the same period 2001. General and administrative expenses increased in 2002 due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

Depreciation expense increased to $382 during nine months ended September 30, 2002, compared to $169 for the same period 2001. The increase in depreciation is due to placing the Caspian Yelena and the Caspian Maria into service during 2002.

Interest expense was approximately $392 during the nine months ended September 30, 2002, compared to $194 for the comparable period 2001. The increase is due to increases in loans to acquire additional vessels and equipment.


 Comparison of the three months ended September 30, 2002 and 2001(in thousands)

Vessel revenue from the Baskunchak, the Caspian Yelena and the Caspian Maria increased $695 for the quarter ended September 30, 2002 over the quarter ended September 30, 2001. The Baskunchak was in service during the full quarter ended September 30, 2001, the Caspian Yelena was placed into service on September 19, 2001, and the Caspian Maria was not placed into service until October 2001. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the quarter ended September 30, 2002 compared to the same period in 2001. Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the quarter ended September 30, 2002 increased over the same period in the prior year by $113. Gross profit from product sales also increased by $78 from 2001 to 2002. The revenue increases were due primarily to increased demand for water and increased water production.

During the quarter ended September 30, 2002 vessel operating costs were approximately $474 compared to $318 for the same period 2001. Vessel operating costs includes personnel costs, insurance, maintenance, and the cost of food and fuel. The increase in vessel operating costs during the quarter ended September 30, 2002, compared to the same period 2001, is due to the addition of the Caspian Yelena and Caspian Maria to our fleet.

General and administrative expenses increased approximately $365 for the quarter ended September 30, 2002, up from $180 for the same period 2001. General and administrative expenses increased in the quarter ended September 30, 2002 due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

Depreciation expense increased approximately $108 during quarter ended September 30, 2002, up from $58 for the same period 2001. The increase in depreciation is due to placing into service the Caspian Yelena and the Caspian Maria during 2002.

Interest expense was approximately $131 during the quarter ended September 30, 2002, compared to approximately $65 for the comparable period 2001. The increase is due to increases in loans to acquire additional vessels and equipment.


LIQUIDITY AND CAPITAL RESOURCES

The Company's level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. During the quarter, the Company realized no revenue from the research and development efforts on its' electromagnetic particle separation technology.


Since inception, Caspian has realized gross profits before administrative and other costs and expenses were deducted. The Company experienced negative cash flows from operations of approximately $492 in 2002 however, owing to the upfront costs involved in expanding the Company's operations.

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

During February 2002, the Company entered into a note payable agreement with a financing company. The Company borrowed $3,334 and agreed to repay $3,700 on February 12, 2003. $2,200 of the proceeds were used to payoff the related party note collateralized by the Maria and $1,134 was used as a payment on the related party note collateralized by the Yelena. The new note is collateralized by the Maria and Yelena. The difference between the face amount of the note and the amount borrowed of $366 is being recognized over the life of the loan and recorded in the accompanying financial statements as interest expense. The note carries an effective annual interest rate of 11%. At September 30, 2002, the Company recognized $218 as interest expense with the balance of $148 to be recognized over the remaining term of the note.

During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286. Interest accrues at 16% per annum and quarterly payments of $322 begin in March 2003. The note is due on December 29, 2003.

Notes payable consist of the following:

                                                        September 30,      December 31,
                                                            2002               2001
                                                        -------------      ------------
Notes payable to a bank bearing interest at 16%;
 refinanced at market rates in part during 2002;
 due in December 2003 and August 2004;
 secured by vessels                                        $ 2,153            $ 4,200

Note payable to a bank bearing interest at 11%;
due February 2003; secured by vessels                        3,334                  -
                                                           -------            -------

Total Notes Payable                                          5,487              4,200
Less: current portion                                        5,165                  -
                                                           -------            -------

Total Notes Payable - Long-Term                            $   322            $ 4,200
                                                           =======            =======

The Company has also borrowed certain amounts from a stockholder and from certain companies related through common management for the purchase of equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in 2002 advances. Due to the debt holders being related parties, the amount was recorded as additional paid-in capital with no shares issued.

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

Notes payable to related parties consist of the following:

                                                                                        September 30,        December 31,
                                                                                             2002               2001
                                                                                        -------------        ------------
Notes payable to companies related through common
  management bearing interest at 0%;  no set payments
  required; due upon demand; unsecured. $1,428
  of these debts were forgiven in December 2002                                              1,833              1,728

Note payable to a stockholder bearing interest at 0% until
  January 1, 2003, at which time the note will bear interest at 10%;  no set payments required; due upon demand;
  unsecured;  during 2002, $100 was borrowed from this
  shareholder, and in December 2002 $74 was forgiven                                           566                374

Note payable to minority shareholder bearing interest at 10%;
  The Company has defaulted on these payments.
  Secured by equipment.  During December 2002, this debt
  was forgiven                                                                               2,516              1,827
                                                                                           -------            -------

Total Notes Payable to Related Parties                                                     $ 4,915            $ 3,929
                                                                                           =======            =======

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

                                EMPS Corporation



August 17, 2003                                     /s/ Mirgali Kunayev
                                                   -----------------------------
                                                    Mirgali Kunayev
                                                    Principal Executive Officer



August 17, 2003                                     /s/ Laird Garrard
                                                   -----------------------------
                                                    Laird Garrard
                                                    Principal Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Mirgali Kunayev, certify that:


         (1) I have reviewed this amended quarterly report on Form 10-QSB of EMPS Corporation, (the "Company");

         (2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;


         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         (c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 17, 2003

By: /s/ Mirgali Kunayev
----------------------------
Mirgali Kunayev,
Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Laird Garrard, certify that:

         (1) I have reviewed this amended quarterly report on Form 10-QSB of EMPS Corporation, (the "Company");

         (2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         (c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 17, 2003


By: /s/ Laird Garrard
-------------------------------
Laird Garrard,
Principal Financial Officer