Form 10QSB
period 2003-06-30
EMPS CORP
filed 2003-08-19
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 2003                                                          000-33215


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

          Common stock, par value $0.001; 30,000,000 shares outstanding as of August 15, 2003

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as
           of June 30, 2003 and December 31, 2002........................... 3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Six Months Ended June 30, 2003 and 2002........ 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended June 30, 2003 and 2002.................. 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)... 6

     Item 2.  Managements Discussion and Analysis or Plan of Operation......10

     Item 3.  Controls and Procedures.......................................15



PART II-- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..............................15

     Signatures.............................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                             June 30,          December 31,
                                                                                               2003                2002
                                                                                          --------------      --------------
ASSETS
Current Assets
Cash                                                                                      $          257      $          132
Trade accounts receivable, net of allowance of $37                                                 2,375               1,242
Advances to related parties                                                                           49                  85
Inventories                                                                                           77                  74
Prepaid expenses and other current assets                                                            328                 338
                                                                                          --------------      --------------
Total Current Assets                                                                               3,086               1,871
                                                                                          --------------      --------------
Patents and Intangible Assets, net                                                                     -                   2
Investments                                                                                           86                  96
Vessels and Equipment, net                                                                         9,158               9,061
                                                                                          --------------      --------------
Total Assets                                                                                      12,330              11,030
                                                                                          --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advances from related parties                                                                          6                  30
Accounts payable and accrued expenses                                                              2,125               1,404
Income tax payable                                                                                   407                 357
Deferred revenue                                                                                       -                  11
Notes payable - related parties                                                                    1,107                 700
Current portions of long-term debt                                                                   753               4,865
                                                                                          --------------      --------------
Total Current Liabilities                                                                          4,398               7,367
                                                                                          --------------      --------------
Long-Term Debt                                                                                     4,650                 322
                                                                                          --------------      --------------
Minority Interest                                                                                  1,921               1,959
                                                                                          --------------      --------------
Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  30,000,000 shares issued and outstanding, respectively                                              30                  30
Additional paid-in capital                                                                         1,456               1,450
Accumulated other comprehensive loss                                                                 (26)                 (8)
Retained earnings (deficit)                                                                          (99)                (90)
                                                                                          --------------      --------------
Total Stockholders' Equity                                                                         1,361               1,382
                                                                                          --------------      --------------
Total Liabilities and Stockholders' Equity                                                $       12,330      $       11,030
                                                                                          ==============      ==============


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                 ------------------------         ------------------------
                                                     2003        2002                 2003        2002
                                                  ----------  ----------           ----------  ----------
Revenues
Vessel revenues                                   $    3,280  $    1,016           $    3,843  $    1,494
Product sales                                            175         117                  296         220
                                                  ----------  ----------           ----------  ----------
Total Revenues                                         3,455       1,133                4,139       1,714
                                                  ----------  ----------           ----------  ----------
Operating Expenses
Vessel operating costs                                 1,574         688                2,040       1,061
Cost of product sold                                      60          92                  150         168
Depreciation                                             124         136                  389         309
General and administrative                               776          29                1,051         193
                                                  ----------  ----------           ----------  ----------
Total Operating Expenses                               2,534         945                3,630       1,731
                                                  ----------  ----------           ----------  ----------
Income (Loss) from Operations                            921         188                  509         (17)
                                                  ----------  ----------           ----------  ----------

Other Income (Expense)
Interest expense                                        (312)       (119)                (495)       (314)
Exchange loss                                             (2)          -                   (2)         (1)
Loss from equity method investees                          -           -                  (10)          -
Grant revenue                                              -           -                    2           -
Grant expense                                              -           -                   (2)          -
Other income                                              66         131                   45         143
                                                  ----------  ----------           ----------  ----------
Net Other Income (Expense)                              (248)         12                 (462)       (172)
                                                  ----------  ----------           ----------  ----------

Net Income (Loss) Before Income Tax
  and Minority Interest                                  673         176                   47        (189)
Provision (benefit) for income tax                       122         (96)                 122          85
Minority interest                                        (65)          -                  (66)          -
                                                  ----------  ----------           ----------  ----------
Net Income (Loss)                                 $      860  $      272           $       (9) $     (274)
                                                  ==========  ==========           ==========  ==========

Net Income (Loss) Per Common Share                $     0.03  $     0.01           $    (0.00) $    (0.01)
                                                  ==========  ==========           ==========  ==========
Weighted Average Common Shares
  Outstanding                                     30,000,000  27,089,700           30,000,000  27,089,700
                                                  ==========  ==========           ==========  ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                               Six Months Ended June 30,
                                                                                           ---------------------------------
                                                                                                2003                  2002
                                                                                           -------------         -----------
Cash flows from operating activities
Net loss                                                                                   $          (9)        $      (274)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of property and equipment                                                             1                   -
Depreciation and amortization                                                                        413                 295
Foreign currency exchange loss                                                                         2                   1
Minority interest                                                                                    (67)                  -
Net loss in equity method investee                                                                    10                   -
Changes in current assets and liabilities:
Trade accounts receivable                                                                         (1,163)                (84)
Prepaid expenses and other current assets                                                              6                (631)
Inventories                                                                                           (2)                (27)
Accounts payable and accrued expenses                                                                982                (195)
Deferred revenue                                                                                       1                   -
Income taxes payable                                                                                 158                  75
                                                                                           -------------         -----------

Net cash provided by (used) in operating activities                                                  332                (840)
                                                                                           -------------         -----------

Cash flows from investing activities:
Proceeds from sale of property and equipment                                                           1                   -
Decrease in advances to related parties                                                                -                  71
Purchase of vessels and equipment                                                                   (477)                  -
                                                                                           -------------         -----------

Net cash provided by (used in) investing activities                                                 (476)                 71
                                                                                           -------------         -----------

Cash flows from financing activities:
Proceeds from issuance of debt to related parties                                                    477                 939
Change in advances to/from related parties                                                            11                   -
Principal payments on debt  to related parties                                                       (70)               (152)
Principal payments on notes payable                                                                 (150)                  -
                                                                                           -------------         -----------

Net cash provided by financing activities                                                            268                 787
                                                                                           -------------         -----------

Effect of exchange rate changes on cash                                                                1                   1
                                                                                           -------------         -----------

Net change in cash                                                                                   125                  19
Cash at beginning of period                                                                          132                 259
                                                                                           -------------         -----------

Cash at end of period                                                                      $         257         $       278
                                                                                           =============         ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                     $         495         $         -
                                                                                           =============         ===========

Cash paid for income taxes                                                                 $           2         $         5
                                                                                           =============         ===========

Supplemental disclosure of non-cash investing and financing  information:
Accrued interest converted to a note payable                                               $         366         $         -
                                                                                           =============         ===========


                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                5

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data.)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited, and CJSC, Bauta and EMPS Research Corporation through the date of its spin-off, (collectively "EMPS" or the "Company"). Intercompany balances and transactions have been eliminated in consolidation. EMPS has a non-controlling 50% interest in Bautino Development Company, LLC, for which it accounts by the equity method. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the years ended December 31, 2002 and 2001, included in the 10-KSB filed with the Securities and Exchange Commission on April 15, 2003. In particular, the Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Business Condition -- The Company has accumulated deficits of $99 and $90 as of June 30, 2003 and December 31, 2002, respectively, and has negative working capital for both periods. As part of a debt restructuring that took place in February 2003, bank debt of $3,333 together with accrued interest of $367 was refinanced. The Company and the bank have structured payment terms for the total amount of $3,700, which extend until August 15, 2004.

The Company was successful in converting debt due to related parties into equity during 2002. The Company has generated both income and cash from operations for the six months ended June 30, 2003 and for each of the years ended December 31, 2002 and 2001. Through negotiations with the bank to structure its debt payments and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2003. Certain stockholders have assisted and are prepared to continue to assist the company on a short-term basis with cash advances.

NOTE 2 - SPIN-OFF OF EMPS RESEARCH CORPORATION

On May 23, 2003, the Company's majority common stockholders approved a spin-off of the Company's majority owned subsidiary, EMPS Research. The 3,000,000 shares of EMPS Research were distributed to EMPS shareholders on a pro-rata basis during August, 2003.

At May 23, 2003, EMPS Research had assets of $7 and liabilities of $13. As net liabilities of EMPS Research were greater than the net assets, the spin-off was accounted for as the assumption of net liabilities a $6 capital contribution by the Company shareholders. The results of operations of EMPS Research has been included in the Company's consolidated statements of operations through May 23, 2003, the date of the spin-off for accounting purposes.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data.)


NOTE 3 - VESSELS AND EQUIPMENT

During February 2003, the Company acquired a shallow draft accommodation/work vessel, the "Caspian Dinara," specially modified to operate in the shallow waters of the Caspian Sea, valued at $365 by paying cash of $365. Built in 1977 and converted in 1995, the vessel has accommodation facilities for up to 61 client personnel and 16 crew. The "Caspian Dinara" began a four-year charter in the north Caspian Sea in May 2003. Current contract periods and extension provisions for the vessels are as follows:

 Vessel                   Contract Expiration               Extension Option
--------------------------------------------------------------------------------
 Baskunchak                     November 2006                         1-year
 Caspian  Eva                    October 2003                           None
 Caspian Maria                  November 2003                     Two 1-year
 Caspian Yelana                 November 2003                     Two 1-year
 Caspian Dinara                 November 2006                         1-year
 Coastal Bigfoot                 October 2003          1-year, modified rate
--------------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE

During February 2003, the Company refinanced a note payable to a bank in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 due in August 2004. As of June 30, 2003, the Company had total notes payable to a bank in the amount of $5,403. The Company and the bank have recently restructured payment terms for these notes with an interest rate of 16% and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,100,000 due on August 15, 2004. As a result, $753 is classified as current and the remaining amount, $4,650, is classified on the balance sheet as long term debt.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

The Company has a $300 note payable at December 31, 2002 and June 30, 2003 to a company related through a Company officer and director. The note bears no interest or scheduled payments and is due on demand.

The Company has a note payable to a shareholder. Beginning January 1, 2003, the note bears interest at 10% and is due on demand with a principal balance due of $520 and $400 at June 30, 2003 and December 31, 2002,respectively.

Other shareholders have advanced the Company $357,176, for which the Company re-paid $70,176 during the six months ended June 30, 2003. The balance of $287 is due on demand. The Company is accruing interest at 10%.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data.)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make its vessels available in accordance with vessel charter contracts between the Company and its customers which end on various dates through November 2006.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2003, the Company paid another company owned by a shareholder and note holder of Caspian, $61 for services related to corporate travel, Kazakh visas, and entry and exit services. For related party notes payable, see Notes 5.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data.)


NOTE 8 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in three segments of its business, namely: vessel operations, water desalinization and corporate administration. The vessel operations and the water desalinization are located in the Republic of Kazakstan. The corporate administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

 As of and for the Six Months Ended          Vessel             Water        Corporate
 June 30, 2003                           Operations    Desalinization   Administration            Total
--------------------------------------------------------------------------------------------------------
 Revenues                                $    3,843          $    296         $      -         $  4,139
 Segment income (loss)                          282               (85)            (206)              (9)
 Segment assets                              11,280             2,295               52           13,627


 As of and for the Six Months Ended          Vessel             Water        Corporate
 June 30, 2002                           Operations    Desalinization   Administration            Total
--------------------------------------------------------------------------------------------------------

 Revenues                                $    1,494          $    220         $      -         $  1,714
 Segment income (loss)                         (389)              115                -             (274)
 Segment assets                               7,691             2,869                -           10,560

                                                                              June 30,     December 31,
 Consolidated Total Assets                                                        2003             2002
---------------------------------------------------------------------------------------------------------
 Total assets for reportable segments                                         $ 13,627         $ 12,134
 Elimination of intersegment assets                                             (1,297)          (1,104)
                                                                              --------         --------
 Consolidated Total Assets                                                    $ 12,330         $ 11,030
                                                                              ========         ========

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         EMPS Corporation ("the Company") primarily provides services to the offshore energy industry in the north Caspian Sea through the operation of a diversified fleet of marine service vessels, through its wholly owned subsidiary Caspian Services Group Limited ("Caspian"). Caspian provides its services through its registered foreign branch office in the Republic of Kazakhstan. Revenues from marine operations are dependent upon the activity level of the vessel fleet, which is dependent upon the level of oil and gas exploration and production in the region, ultimately driven by the oil and natural gas prices.

         In addition to the provision of marine services, Caspian has share holdings in two entities in the Republic of Kazakhstan, both providing onshore infrastructure related services aimed at the offshore energy industry. CJSC Bauta, the Company's majority-owned subsidiary, owns and operates a water desalinization plant and sells purified water. Bautino Development Company, the other joint venture, owns and operates a hotel it recently built at the Port of Bautino.

         During the quarter, the Company, through its majority-owned subsidiary, EMPS Research Corporation, ("Research") continued to develop its high-frequency eddy-current separator ("HFECS"). The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that may otherwise be lost.

         On May 22, 2003, the Company's board of directors recommended undertaking a spin-off distribution to Company shareholders of the 3,000,000 common shares of Research it held. The spin-off distribution was to be made in conformity with and in reliance upon Staff Legal Bulletin 4 issued by the Securities and Exchange Commission on September 16, 1997. Both the Company and Research were in agreement that the spin-off transaction would benefit both corporations. Since the acquisition of Caspian in July 2002, the major focus of the Company has been the development of the business operations of Caspian. Both the Company and Research agreed that the business focuses had become distinct and each would have greater success in their particular industry if Research were no longer a subsidiary of the Company.

         On May 23, 2003, the Company's majority shareholders approved the spin-off distribution. The spin-off distribution was completed on August 6, 2003. The Company distributed the 3,000,000 shares of Research common stock it held to Company's shareholders pro-rata on a one share for ten basis. The Company's shareholders paid no consideration for the Research common shares they received.

         The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

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

         RESULTS OF OPERATIONS

         Comparison of the six months ended June 30, 2003 and 2002 (in thousands)

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

         Vessel revenue increased by $2,349 for the six months ended June 30, 2003, over the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company had one accommodations vessel and one supply vessel under charter during the full quarter and one supply vessel under charter for part of the quarter. By comparison, the Company had two accommodations vessels, two supply vessels and two multi purpose supply and tug boats under charter for all or part of the six months ended June 30, 2003. Vessel revenues are affected by day rates and utilization. The average day rates did not change significantly during the three months ended June 30, 2003, compared to the same period in 2002. The Company's two supply vessels, the Caspian Yelena and the Caspian Maria are under charter through the end of the production season 2003, with two one-year options to extend those contracts through the 2005 production season. The Company's accommodations vessel, the Caspian Dinara is under charter through the end of the production season 2006, with an option to extend the charter through the end of the 2007 production season. At the end of the quarter, the charter under which the Company's other accommodations vessel, the Baskunchak, had been operating expired. The Company entered into a new charter for the Baskunchak which began on July 1, 2003. This charter is through the end of the production season 2006, with an option to extend the charter through the 2007 production season. The Company's multi purpose supply and tug boat, the Caspian Eva, is under charter through October 31, 2003. The Company is also operating a second multi purpose supply and tug boat, the Coastal Bigfoot, which is owned by a Dutch shipping company. Pursuant to its agreement with the Dutch shipping company, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays the Dutch shipping company a fee for the vessel. The Coastal Bigfoot is under charter through October 31, 2003, with a one-year option to extend the charter through October 31, 2004 at a modified rate.

         During the six months ended June 30, 2003, vessel direct operating expenses were $2,040 compared to $1,061 for the same period 2002. The increase in direct operating expenses during the six months ended June 30, 2003, compared to the same period 2002, is due to the addition of the Caspian Dinara, the Caspian Eva and the Coastal Bigfoot to our fleet.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the six months ended June 30, 2003, increased to $296 from $220 over the same period in the prior year. Cost of product sold decreased from $168 in the six months ended June 30, 2002, to $150 in the six months ended June 30, 2003. Operating profit from product sales also increased by $94 from the six months ended June 30, 2002 to June 30, 2003. The revenue increases were due primarily to increased demand for water and increased water production.

         Income from operations for the six months ended June 30, 2003, increased $526 to $509 compared to a loss of $17 for the same six month period of 2002. This increase was primarily the result of the increased vessel revenues.

         For the six months ended June 30, 2003, the Company realized a net loss of $9 compared to a net loss of $274 during the same period 2002. This reduction in net loss is primarily due to the increase in vessel revenue attributable to the increase in the Company's vessel fleet.

         General and administrative expenses increased $858 for six months ended June 30, 2003, up from $193 for the same period 2002. General and administrative expenses increased in 2003, due to increases in personnel costs, taxes, travel, professional fees, and other expenses related to the expansion of the Company's operations and vessel fleet.

         Depreciation expense increased to $389 during six months ended June 30, 2003, compared to $309 for the same period 2002.

         Interest expense of $495 during the six months ended June 30, 2003, compared to $314 for the comparable period 2002. The increase in interest expense is primarily due to the Company refinancing certain debt obligations in 2003. As a result of the refinance, the principal amount owed by the Company increased from $3,300 to $3,700. The Company also had to pay refinancing charges. Also, the interest rate on this debt obligation increased from 11% to 16%. Additionally, certain related party loans began accruing interest in 2003, and the Company borrowed funds from related parties during the second quarter 2003.

         Comparison of the three months ended June 30, 2003 and 2002 (in thousands)

         Vessel charter revenue increased by $2,264 for the three months ended June 30, 2003, over the three months ended June 30, 2002. During the quarter ended June 30, 2002, the Company had one accommodations vessel and one supply vessel under charter during the full quarter and one supply vessel under charter for part of the quarter. By comparison, during the quarter ended June 30, 2003, the Company had one accommodations vessel, two supply vessels and two multi purpose supply and tug boats under charter for the full quarter and one accommodations vessel under charter during part of the quarter. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the three months ended June 30, 2003, compared to the same period in 2002. The Company's two supply vessels, the Caspian Yelena and the Caspian Maria are under charter through the end of the production season 2003, with two one-year options to extend those contracts through the 2005 work season. The Company's accommodations vessel, the Caspian Dinara is under charter through the end of the production season 2006, with an option to extend the charter through the end of the 2007 production season. At the end of the quarter, the charter under which the Baskunchak had been operating expired. The Company entered into a new charter for the Baskunchak which began on July 1, 2003. This charter is through the end of the production season 2006, with an option to extend the charter through the 2007 production season. The Company's multi purpose supply and tug boat, the Caspian Eva, is under charter through October 31, 2003. The Company is also operating a second multi purpose supply and tug boat, the Coastal Bigfoot, which is owned by a Dutch shipping company. Pursuant to its agreement with the Dutch shipping company, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays the Dutch shipping company a fee for the vessel. The Coastal Bigfoot is under charter through October 31, 2003, with a one-year option to extend the charter through October 31, 2004, at a modified rate.

         During the three months ended June 30, 2003, vessel direct operating expenses were $1,574 compared to $688 for the same period 2002. The increase in direct operating expenses during the three months ended June 30, 2003, compared to the same period 2002, is due to the addition of the Caspian Dinara, the Caspian Eva and the Coastal Bigfoot to our fleet.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the three months ended June 30, 2003, increased by $58 to $175 over the same period in the prior year. Cost of product sold decreased by $32 to $60 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating profit from product sales also increased by $90 from the second quarter 2002 to the second quarter 2003. The revenue increases were due primarily to increased demand for water and increased water production.

         Income from operations for the quarter ended June 30, 2003, increased $733 to $921 compared to $188 for the same quarter 2002. This increase was primarily the result of the increased vessel revenues.

         For the three months ended June 30, 2003, the Company realized a net income of $860 compared to net income of $272 during the same period 2002. This increase in net income is primarily due to the increase in vessel revenue attributable to the increase in the Company's vessel fleet.

         General and administrative expenses increased $747 for three months ended June 30, 2003, up from $29 for the same period 2002. General and administrative expenses increased in 2003, due to increases in personnel costs, taxes, travel, professional fees, and other expenses related to the expansion of the Company's operations and vessel fleet.

         Depreciation expense decreased to $124 during three months ended March 31, 2003, compared to $136 for the same period 2002.

         Interest expense of $312 during the three months ended June 30, 2003, compared to $119 for the comparable period 2002. The increase in interest expense is primarily due to the Company refinancing certain debt obligations in 2003. As a result of the refinance, the principal amount owed by the Company increased from $3,300 to $3,700. The Company also had to pay refinancing charges. Also, the interest rate on this debt obligation increased from 11% to 16%. Additionally, certain related party loans began accruing interest in 2003, and the Company borrowed funds from related parties during the second quarter 2003.

          LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to fleet activity, vessel day rates and water sales. Variations from quarter-to-quarter in these items are primarily the result of market conditions.

         In prior years during the offseason, the Company has had to rely on loans from related parties to supplement cash flows to meet its operating expenses. Although the Company's fleet was winterized during the first quarter of 2003, the Company had sufficient funds to meet its operational expenses during the first quarter without relying on related party loans. During the second quarter of 2003, however, the Company borrowed $477 from related parties, including officers and directors of the Company. These funds were used to acquire the Caspian Dinara, and other equipment.

         With the commencement of the exploration and drilling season in the second quarter 2003, the Company realized net income of $860 during the three months ended June 30, 2003. The Company has suffered a net loss of $9 for the first six months of 2003. Based on contracts in place management believes that during the remainder of fiscal 2003, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

         The minority interest presented on the balance sheet of the accompanying financial statements represents the historical costs incurred by the minority shareholder of Bauta in connection with its investment in Bauta - the historical amount paid by the minority shareholder in connection with its 44% interest in Bauta. The minority interest does not represent a debt obligation of the Company and the Company is under no obligation to repay this amount to the minority shareholder of Bauta.

         During February 2003, the Company refinanced a note payable to BankCenterCredit in the amount of $3,334 plus accrued interest of $366 for a total amount of $3,700 due in August 2004. As of June 30, 2003, the Company had total notes payable to BankCenterCredit in the amount of $5,403. The Company and BankCenterCredit recently restructured payment terms for these notes with an interest rate of 16% and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,100 due on August 15, 2004.

         The Company has a $300 note payable at December 31, 2002 and June 30, 2003 to a company related through a Company officer and director. The note bears no interest or scheduled payments and is due on demand.

         The Company has a note payable to a shareholder. Beginning January 1, 2003, the note bears interest at 10% and is due on demand with a principal balance due of $520 and $400 at June 30, 2003 and December 31,
2002,respectively.

         Other shareholders have advanced the Company $357,176, for which the Company re-paid $70,176 during the six months ended June 30, 2003. The balance of $287 is due on demand. The Company is accruing interest at 10%.

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

Item 6.  Exhibits and Reports on Form 8-K

        (A) Reports on Form 8-K

                None.

         (B) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 31.1      Certification of Principal Executive Officer

                  Exhibit 31.2      Certification of Principal Financial Officer

                  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMPS CORPORATION


August 18, 2003                                       /s/ Mirgali Kunayev
                                                     ---------------------------
                                                     Mirgali Kunayev,
                                                     Principal Executive Officer



August 18, 2003                                       /s/ Laird Garrard
                                                     ---------------------------
                                                     Laird Garrard,
                                                     Principal Financial Officer