Form 10QSB
period 2003-09-30
EMPS CORP
filed 2003-11-14
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2003                                                     000-33215


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

          Common stock, par value $0.001; 30,000,000 shares outstanding as of November 10, 2003

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited)
                as of September 30, 2003 and December 31, 2002.............. 3

              Condensed Consolidated Statements of Operations
                (Unaudited) for the Three and Nine Months Ended
                September 30, 2003 and 2002................................. 4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Nine Months Ended September 30, 2003 and 2002....... 5

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)................................................. 6

     Item 2.  Managements Discussion and Analysis or Plan of Operation......11

     Item 3.  Controls and Procedures.......................................18

PART II -- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..............................18

     Signatures.............................................................19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                  September 30,      December 31,
                                                                                           2003              2002
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                            $           283   $           132
Trade accounts receivable, net of allowance of $6 and $37 respectively                    2,865             1,242
Advances to related parties                                                                 181                85
Inventories                                                                                  90                74
Prepaid expenses and other current assets                                                   519               338
Note receivable from a related party                                                        500                 -
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      4,438             1,871
------------------------------------------------------------------------------------------------------------------
Patents and Intangible Assets, net                                                            -                 2
Investments                                                                                  74                96
Vessels and Equipment, net                                                                9,105             9,061
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $        13,617   $        11,030
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advances from related parties                                                   $             -   $            30
Accounts payable and accrued expenses                                                     2,810             1,404
Income tax payable                                                                          171               357
Deferred revenue                                                                              -                11
Notes payable - related parties                                                           1,069               700
Current portions of long-term debt                                                        5,490             4,865
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 9,540             7,367
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                -               322
------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                         1,956             1,959
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  30,000,000 shares issued and outstanding, respectively                                     30                30
Additional paid-in capital                                                                1,456             1,450
Accumulated other comprehensive loss                                                        (12)               (8)
Retained earnings (deficit)                                                                 647               (90)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                2,121             1,382
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $        13,617   $        11,030
==================================================================================================================

      The accompanying notes are an integral part of these condensed consolidated financials statements.

                                                      3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                         ---------------------------------  --------------------------------
                                               2003               2002                2003         2002
------------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                          $    3,369         $    1,967        $      7,212   $    3,460
Product sales                                   227                193                 523          452
--------------------------------------------------------------------------------------------------------
Total Revenues                                3,596              2,160               7,735        3,912
--------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                        1,575                474               3,615        1,567
Cost of product sold                             85                 54                 235          195
Depreciation                                    273                166                 662          382
General and administrative                      651                545               1,702          580
--------------------------------------------------------------------------------------------------------
Total Operating Expenses                      2,584              1,239               6,214        2,724
--------------------------------------------------------------------------------------------------------
Income from Operations                        1,012                921               1,521        1,188
--------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                               (214)              (131)               (709)        (392)
Exchange loss                                    (4)               (54)                 (6)           6
Loss from equity method investees               (12)                 -                 (22)           -
Grant revenue                                     -                  -                   2           32
Grant expense                                     -                  -                  (2)         (32)
Other income                                     90                  -                 135            -
--------------------------------------------------------------------------------------------------------
Net Other Income (Expense)                     (140)              (185)               (602)        (386)
--------------------------------------------------------------------------------------------------------

Net Income Before Income Tax and
Minority Interest                               872                736                 919          802
Provision for income tax                       (153)               (94)               (275)        (285)
Minority interest                                29                  -                  95            -
--------------------------------------------------------------------------------------------------------
Net Income                               $      748         $      642        $        739   $      517
========================================================================================================
Net Income Per Common Share              $     0.02         $     0.02        $       0.02   $     0.02
========================================================================================================
Weighted Average Common Shares
 Outstanding                             30,000,000         29,094,573          30,000,000   27,750,647
========================================================================================================


      The accompanying notes are an integral part of these condensed consolidated financials statements.

                                                           4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                    For The Nine Months Ended September 30,
                                                                                 -------------------------------------------
                                                                                               2003                    2002
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                            $         739           $         517
Adjustments to reconcile net loss to net cash from operating activities:
  Loss on disposal of property and equipment                                                    186                       -
  Depreciation and amortization                                                                 662                     382
  Foreign currency exchange loss                                                                  6                       6
  Minority interest                                                                             (95)                      -
  Net loss in equity method investee                                                             22                       -
  Changes in current assets and liabilities:
    Trade accounts receivable                                                                (1,617)                   (579)
    Prepaid expenses and other current assets                                                  (177)                   (333)
    Inventories                                                                                 (13)                    (45)
    Accounts payable and accrued expenses                                                     1,748                    (520)
    Income taxes payable                                                                       (186)                     80
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           1,275                    (492)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Cash used for a receivable from a related party                                                (500)                      -
Cash received in the purchase of EMPS Corporation                                                 -                       9
Purchase of vessels and equipment                                                              (783)                   (277)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (1,283)                   (268)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of debt to related parties                                               546                     986
Proceeds from issuance of debt                                                                  600                       -
Change in advances to/from related parties                                                     (126)                     21
Principal payments on debt  to related parties                                                 (122)                      -
Principal payments on notes payable                                                            (709)                      -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       189                   1,007
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (30)                      4
----------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                              151                     251
Cash at beginning of period                                                                     132                     259
----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $         283           $         510
============================================================================================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $         586           $         296
============================================================================================================================
Cash paid for income taxes                                                            $         441           $          85
============================================================================================================================
Supplemental disclosure of non-cash investing and financing information:
Accrued interest converted to a note payable                                          $         366           $           -
============================================================================================================================


      The accompanying notes are an integral part of these condensed consolidated financials statements.

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

Business Condition - The Company has accumulated deficits of $90 as of December 31, 2002, and has negative working capital of $5,496 and $5,102 as of December 31, 2002 and September 30, 2003, respectively. As part of a debt restructuring that took place in February 2003, bank debt of $3,333 together with accrued interest of $367 was refinanced; the Company and the bank have structured payment terms for the total amount of $3,700, which extend until August 15, 2004.

The Company was successful in converting debt due to related parties into equity during 2002. The Company has generated both income and cash from operations for the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001. Through negotiations with the bank to structure its debt payments and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2003. Certain stockholders have assisted and are prepared to continue to assist the company on a short-term basis with cash advances.

NOTE 2 - SPIN-OFF OF EMPS RESEARCH CORPORATION

On May 23, 2003, the Company's majority common stockholders approved a spin-off of the Company's majority owned subsidiary, EMPS Research. The 3,000,000 shares of EMPS Research were distributed to EMPS shareholders on a pro-rata basis during August, 2003.

At May 23, 2003, EMPS Research had assets of $7 and liabilities of $13. As net liabilities of EMPS Research were greater than the net assets, the spin-off was accounted for as the assumption of net liabilities a $6 capital contribution by the Company shareholders. The results of operations of EMPS Research have been included in the Company's consolidated statements of operations through May 23, 2003, the date of the spin-off for accounting purposes.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 3 - VESSELS AND EQUIPMENT

During February 2003, the Company acquired a shallow draft accommodation/work vessel, the "Caspian Dinara," specially modified to operate in the shallow waters of the Caspian Sea, valued at $365 by paying cash of $365. Built in 1977 and converted in 1995, the vessel has accommodation facilities for up to 61 client personnel and 16 crew. The Caspian Dinara began a four-year charter in the north Caspian Sea in May 2003. Current contract periods and extension provisions for the vessels are as follows:

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

NOTE 4 - NOTE RECEIVABLE FROM A RELATED PARTY

On September 10, 2003 the Company advanced $500 to BMB Holding, Inc., a Delaware corporation related through a Company officer and director. The short-term loan is receivable within six months, by February 10, 2004. The note carries an interest rate of 16.5 percent and is collateralized by an option to purchase BMB Holding, Inc. common stock at 95% of its market value in exchange of the amount due to the Company on the maturity date. As additional compensation for providing the loan, the Company received 10 shares of common stock, totaling a one percent equity interest in BMB, and recorded the investment at $0.

NOTE 5 - NOTES PAYABLE

During February 2003, the Company's subsidiary Caspian refinanced a note payable to a bank in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 due in August 2004. On September 2, 2003 the Company borrowed $600 through the existing credit line agreement, $100 of which was used for operations, and $500 of which was advanced to BMB Holding, Inc., a related party, for a short-term note receivable. As of September 30, 2003, Caspian has total notes payable to the bank in the amount of $5,467. The Company and the bank have payment terms for these notes with an interest rate of 16 percent and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,150 due on August 15, 2004. As a result, $5,467 is classified as current portions of long term debt on the accompanying balance sheet.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


During August the Company's majority-owned subsidiary Bauta obtained a short-term $45 bank loan to purchase packaging equipment. The loan carries a 21 percent annual interest rate and is due in full during November 2003. As of September 30, 2003 Bauta had repaid $22 of the loan and $23 remains outstanding.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

The Company has a $300 note payable at December 31, 2002 and September 30, 2003 to a company related through a Company officer and director. The note bears no interest or scheduled payments and is due on demand.

The Company has a note payable to a shareholder. Beginning January 1, 2003, the note bears interest at 10% and is due on demand with a principal balance due of $520 and $400 at September 30, 2003 and December 31, 2002, respectively.

Other shareholders have advanced the Company $381, for which the Company re-paid $122 and offset $10 against a receivable from a shareholder during the nine months ended September 30, 2003. The balance of $249 is due on demand. The Company is accruing interest at 10%.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2003, the Company paid another company owned by a shareholder and note holder of Caspian, $208 for services related to corporate travel, Kazakh visas, and entry and exit services. For related party notes payable, see Note 6.

NOTE 9- SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in three segments of its business, namely: vessel operations, water desalinization and corporate administration. The vessel operations and the water desalinization are located in the Republic of Kazakhstan. The corporate administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

As of and for the Nine Months Ended           Vessel                 Water            Corporate
September 30, 2003                        Operations        Desalinization       Administration     Total
-------------------------------------------------------------------------------------------------------------
Revenues                                   $  7,212            $     523           $       -      $   7,735
Segment income (loss)                         1,132                 (122)               (293)           717
Segment assets                               12,600                2,421                  48         15,069


As of and for the Nine Months Ended           Vessel                 Water            Corporate
September 30, 2002                        Operations        Desalinization       Administration     Total
-------------------------------------------------------------------------------------------------------------
Revenues                                   $  3,460            $     452           $       -      $   3,912
Segment income (loss)                           525                    8                 (16)           517
Segment assets                                9,847                2,679                  39         12,565

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


As of and for the Three Months Ended          Vessel                 Water            Corporate
September 30, 2003                        Operations        Desalinization       Administration     Total
-------------------------------------------------------------------------------------------------------------
Revenues                                   $  3,369            $     227           $       -      $   3,596
Segment income (loss)                           821                  (37)                (86)           698
Segment assets                               12,600                2,421                  48         15,069


As of and for the Three Months Ended          Vessel                 Water            Corporate
September 30, 2002                        Operations        Desalinization       Administration     Total
-------------------------------------------------------------------------------------------------------------
Revenues                                   $  1,967            $     193           $       -      $   2,160
Segment income (loss)                           645                    2                  (5)           642
Segment assets                                9,847                2,679                  39         12,565


                                                                                              September 30,
Consolidated Total Assets                                                                              2003
-------------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                                              $  15,075
Elimination of intersegment assets                                                                   (1,458)
-------------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                                         $  13,617
=============================================================================================================

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

         In addition to the provision of marine services, Caspian has share holdings in two entities in the Republic of Kazakhstan, both providing onshore infrastructure related services aimed at the offshore energy industry. CJSC Bauta, the Company's majority-owned subsidiary, owns and operates a water desalinization plant and sells purified water. Bautino Development Company, the other venture, owns and operates a hotel it recently built at the Port of Bautino.

         Through May 23, 2003, the Company, through its majority-owned subsidiary, EMPS Research Corporation, ("Research") continued to develop its high-frequency eddy-current separator ("HFECS"). The anticipated primary use of the HFECS prototype will be to recover metals in foundries and smelters that may otherwise be lost.

         On May 22, 2003, the Company's board of directors recommended undertaking a spin-off distribution to Company shareholders of the 3,000,000 common shares of Research it held. The spin-off distribution was made in conformity with and in reliance upon Staff Legal Bulletin 4 issued by the Securities and Exchange Commission on September 16, 1997. Both the Company and Research were in agreement that the spin-off transaction would benefit both corporations. Since completing acquisition of Caspian in July 2002, the major focus of the Company has been the development of the business operations of Caspian. Both the Company and Research agreed that their business focuses had become distinct and each would have greater success in their particular industry if Research were no longer a subsidiary of the Company.

         On May 23, 2003, the Company's majority shareholders approved the spin-off distribution. The spin-off distribution was completed on August 6, 2003. The Company distributed the 3,000,000 shares of Research common stock it held to the Company's shareholders pro-rata on a one share for ten basis. The Company's shareholders paid no consideration for the Research common shares they received.

         The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Forward Looking Information and Cautionary Statement

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond its control, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report. Readers should also consider that the operating season for the Company's vessels is dependent upon weather conditions in the north Caspian Sea. Drilling and exploration activities in that region typically commence in late March or early April and continue through late October or early November. Therefore, the Company's vessels are typically inactive from November to March.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2003 and 2002 (in thousands)

         Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew, repair and maintenance, insurance, fuel, lube oil and supply costs. Fleet size and utilization are the major factors that affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during the offseason to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition.

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

         Vessel revenue increased by $3,752, from $3,460 for the nine months ended September 30, 2003, over the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company had one accommodations vessel and two supply vessels under charter. By comparison, the Company had two accommodations vessels, two supply vessels and one multi-purpose supply and tug boat and one multi-purpose survey vessel under charter for all or part of the nine months ended September 30, 2003. Vessel revenues are affected by day rates and utilization. The average day rates did not change significantly during the nine months ended September 30, 2003, compared to the same period in 2002. The Company's two supply vessels, the Caspian Yelena and the Caspian Maria are under charter through the end of the production season 2003, with two one-year options to extend those contracts through the 2005 production season. The Company's two accommodations vessel, the Baskunchak and Caspian Dinara are under charter through the end of the production season 2006, with an option to extend the charter through the end of the 2007 production season. The charter on the Company's multi-purpose supply and tug boat, the Caspian Eva, which was set to expire on October 31, 2003, has been extended to the end of the 2003 work season, which is anticipated to continue through much of November. The Company will seek to have this vessel re-chartered by the beginning of the 2004 work season. The Company is also operating a multi-purpose survey vessel, the Coastal Bigfoot, which is owned by a Dutch shipping company. Pursuant to its agreement with the Dutch shipping company, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays the Dutch shipping company a fee for the vessel. The charter on the Coastal Bigfoot, which was also set to expire on October 31, 2003, has been extended through the end of the 2003 work season. This charter has a one-year option to extend the charter through October 31, 2004 at a modified rate. At this time, the Company does not know if the client will exercise its option to extend the charter through October 31, 2004.

         During the nine months ended September 30, 2003, vessel direct operating expenses were $3,615 compared to $1,567 for the same period 2002. The increase in direct operating expenses during the nine months ended September 30, 2003, compared to the same period 2002, is due to the addition of the Caspian Dinara, the Caspian Eva and the Coastal Bigfoot to our fleet.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the nine months ended September 30, 2003, increased to $523 from $452 over the same period in the prior year. Cost of product sold increased from $195 in the nine months ended June 30, 2002, to $235 in the nine months ended September 30, 2003. Operating profit from product sales also increased by $31 from $257 to $288 for the nine months ended September 30, 2002 to June 30, 2003. The revenue increases were due primarily to increased demand for water and increased water production.

         Income from operations for the nine months ended September 30, 2003, increased $332 to $1,520 compared to $1,188 for the same period of 2002. This increase was primarily the result of the increased vessel revenues.

         For the nine months ended September 30, 2003, the Company realized net income of $738 compared to net income of $517 during the same period 2002. This increase in net income is primarily due to the increase in vessel revenue attributable to the increase in the Company's vessel fleet.

         General and administrative expenses increased to $1,702 for nine months ended September 30, 2003, up from $580 for the same period 2002. General and administrative expenses increased in 2003, due to increases in personnel costs, taxes, travel, professional fees, and other expenses related to the expansion of the Company's operations and vessel fleet.

         Depreciation expense increased to $662 during the nine months ended September 30, 2003, compared to $382 for the same period 2002.

         Interest expense increased to $709 during the nine months ended September 30, 2003, compared to $392 for the comparable period 2002. The increase in interest expense is primarily due to the Company refinancing certain debt obligations in 2003 with an interest rate increase from 11% to 16%. As a result of the refinance, the principal amount owed by the Company increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. Of this amount, $1,286 was outstanding for only one month during the nine months ending September 30, 2002 but all of the nine months ending September 30, 2003. Additionally, certain related party loans began accruing interest in 2003.

         During the nine months ended September 30, 2003, Bautino Development Company, which owns and operates the Chagala Hotel in the Port of Bautino realized a loss from operations of $44. The Company holds a 50% non-controlling interest in Bautino Development Company, which is accounted for by the equity method. The Company recorded a $22 loss to its investment in the Bautino project representing its 50% interest. The Company expects the Chagala Hotel to continue to operate at about breakeven for the next twelve months.

Comparison of the three months ended September 30, 2003 and 2002 (in thousands)

         Vessel charter revenue increased by $1,402 to $3,369 for the three months ended September 30, 2003, over the three months ended September 30, 2002. During the quarter ended September 30, 2002, the Company had one accommodations vessel and two supply vessels under charter. By comparison, during the quarter ended September 30, 2003, the Company had two accommodations vessels, two supply vessels, one multi-purpose supply and tug boat and one multi-purpose survey vessel under charter for the full quarter. Charter revenues are affected by day rates and utilization. The average day rates did not change significantly during the three months ended September 30, 2003, compared to the same period in 2002. The Company's two supply vessels, the Caspian Yelena and the Caspian Maria are under charter through the end of the production season 2003, with two one-year options to extend those contracts through the 2005 work season. The Company's accommodations vessels, the Baskunchak and the Caspian Dinara are under charter through the end of the production season 2006, with an option to extend the charter through the end of the 2007 production season. The charter on the Company's multi-purpose supply and tug boat, the Caspian Eva, which was set to expire on October 31, 2003, has been extended through the end of the 2003 work season. The Company will seek to have this vessel re-chartered by the beginning of the 2004 work season. The Company is also operating a second multi-purpose survey vessel, the Coastal Bigfoot, which is owned by a Dutch shipping company. Pursuant to its agreement with the Dutch shipping company, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays the Dutch shipping company a fee for the vessel. The charter on the Coastal Bigfoot, which was also set to expire on October 31, 2003, has been extended through the end of the 2003 work season. This charter has a one-year option to extend the charter through October 31, 2004, at a modified rate. At this time, the Company does not know if the client will exercise its option to extend the charter through October 31, 2004.

         During the three months ended September 30, 2003, vessel direct operating expenses were $1,575 compared to $474 for the same period 2002. The increase in direct operating expenses during the three months ended September 30, 2003, compared to the same period 2002, is primarily due to the addition of the Caspian Dinara, the Caspian Eva and the Coastal Bigfoot to our fleet.

         Product sales are from the sale of bottled and non-bottled water from the Company's desalinization plant. Revenues from product sales for the three months ended September 30, 2003, increased by $34 to $227 over the same period in the prior year. Cost of product sold increased by $31 to $85 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating profit from product sales also increased by $3 from the third quarter 2002 to the third quarter 2003.

         Income from operations for the quarter ended September 30, 2003, increased $91 to $1,012 compared to $921 for the same quarter 2002. This increase was primarily the result of the increased vessel revenues.

         For the three months ended September 30, 2003, the Company realized a net income of $747 compared to net income of $642 during the same period 2002. This increase in net income is primarily due to the increase in vessel revenue attributable to the increase in the Company's vessel fleet.

         General and administrative expenses increased to $651 for three months ended September 30, 2003, up from $545 for the same period 2002. General and administrative expenses increased in 2003, due to increases in personnel costs, taxes, travel, professional fees, and other expenses related to the expansion of the Company's operations and vessel fleet.

         Depreciation expense increased to $276 during three months ended September 30, 2003, compared to $166 for the same period 2002.

         Interest expense increased to $214 during the three months ended September 30, 2003, compared to $131 for the comparable period 2002. The increase in interest expense is primarily due to the Company refinancing certain debt obligations in 2003 at a 16% rate, rather than the 11% rate during the same period of 2002. As a result of the refinance, the principal amount owed by the Company increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. Additionally, certain related party loans began accruing interest in 2003.

         During the three months ended September 30, 2003, Bautino Development Company realized a loss from operations of $24. The Company holds a 50% non-controlling interest in Bautino Development Company, which is accounted for by the equity method. The Company recorded a $12 loss to its investment in the Bautino project representing its 50% interest. The Company expects the Chagala Hotel to continue to operate at about breakeven until such time as Phase II, which will include an additional 48 rooms, is built and leased. The planned expansion of the hotel is scheduled to begin in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to fleet activity, vessel day rates and water sales. Variations from quarter-to-quarter in these items are primarily the result of market conditions.

         In prior years during the offseason, the Company has had to rely on loans from related parties to supplement cash flows to meet its operating expenses. Although the Company's fleet was winterized during the first quarter of 2003, the Company had sufficient funds to meet its operational expenses during the first quarter without relying on related party loans. During the second and third quarters of 2003, however, the Company has borrowed $501 from related parties, including officers and directors of the Company. These funds were used to acquire the Caspian Dinara, and other equipment. The Company has repaid $122 and offset $10 to related parties through September 30, 2003. The Company also borrowed $600 from BankCenterCredit through the existing credit line agreement. The new loan carries a 16% interest rate and is due in August 2004.

         The Company realized net income of $747 during the three months ended September 30, 2003 and net income of $738 for the first nine months of 2003. Based on contracts in place management believes that during the remainder of fiscal 2003, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

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

         During February 2003, the Company refinanced a note payable to BankCenterCredit in the amount of $3,334 plus accrued interest of $366 for a total amount of $3,700 due in August 2004. During August 2003, the Company's majority-owned subsidiary Bauta obtained a $45 short-term bank loan to purchase packaging equipment. As of September 30, 2003, the Company had consolidated notes payable to BankCenterCredit in the amount of $5,490. These notes have an interest rate of 16%, require monthly interest payments of $74 and scheduled principal payments through August 2004, culminating with a balloon payment of $4,150 due in August 2004. Because the notes are due in less than 12 months, the full $5,490 is classified as current portions of long-term debt.

         The Company has a $300 note payable at December 31, 2002 and September 30, 2003 to a company related through a Company officer and director. The note bears no interest or scheduled payments and is due on demand.

         The Company has a note payable to a shareholder. Beginning January 1, 2003, the note bears interest at 10% and is due on demand with a principal balance due of $520 and $400 at September 30, 2003 and December 31, 2002, respectively.

         Other shareholders have advanced the Company $381, for which the Company re-paid $122 and offset $10 against a receivable from a shareholder during the nine months ended September 30, 2003. The balance of $249 is due on demand. The Company is accruing interest at 10%.

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

                None.


         (B) Exhibits. The following exhibits are included as part of this report:

                Exhibit 31.1    Certification of Principal Executive Officer

                Exhibit 31.2    Certification of Principal Financial Officer

                Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      EMPS CORPORATION


November 13, 2003                                     /s/ Mirgali Kunayev
                                                      --------------------------
                                                      Mirgali Kunayev, Principal
                                                      Executive Officer



November 13, 2003                                     /s/ Laird Garrard
                                                      --------------------------
                                                      Laird Garrard, Principal
                                                      Financial Officer