Form 10KSB
period 2003-12-31
EMPS CORP
filed 2004-04-14
CIK 1093430

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933 For the fiscal year ended December 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

                         Commission File Number 0-33215

                                EMPS CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEVADA                                              87-0617371
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


   2319 Foothill Blvd. Suite 250, Salt Lake City, Utah              84109
  -----------------------------------------------------          -----------
        (Address of principal executive Offices)                  (Zip Code)

                    Issuer's telephone number: (801) 746-3700

    Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was: $10,534,000.

The aggregate market value of the issuer's voting stock held as of April 9, 2004, by non-affiliates of the issuer based on the average of the best bid and best ask prices on that date, was approximately: $25,968,775.

As of April 9, 2004, issuer had 30,000,000 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.........................................  3

ITEM 2.  DESCRIPTION OF PROPERTY......................................... 12

ITEM 3.  LEGAL PROCEEDINGS............................................... 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........... 13

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........ 13

ITEM 6.  PLAN OF OPERATIONS.............................................. 16

ITEM 7.  FINANCIAL STATEMENTS............................................ 27

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................. 28

ITEM 8A. CONTROLS AND PROCEDURES......................................... 28

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..... 28

ITEM 10. EXECUTIVE COMPENSATION.......................................... 31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.................................................. 32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 34

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................ 34

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................... 35

SIGNATURES............................................................... 36

                                     PART I

Item 1.  Description of Business

Company History and Business

         EMPS Corporation (the "Company" or "EMPS") was incorporated under the laws of the state of Nevada on July 14, 1998, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water.

         On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization whereby it acquired all of the issued and outstanding shares of Caspian Services Group Limited, ("Caspian") in exchange for 27,089,700 restricted common shares of the Company. Caspian became a wholly owned subsidiary of the Company and the Caspian shareholders assumed the controlling interest in EMPS. The shareholders of both companies approved the Agreement.

         Since the reorganization, the principal operation of the Company has been providing oilfield services to the oil and gas industry in the Kazakhstan sector of the Caspian Sea.

Recent developments

         In March 2004, the Company entered into non-binding letters of intent to acquire interests in two Kazakh companies engaged in providing geophysical data acquisition and interpretation services to oil and gas companies operating in Kazakhstan and the Kazakhstan sector of the Caspian Sea - TatArka LLP and Kazmorgeophizika CJSC.

         TatArka LLP ("TatArka") is a Kazakh limited liability partnership providing seismic data acquisition services on land to oil and gas exploration companies operating in the Republic of Kazakhstan. Kazmorgeophizika CJSC ("Kazmor") is a Kazakh corporation providing marine and transition zone seismic data acquisition and processing services to oil and gas exploration companies operating in the Caspian Sea.

         Pursuant to the terms of the letters of intent, the Company will acquire 100% of the outstanding partnership interests of TatArka in exchange for 200,000 shares of Company common stock and a 50% controlling interest in Kazmor in exchange for 1,000,000 shares of Company common stock. The Company is currently negotiating terms of definitive agreements and anticipates execution of definitive agreements for both acquisitions by no later than the end of April.

         The acquisitions of TatArka and Kazmor will enable the Company to provide a broader range of services to its existing clients and allow the Company to increase its potential client base by providing reservoir imaging, monitoring and interpretation seismic services to oil and gas exploration companies on land, across shallow-water transitions zones and at sea.

         In February 2004, the Company committed to the construction of its first state-of-the-art fast crew boat. Crew boats are a rapidly growing segment of the offshore marine services market, allowing oil and gas exploration companies to quickly shuttle personnel and supplies to their offshore installations. Crew boats typically maintain higher utilization rates and have lower maintenance costs compared to supply vessels. The Company's crew boat will be a 33-meter vessel capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The crew boat will also be equipped as an emergency response craft with a fire pump and monitor. The Company has committed $2.5 million for the construction and mobilization of its crew boat. The Company anticipates the vessel will be mobilized and ready to be put into service in September 2004.

         The Company's efforts to expand the services it can provide through the above discussed acquisitions were initiated with the intent of strengthening the Company's position as a provider of oilfield services to the oil and gas industry in Kazakhstan and the North Caspian Sea.

Information about Caspian Services Group Limited

         Caspian Services Group Limited was incorporated in the British Virgin Islands on December 22, 1999, and has been primarily engaged in providing services to the oil and gas industry in the Republic of Kazakhstan. Caspian carries out its primary business activities from its branch located in Aktau, Kazakhstan, and has been registered with the Ministry of Justice of the Republic of Kazakhstan since April of 2000.

         Offshore Marine Services Industry

         Caspian's customers employ Caspian's vessels to provide services supporting the exploration, construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies and personnel. Offshore Marine Service providers are employed by companies that engage in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. While the Caspian Sea is not currently considered one of the major markets for Offshore Marine Services, it is believed to have significant petroleum reserves.

         After Russia, Kazakhstan was the second largest oil-producing republic in the former Soviet Union at the time of its dissolution, with production of over half a million barrels per day (bbl/d) in 1991. According to the Energy Information Association of the United States Department of Energy, Kazakhstan has significant petroleum reserves, with proven reserves estimated at 5.4 billion barrels of oil. In addition, the Caspian region's possible hydrocarbon reserves, both onshore and offshore, dwarf its proven reserves, with estimated possible reserves--much of which is in the Kazakh sector of the Caspian Sea--of between 30 billion and 40 billion barrels. International oil consortium operators have estimated that the offshore Kashagan field alone may contain recoverable reserves of 7-9 billion barrels of oil.

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

         Caspian's Vessel Fleet

         Caspian currently owns a fleet of five specialized shallow draft vessels designed for use in the shallow waters of the North Caspian Sea. Caspian has one accommodation/work barge, the "Baskunchak." This vessel is used to provide accommodation and food services to personnel working on offshore production platforms, artificial islands, and rigs. The Baskunchak can house up to 64 client personnel and 17 crewmembers. The Baskunchak also has a heli-deck.

         Caspian owns a self-propelled accommodation vessel, the "Caspian Dinara." This vessel is used to transport and provide accommodation and food services to personnel engaged in offshore exploration and production. The Dinara can house up to 61 client personnel and 16 crewmembers.

         Caspian owns two shallow draft landing craft supply vessels, the "Caspian Maria" and the "Caspian Yelena." Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by their shallow draft, roll on-roll off cargo handling capabilities, particularly their large capacity, approximately 1,000 tons and versatility. These vessels are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions.

         Caspian owns one shallow draft multi-purpose supply and tugboat, the "Caspian Eva." The Caspian Eva is suitable for a variety of applications including towing/pushing operations, supply and survey work.

         Caspian operates a multi-purpose survey vessel, the "Coastal Bigfoot," which is owned by Rederij Waterweg, a Dutch shipping company. Pursuant to its agreement with Rederij Waterweg, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays Rederij Waterweg a day rate for the vessel.

         Caspian's fleet is time chartered to customers who charter the vessels and hire Caspian to provide all necessary staffing and support for safe and efficient operation. Vessel operating expenses are typically Caspian's responsibility except that the customer generally provides water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, Caspian is paid a daily rate of hire. Caspian also provides additional support services for the Baskunchak and the Dinara. These services include:

         o Accommodation and food services for the customer's personnel housed on the vessel;
         o        Laundry and related services to the customer's personnel; and
         o        Heli-deck operations on the Baskunchak.

         Caspian intends to expand its marine fleet to include crew boats and additional supply, work and survey vessels and barges. As part of its strategic plan, Caspian plans to develop a marine base in the Port of Bautino. Caspian plans to develop an emergency response service that would react to offshore oil spills and other emergencies on the Caspian Sea. There are no assurances, however, that there will be sufficient demand in the market to justify expanding Caspian's fleet or the services it can offer. Similarly, even if there is sufficient demand, there is no guarantee that Caspian or the Company would have sufficient funds or be able to obtain sufficient funding to finance such expansion.

         Customers, Contract Terms and Competition

         Caspian's customers are oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Currently a number of Caspian's vessels are chartered to Agip Kazakhstan North Caspian Operating Company N.V., ("Agip KCO") and its subcontractors for use in oil and gas exploration. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies - ConocoPhillips, Eni, ExxonMobil, Inpex, Shell, TotalFinaElf and BG, although BG has announced its intentions to withdraw from the project and have the other participants purchase its interest.

         The Baskunchak and the Dinara are chartered to a Dutch multinational dredging company contracted to construct artificial islands in support of Agip KCO's oilfield development activities. The contract term is through the end of the work season 2006 with options to extend the charters through the 2007 work season. At this time, Caspian is negotiating charters for the Maria and the Yelena, both of which are currently in dry-dock. The Company hopes to have both vessels under charter and in service before the end of the second quarter of 2004. The Eva and the Coastal Bigfoot are currently being used by Agip KCO under contract extensions that expire the end of June 2004. The Company is negotiating charters for those vessels through the end of the 2004 work season that hopes to have in place before the current extensions expire. The Company uses industry standard time charters. The charters are not cancelable except for unsatisfactory performance of the vessel. Substantially all of Caspian's charters are fixed in U.S. dollars. Caspian attempts to reduce currency risk by matching each vessel's contract revenue to the currency matching its operating expenses.

         In addition to having most of its vessels chartered to Agip KCO or its subcontractors, Agip KCO is also the largest purchaser of water from Caspian's 56% owned subsidiary, CJSC Bauta and Agip KCO is currently leasing all of the rooms at the Chagala Hotel owned by Caspian's 50% subsidiary Bautino Development Company. The loss of Agip KCO as a client would severely and adversely impact the Company's financial condition and results of operations.

         Caspian's competition includes varying local companies to large worldwide corporations. Competition is intense. Caspian currently has no known local Kazakh competition, but does have to compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Offsetting its small size relative to some of its competition, Caspian believes it may have an advantage over some larger companies because it has extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies.

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

         The terrorist attacks on the United States on September 11, 2001, the war and ongoing events in Iraq, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the insurance markets and have significantly increased the political, economic and social instability in the geographic area in which Caspian operates. It is possible that further acts of terrorism against the United States domestically or abroad could be directed against properties and personnel of U.S.-owned companies such as Caspian. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused premiums charged for insurance coverage to increase, some dramatically. After the events of September 11, 2001, occurred, insurance underwriters imposed higher premiums for all types of insurance, including war risk coverage, on vessels. To date, Caspian has not experienced any property loss as a result of political, economic or social instability or terrorism.

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

         Any of these factors could materially adversely affect Caspian's operations and consequently its business, operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on Caspian's financial condition or future results of operations.

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

         The current regime of penalties and interest related to reported and discovered violations of Kazakhstan's laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts at issue for currency law violations, as well as fines of generally 100% of the taxes unpaid. Interest is assessable at rates of generally 0.3% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.

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

         Caspian Subsidiaries

         Caspian is a partner in two joint ventures located in the Port of Bautino on the Caspian Sea. The Port of Bautino is the northernmost bay in the Caspian Sea that does not freeze during the winter months, and a primary marine base for oil and gas companies conducting exploration and drilling operations in the Kazakh sector of the North Caspian Sea.

                  CJSC Bauta

         Caspian is a joint venture partner, through its subsidiary CJSC Bauta, ("Bauta") in a water desalinization plant that purifies and markets drinking water in bulk and in bottles. The Bauta facility produced approximately 59,211 metric tons of water in 2003, which is approximately 30% of its production capacity. Approximately 96% of water produced by Bauta was sold in bulk. Fifty-seven percent of bulk water sales were to Agip KCO. Bauta also provides bulk water to the local community at cost under its infrastructure agreement and provides water to oilfield camps in the region. Bauta also bottles and sells water in five liter, one-and-a-half liter and one liter bottles. Bauta is currently producing approximately 10,000 five liter bottles, 3,000 one-and-a-half liter and 1,000 one liter bottles per week. The bottled water is primarily sold to the surrounding oil field camps and in retail locations in Aktau. Bauta also provides the fresh water for the hotel owned by Caspian's other joint venture company.

         To meet increased demand for water from Agip KCO, Bauta is constructing a second water storage tank. The new tank will have a capacity of 2,000 cubic meters. Agip KCO has agreed to advance most of the cost of construction to Bauta, for which, Bauta will repay Agip KCO through the sale of water to Agip KCO at reduced rates.

         Bauta was incorporated on February 27, 1998. Caspian owns a 56% interest in Bauta.

                  Bautino Development Company LLP

         Caspian is also a joint venture partner with the Chagala Hotel Group, in a development company, Bautino Development Company LLP, ("Bautino"). Bautino has constructed and is operating the 48-room seaside Chagala Hotel. The entire hotel is currently leased to Agip KCO under a three-year lease agreement that expires in March 2006. The lease agreement may be terminated by Agip KCO at any time upon six months written notice.

         Construction of Phase II of the Chagala Hotel has commenced. Phase II is expected to double the capacity of the hotel from 48 to 96 rooms. The Company has committed to loan Bautino for the construction of Phase II. Construction of Phase II is expected to be complete by September 2004.

         Bautino was established under the laws of Kazakhstan on June 22, 2000. Caspian acquired its 50% interest in Bautino in April 2001.

                  EMPS Research Corporation

         On January 30, 2001, the Company incorporated EMPS Research Corporation ("Research") under the laws of the state of Utah, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water.

         With the change in its primary business focus to provide oilfield services, management of the Company and Research determined it to be in the best interest of both entities for the Company to spin-off the Research shares it owned to the Company's shareholders. Accordingly, on May 22, 2003, the Company's board of directors recommended undertaking a spin-off distribution to Company shareholders of the 3,000,000 common shares of Research it held. The spin-off distribution was made in conformity with and in reliance upon Staff Legal Bulletin 4 issued by the Securities and Exchange Commission on September 16, 1997.

         On May 23, 2003, the Company's majority shareholders approved the spin-off distribution. The spin-off distribution was completed on August 6, 2003, with the Company distributing the 3,000,000 shares of Research common stock it held to the Company's shareholders pro-rata on a one share for ten basis. The Company's shareholders paid no consideration for the Research common shares they received.

Employees

         The Company and its subsidiaries currently employ a total of approximately 200 full time employees. Caspian and its subsidiaries hire their employees under local labor contracts complying with the governing law of the Republic of Kazakhstan. Typically, these employment contracts are renewable for one-year terms. Caspian believes it has satisfactory relations with its employees. To date, neither the operations of Caspian, nor its subsidiaries, have been interrupted by strikes or work stoppages.

Research and Development

         The research and development activities of the Company that were undertaken during the year were undertaken by EMPS Research Corporation, which is no longer a subsidiary of the Company.

Reports to Security Holders

         The Company's internet website can be found at www.empscorp.com. The Company makes available, free of charge, through its website its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports of Form 8-K and any amendments to those reports as soon as reasonably practicable after such information is filed with the Securities and Exchange Commission ("SEC"). The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this report.

         Additionally, the public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company that may be viewed at http://www.sec.gov.

Item 2.  Description of Property

         Property & Facilities

         The Company maintains offices in Salt Lake City, Utah, and in Almaty and Aktau, Kazakhstan. The Company's executive offices are located at 2319 Foothill Boulevard, Suite 250, Salt Lake City, Utah 84109. The Company's lease on this space expires December 31, 2005. The Company's offices in Almaty and Aktau, Kazakhstan are leased on a month-to-month basis. The Company pays approximately $11,550 per month for these offices.

         The Company also leases three apartments in Aktau and one in Almaty. All of the apartments are leased on a month-to-month basis. The Company pays $2,005 per month for these four apartments.

         The Company, through Bauta, owns the water desalinization plant. The Bauta facility, located in Bautino, Kazakhstan consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, a bulk storage tank, production lines, packaging equipment and warehouse space.

Item 3.  Legal Proceedings.

         To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates is or would be a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol EPSC. As of April 9, 2004, the Company had approximately 76 shareholders holding 30,000,000 common shares. Of the issued and outstanding common stock, approximately 4,350,300 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published bid and ask quotations from January 1, 2002 through December 31, 2003, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                              Bid                   Ask
                                         High     Low          High     Low
                                         ----     ---          ----     ---
2003
----
Jan. 1 thru Mar. 31                     $3.50    $0.30        $4.00    $0.60
Apr. 1 thru June 30                      5.00     2.25         5.50     3.25
July 1 thru Sep. 30                      2.25     0.15         5.00     3.10
Oct. 1 thru Dec. 31                      3.00     1.25         4.00     3.00

2002
----
Jan. 1 thru Mar. 31                     $1.50    $0.40        $2.00    $1.00
Apr. 1 thru June 30                      0.67     0.55         1.25     1.25
July 1 thru Sep. 30                      1.70     0.67         2.00     1.25
Oct. 1 thru Dec. 31                      1.30     0.25         2.00     1.00

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

Recent Sales of Unregistered Securities.

         The Company sold no securities during the quarter ended December 31, 2003.

Description of Common Stock.

         The Company's authorized capital stock consists of 150,000,000 shares of common stock with a $0.001 par value. As of the date of this annual report, the Company has 30,000,000 shares of common stock outstanding, all of which is validly issued, fully paid and nonassessable.

         Holders of the Company's common stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. Any such dividends may be paid in cash, property or shares of the Company's common stock. All dividends are subject to the discretion of the Board of Directors, and will depend upon, among other things, the Company's operating and financial conditions, its capital requirements and its general business conditions. Therefore, there can be no assurance that any additional dividends on the Company's common stock will be paid in the future.

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

Description of Stock Options.

------------------------------------------------------------------------------------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))
                                   (a)                      (b)                           (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   -0-                      -0-                        1,000,000
------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                   -0-                      -0-                           -0-
------------------------------------------------------------------------------------------------------------------
Total                              -0-                      -0-                        1,000,000
------------------------------------------------------------------------------------------------------------------

         The Board of Directors adopted and the Company's shareholders approved the EMPS Corporation 2002 Stock Option Plan (the "Plan") allowing it to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The Company has not granted any options pursuant to the Plan as of the date of this report. The total number of shares reserved and available for distribution under the Plan is 1,000,000. These shares would underlie options and other awards issued by the Company pursuant to the Plan. Option holders will not be protected against dilution if the Company issues additional shares in the future. Neither the options, nor the shares underlying the option have preemptive rights.

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

         5. The exercise price per share purchasable under a stock option shall be determined by the Committee at the time of grant and may not be less than 100% of Fair Market Value of the shares, provided however, that the exercise price of an Incentive Stock Option granted to a 10% Stockholder shall not be less than 110% of the Fair Market Value of the shares.

         6. There is no minimum number of shares that must be purchased upon exercise of the option.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

         All dollar amounts stated in this Item 6 are presented in thousands, unless stated otherwise.

2003 Summary

         The Company enjoyed strong growth in its Vessel Operations segment with revenues doubling in 2003 to $10,000 as a result of the introduction of three new vessels in 2003, the three new vessels, the "Caspian Eva" a powerful shallow draft tug boat, the "Caspian Dinara" a self propelled accommodation vessel and the "Coastal Bigfoot" a survey vessel operated in association with a third party owner. The Company's vessels were 100% utilized during the 2003 work season. All vessels operated with zero maintenance down-time.

         Phase I of the Company's joint venture seaside hotel was completed in 2003. The hotel has enjoyed 100% occupancy since August, with Agip KCO committing to all 48 rooms for a 3 year term. Phase II construction commenced in

February and is scheduled for completion by September 2004. At this time construction appears to be on schedule. The Company anticipates Phase II, also 48 rooms, will enjoy similar occupancy rates.

         The Company's water desalinization plant underperformed in 2003. Although sales were significantly higher than in 2002, expenses likewise increased significantly, mainly due to increased transportation costs.

         Looking forward to 2004, the Company plans to expand the fleet further with the introduction of a new fast crew boat that is currently under construction and scheduled for delivery in September. Continued emphasis will be placed on developing oilfield infrastructure projects in and around the Kazakhstan port of Bautino. The Company, through the proposed acquisition of two Kazakh companies, intends to be able to offer both onshore and offshore seismic survey services to oil and gas companies.

         In 2003, the Company operated three business segments: Vessel Operations, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
--------------------------------------------------------------------------------
                                       2003              2002         % Change

VESSEL OPERATIONS
Operating Revenue                     $9,701            $4,969            95%
Pretax Segment Income(1)              $1,961            $  927           112%

WATER DESALINIZATION
Operating Revenue                     $  833            $  566            47%
Pretax Segment loss(1)                $ (327)           $ (175)           87%

CORPORATE ADMINISTRATION
Operating Revenue                     $   -0-           $   -0-           -0-%
Pretax Segment loss(1)                $ (370)           $ (106)          249%

Vessel Operations

         The Vessel Operations of the Company are directly related to the level of oil exploration in the Kazakh sector of the Caspian Sea. If world demand for oil or oil prices drop, exploration in this region may become economically unfeasible. Should the amount of exploration in this region decline, we would expect demand for our vessels to decline.

         World oil demand surged in 2003 due to strong economic growth in North America and China. The increase in demand from these areas accounted for almost two thirds of overall world oil demand growth. The rise in world oil production more than matched demand growth. Non-OPEC oil production accounted for one third of the increase, due to expanding production in the states of the former Soviet Union ("CIS"). OPEC output increased despite supply disruptions in Venezuela and
----------------------------
(1) Pretax segment income represents income before taxes and minority interest.

Nigeria and the loss of Iraqi production during and after the war. Oil prices remained high throughout the year, with an average Western Texas Intermediate
(WTI) oil price almost 20% higher than 2002.

         In 2004, the rate of global oil demand growth is expected to be similar to 2003, with oil demand projected to grow strongly in developing countries and diminish in countries belonging to the Organization for Economic Co-operation and Development ("OECD"). Non-OPEC oil production is forecast to grow at roughly similar levels to 2003 although there is more uncertainty over the level of supply in the CIS and the US. OPEC production is likely to be adjusted to maintain the price of the OPEC basket of crude in the stated target price range of $22 to $28 per barrel.

         2003 Vessel Revenue

         Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit the Company may realize because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew and payroll, repair and maintenance, insurance, fuel, lube oil and supply costs. Fleet size and utilization are the major factors that affect crew and payroll costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled dry-dockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel dry-dockings are done during the off season to minimize any impact on vessel operations.

         Vessel utilization is determined primarily by demand created by the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels and to a lesser extent by dry-docking requirements. Vessel day rates are influenced by demand for vessels at the time the charter is negotiated. Suitability of equipment and the degree of service provided also influence vessel day rates.

         Revenue of $9,701 increased 95% in 2003 versus 2002 and pretax operating income of $1,961 increased by 112% as compared to 2002. These increases were primarily the result of the increase in the size of the Company's vessel fleet. During 2002, the Company had one accommodation vessel and two supply vessels. By comparison, the Company increased to two accommodation vessels, two supply vessels and one multi-purpose supply and tug boat and one multi-purpose survey vessel under charter for all or part of the twelve months ended December 31, 2003. Vessel revenues are affected by utilization and day rates. While utilization increased, by virtue of the Company having more vessels in its fleet, average day rates remained flat from 2002 to 2003. The Company is currently negotiating charter terms for its two supply vessels. Similarly, the Company's multi-purpose supply and tugboat and its multi-purpose survey vessel are currently operating under contract extensions that expire June 30, 2004. The Company is also negotiating longer-term charters on these vessels. While the Company is confident all of its vessels will be chartered for all or most of the 2004 work season, the Company has received no firm commitments from any parties. Based on negotiations, assuming the Company is able to charter all of its vessels for the 2004 work season, the Company does not expect average day rates to change significantly in 2004. If the Company is unable to charter some or all of its currently unchartered vessels during the 2004 work season, vessel revenues will be adversely affected.

         The Company has been delayed in negotiating longer-term charters on some of its vessels due to continuing negotiations between the Kazakhstan government and Company clients in connection with their oil and gas exploration activities. With the recent conclusion of those negotiations and the release by the government of other offshore blocks for exploration, the Company expects the scope of exploration and development work in the region to greatly increase in 2005. The Company anticipates this increase in work will enhance the Company's ability to negotiate favorable vessel charters.

         Vessel operating costs of $5,119 increased 142% in 2003 versus 2002, outpacing the increase in vessel revenue by nearly 50%. The significant increase in vessel operating costs is attributable to various factors. The vessels introduced into the fleet in 2003 were more competitively priced than in 2002 to ensure that all vessels in the fleet were fully utilized. Almost 30% of vessel operating costs in 2003, were attributable to the Coastal Bigfoot. While the cost of operating the Coastal Bigfoot is higher to the Company than the cost of operating its own vessels, the Company has been willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels which will allow the Company to meet future demand for vessels without incurring the significant expense of purchasing additional vessels. Also, the Company anticipates that as it successfully charters Rederij Waterweg vessels, it will be able negotiate lower day rates with Rederij Waterweg. For 2004, the Company has negotiated an 11% decrease in the rate per day it will pay for the Coastal Bigfoot.

         2002 Vessel Revenue

         Revenue of $4,969 increased 55% in 2002 versus 2001 and pretax operating income of $927 increased by 127% as compared to 2001. These increases were primarily the result of increases in the size of the Company's fleet. The Baskunchak, the Company's accommodation barge was in service during the full year ended December 31, 2001. The Caspian Yelena, however, was not placed into service until September 19, 2001, and the Caspian Maria was not placed into service until May 2002. Vessel revenues are affected by utilization and day rates. While utilization increased, by virtue of the Company having more vessels in its fleet, average day rates remained flat from 2002 to 2001.

         Vessel operating costs of $2,116 increased 42% in 2002 as compared to 2001. The increase in vessel operating costs during the twelve months ended December 31, 2002, compared to the same period 2001, was primarily to the addition of the Caspian Yelena and Caspian Maria to the Company's fleet.

Water Desalinization

         Product sales are from the sale of bottled and bulk water from the Company's desalinization plant. The Company sells bottled water primarily to oilfield camps in the Bautino area and through retail establishments in Aktau. The Company primarily provides non-bottled water to the Bautino community, to the local Agip KCO base, other oilfield camps in the region and to the Chagala Hotel.

         2003 Water Desalinization Revenue

         Revenue from product sales in 2003 was $833, a 47% increase over 2002 sales. Increases in revenue were primarily the result of increased demand for bulk water by Agip KCO and other local companies. While revenue increased, the Company incurred a pretax operating loss of $327, an 87% increase over 2002. A significant contributing factor to the increase in loss is transportation costs. In the past, Bauta has delivered water purchased without charging the purchaser. As demand for water outside the town of Bautino has increased, the corresponding cost of transportation has significantly increased. Therefore, with the exception of local deliveries, subsequent to year end, Bauta now charges customers for the cost of transportation.

         Cost of product sold increased by $92 or 28% in the year ended December 31, 2003, compared to the same period ended December 31, 2002. This increase was primarily due to increases in labor and material costs resulting from the increased production.

         2002 Water Desalinization Revenue

         Revenue from product sales in 2002 was $566, an 88% increase over 2001 sales. Similarly, the Company realized a pretax operating loss of $175 a decrease of 32% compared to 2001. The increase in revenue and decrease in pretax operating loss were primarily the result of increased demand for water and increased water production.

         Cost of product sold increased by $124 or 95% in the year ended December 31, 2002, compared to the same period ended December 31, 2001. This increase was primarily due to the introduction of the bottling plant at the end of 2001, which significantly increased the personnel and material costs of the plant. Prior to the introduction of the bottling plant, the Company sold water only in bulk.

Corporate Administration

         The Corporate Administration segment of the Company's business refers primarily to the administration of Company affairs in the United States. This segment generates no revenue for the Company. In the year ended December 31, 2003, Corporate Administration generated expenses of $370, a 249% increase over the expenses generated in 2002. The increased operating cost was partially the result of increased administration arising primarily from increases in staffing, professional fees, such as accounting and legal fees, and travel expenses in 2003 compared to 2002. The increase is also attributable to the fact that the Company did not operate its Corporate Administration as a segment prior to July 2002, when Caspian Services Group Limited completed its reverse merger acquisition of EMPS Corporation. Corporate Administration generated expenses of $106 in 2002, with no such expenses in the corresponding period of 2001, as outlined above.

Consolidated Results

         Income Taxes

         The provision for income tax in 2003 was $1,599, a 255% increase over 2002. This significant increase is the result of a number of factors, some of which the Company does not anticipate to occur in future years. Included in the 2003 tax expense is approximately $339 of additional assessment for 2002 as a result of previously deducted items being reassessed as non-deductible subsequent to year end 2003 during an audit by a local independent statutory audit firm. In connection with the additional assessment, the Company was also assessed $22 in late payment penalties.

         While the effective corporate income tax rate for branch offices in Kazakhstan in 40%, in 2003, the taxing authority reduced or disallowed deductions for certain key expenses such as: $436 in offshore salaries; $563 in interest on loans, $291 in crew feeding and miscellaneous travel costs and $370 in general and administrative costs resulting from expenses incurred outside of Kazakhstan, significantly increasing the effective tax rate incurred by the Company in 2003. While certain expenses such as interest on loans and business expenses incurred in the Company's Corporate Administration segment will not be deductible in the future, the Company believes it can reduce its tax burden through more effective tax planning. The Company has already implemented certain changes to try and reduce its income tax burden in future years.

         The Company believes with the changes it intends and has already implemented, it will be able to reduce its future income tax burden to a level more consistent with the 40% effective corporate income tax rate for branch offices.

         General and Administrative Expense

         General and administrative expenses increased by $985 or 95% to $2,021 for the year ended 2003 compared to the same period 2002. The primary contributing factor to the increase in general and administrative expenses in 2003 was increased personnel and related costs. The increase in the Company's fleet during the year necessitated Caspian hiring additional senior fleet personnel to oversee the operations of the new vessels. Moreover, in 2002, a number of the Company's senior fleet personnel were in Kazakhstan on temporary assignment. During 2003 many of these individuals were permanently assigned to Kazakhstan and became residents for tax purposes significantly increasing the Company's payroll tax burden. With the increase in operations, the Company also hired additional accounting and administrative staff in its Almaty and Aktau offices. Otherwise, the Company believes that increases in non-personnel related general and administrative costs in 2003 where consistent with the increase in the Company's revenue.

         In 2002, general and administrative expenses increased $103 or 11% for twelve months ended December 31, 2002, up from $933 for the same period 2001. General and administrative expenses increased in 2002, due to increases in taxes, personnel costs, travel, professional fees, and other expenses related to the expansion of the Company's operations.

         Interest Expense

         Interest expense increased $197 to $979 during the twelve months ended December 31, 2003, compared to the same period 2002. The increase in interest expense was primarily due to the Company refinancing certain debt obligations in 2003 with an interest rate increase from 11% to 16%. As a result of the refinance, the principal amount owed by the Company increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. Of this amount, $1,286 was outstanding for only four months during the year ending December 31, 2002 but for the full year ending December 31, 2003. Additionally, certain related party loans began accruing interest in 2003.

         In 2002, interest expense increased $348 to $782 during the twelve months ended December 31, 2002, compared to the comparable period 2001. The increase was primarily the result of increases in average debt balances as a result of the Company acquiring additional vessels and equipment.

         Net Income

(Stated in thousands except earnings per share)

                           Income (loss) from
                           continuing operations     Earnings (loss) per share
                           ---------------------     -------------------------
         2003                      $ (192)                    $(0.01)
         2002                      $  248                     $ 0.01

         In 2003, Vessel Operations segment pre-tax net income increased $1,334 or 112% to $1,961 as revenues increased 95%, in comparison to the same period 2002, reflecting the increase in our vessel fleet from three vessels in 2002 to six vessels in 2003. In 2003, Water Desalinization segment net loss increased $62 or 51% to $184 as revenues increased 47% compared to 2002, as a result of significantly increased transportation costs. Corporate Administration segment net loss increased $264 or 149% to $370 compared to 2002, which primarily reflects increases in salary, accounting and legal fees and travel expenses.

         In 2002, Vessel Operations segment pre-tax net income increased $519 or 127% to $927 as revenues increased 55%, in comparison to the same period 2001. These increases were primarily the result of the Company having more vessels in operation in 2002 than in 2001. In 2002, Water Desalinization segment net loss decreased $136 or 53% to $122 as revenues increased 88% compared to 2001. The decrease in net loss in 2002 is primarily the result of increased revenue, as prices charged for water remained relatively unchanged. Corporate Administration segment net loss of $106 in 2002 increased from $0 in 2001. The Company undertook operations in the Corporate Administration segment as a result of the reverse merger acquisition of EMPS Corporation by Caspian Services Group Limited in July 2002. Prior to 2002, the Company had no operations in the Corporate Administration Segment

Cash Flow

         Typically, the Company realizes minimal cash flow from vessel operations during its first fiscal quarter. Due to weather conditions in the North Caspian Sea where the Company's vessels operate, exploration and production activities do not begin until late March or early April. The work season for the Company's vessels typically extends into late October or early November, again depending upon weather conditions. Therefore, the Company realizes significant revenues from vessel operations during its second and third quarters, with decreasing revenues in the fourth quarter.

         In 2003, cash provided by operations was $1,746 as depreciation and amortization and prepaid expenses and other current assets were only partially offset by net loss, increases in minority interest, accounts payable and accrued expenses and income taxes payable and decreases in trade accounts receivable due to higher revenue. Cash used in investing activities was $1,259 and included issuance of related party notes receivables of $919, repayment received on related party notes receivable of $500, payment of deferred dry-docking costs of $242 and the purchase of vessels and equipment of $598. Cash used in financing activities was $220 with principal payments on notes payable of $998 and principal payments on debt to related parties of $382 offset by proceeds from the issuance of debt of $645 and proceeds from issuance of debt to related parties of $534.

Summary of Material Contractual Commitments

(Stated in thousands)
-----------------------------------------------------------------------------------------------------
                                                                   Payment Period
                                                -----------------------------------------------------
Contractual Commitments                          Less than                                   After
                                      Total         1 year   2-3 years      4-5 years      5 years
Long-Term Debt(2)                     $5,200        $5,200      $  -          $  -           $  -
Notes Payable - Related Parties(3)       842           842         -             -              -
Operating Leases                          83            72        11             -              -
Hotel Development Loan                 1,100         1,100         -             -              -
Vessel Purchases                       1,800         1,800         -             -              -
Bauta Water Storage(4)                   170           170         -             -              -

-----------------------------

(2) The Company is currently seeking to refinance this obligation. There can be no assurance, however, that the Company will be able to so, or that it will be able to negotiate interest rates and repayment terms that are acceptable.
(3) The Company is currently seeking to extend the repayment terms of these notes. There can be no assurance that the Company will be successful in negotiating extended repayment terms.
(4) The Company is building a second water storage tank at its desalinization plant to accommodate increased demand for water. Agip KCO has agreed to advance the Company $140 for the construction of the storage tank. The Company has agreed to repay the advance through the sell of water to Agip KCO at reduced rates.

Financing

         During February 2002, Caspian entered into a note payable agreement with a bank to refinance $3,333. The proceeds were used to restructure related party notes payable collateralized by the Maria and Yelena. During February 2003, Caspian refinanced the note payable in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 and extended the due date to August 2004. On September 2, 2003 the Company borrowed $600 through the existing credit line agreement, $100 of which was used for operations, and $500 of which was advanced to BMB Holding, Inc., a related party, for a short-term note receivable. The Company and the bank have payment terms for these notes with an interest rate of 16 percent and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,150 due on August 15, 2004.

         During August 2003, Bauta obtained a short-term $45 bank loan to purchase packaging equipment. The loan carried a 21% annual interest rate and was paid in full during November 2003.

         During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286. Interest accrued at 16% per annum and quarterly payments of $322 began in March 2003. This note was involved in the restructuring completed in 2003.

         The Company has borrowed money from shareholders or from companies beneficially owned by shareholders for working capital. At December 31, 2003, all of the loans were due on demand, with interest as 10% per annum.

         During 2003, shareholders and employees advanced the Company $97, for which the Company repaid $87 and offset $10 against a receivable from a shareholder.

         Prior to 2003, the Company borrowed amounts from a shareholder and from certain companies related through common management for the purchase of equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in 2002 advances. Because the debt holders were related parties, the amount was recorded as additional paid-in capital with no additional shares issued.

         Notes payable to related parties consisted of the following at December 31, 2003:

(Stated in thousands)                                                 2003
--------------------------------------------------------------------------------

Note payable to a company related through common management
  bearing interest at 0%; no set payments required; due on
  demand; unsecured. $1,428 of these debts were forgiven in
  December 2002                                                        $250

Notes payable to a stockholder bearing interest at 0% until
  January 1, 2003, at which time the notes bear interest at
  10%; no set payments required; due upon demand; unsecured;
  during 2002, $100 was borrowed from this shareholder, and
  in December 2002 $74 was forgiven                                    $592
--------------------------------------------------------------------------------

Total Notes Payable to Related Parties                                 $842
--------------------------------------------------------------------------------

         Subsequent to year-end 2003, in April 2004, the Company borrowed $2,435 under terms of a note payable agreement with certain shareholders of the Company. The proceeds will be used to pay tax liabilities and to purchase the crew boat. The note bears interest at 9% and is due October 2004.

Business Divestures

         During 2003, the Company divested itself of its 91% owned subsidiary EMPS Research Corporation through a spin-off distribution to the Company's shareholders. As the net liabilities of EMPS Research were greater than the net assets, the spin-off was accounted for as the assumption of net liabilities and a $6 capital contribution by the Company's shareholders.

New Accounting Standards

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. There was no impact on the Company's financial position or results of operations as a result of adopting SFAS No. 150.

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

         On an on-going basis, we evaluate the Company estimates, including those related to inventory, estimated useful lives and recoverability of long-lived assets, income tax provision and deferred taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the critical accounting policies described below affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

         The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company assesses the useful lives of vessels and significant equipment and property upon acquisition and base that assessment upon its own experience and the valuation of experts may engage for that purpose. Maritime regulations require dry-docking every five years with significant costs associated. Cost-effectiveness of repeated dry-docking is a significant factor in the determination of the useful life of any individual vessel.

         The Company assesses the impairment of long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

         o Significant underperformance relative to expected historical or projected future operating results;

         o Significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;

         o        Significant negative industry or economic trends;

         When the Company determines that the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition.

         EMPS had deferred tax assets of $966 at December 31, 2003, which included $519 net operating loss and $477 in differences between tax and book basis of receivables and property, for which there is a valuation allowance. In assessing the need for valuation allowances, the Company considers the probable likelihood of future taxable income and available tax planning strategies.

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

Forward Looking Statements

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


Item 7.  Financial Statements

EMPS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                        Page

Report of Independent Certified Public Accountants                       F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets - December 31, 2003 and 2002        F-3

         Consolidated Statements of Operations for the years ended
           December 31, 2003 and 2002                                    F-4

         Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 2002 and 2003                F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2003 and 2002                                    F-6

Notes to Consolidated Financial Statements                               F-7

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS
   5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Shareholders EMPS Corporation and
Subsidiaries:


We have audited the consolidated balance sheets of EMPS Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMPS Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 27, 2004

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

December 31,                                                                            2003            2002
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                             $       401     $       132
Trade accounts receivable, net of allowance of $6 and $18 respectively                 1,735           1,242
Advances to related parties                                                               48              85
Inventories                                                                               51              74
Prepaid expenses and other current assets                                                322             247
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   2,557           1,780
-------------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                                   8,965           9,061
Drydocking costs, net                                                                    313              93
Investments                                                                              124              96
Notes receivable from related parties                                                    407               -
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $    12,366     $    11,030
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                            $     1,816     $     1,405
Income tax payable                                                                     1,338             357
Deferred revenue                                                                          12              11
Advances from related parties                                                              -              30
Notes payable - related parties                                                          842             700
Current portion of long-term debt                                                      5,200           4,865
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              9,208           7,368
-------------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                                    -             322
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      1,962           1,953
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  30,000,000 shares issued and outstanding                                                30              30
Additional paid-in capital                                                             1,456           1,450
Accumulated other comprehensive loss                                                      (7)             (2)
Accumulated deficit                                                                     (283)            (91)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             1,196           1,387
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $    12,366     $    11,030
=============================================================================================================


           The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-3

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

For the years ended December 31,                                         2003         2002
-------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                                    $    9,701   $    4,969
Product sales                                                             833          566
-------------------------------------------------------------------------------------------
Total Revenues                                                         10,534        5,535
-------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                                  5,119        2,116
Cost of product sold                                                      418          326
Depreciation and amortization                                             789          585
General and administrative                                              2,021        1,036
-------------------------------------------------------------------------------------------
Total Operating Expenses                                                8,347        4,063
-------------------------------------------------------------------------------------------
Income from Operations                                                  2,187        1,472
-------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                         (979)        (782)
Foreign currency exchange loss                                             (9)         (69)
Income from equity method investee                                         28            -
Grant revenue                                                               2          116
Grant expense                                                              (2)        (116)
Other income                                                               37           25
-------------------------------------------------------------------------------------------
Net Other Income (Expense)                                               (923)        (826)
-------------------------------------------------------------------------------------------

Net Income Before Income Tax and
 Minority Interest                                                      1,264          646
Provision for income tax                                               (1,599)        (451)
Minority interest                                                         143           53
-------------------------------------------------------------------------------------------
Net Income (Loss)                                                  $     (192)  $      248
===========================================================================================

Net Income Per Common Share                                        $    (0.01)  $     0.01
===========================================================================================

Weighted Average Common Shares Outstanding                         30,000,000   29,094,573
===========================================================================================



 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-4

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)


                                             Common Shares     Additional         Other                             Total
                                        ---------------------   Paid-in       Comprehensive     Accumulated      Shareholders'
                                           Shares     Amount    Capital        Income (Loss)      Deficit           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               27,089,700   $   27    $    (27)          $  (32)        $   (750)      $       (782)
                                                                                                                -------------
Net income for the year ended
  December 31, 2002                               -        -           -                -              248                248
Curency translation adjustment                    -        -           -               30                -                 30
                                                                                                                -------------
Comprehensive Income                              -        -           -                -                -       $        278
                                                                                                                -------------
Acqusition of EMPS Corporation
  July 30, 2002                           2,910,300        3         (26)               -                -                (23)
Conversion of related party debt
  to equity - no shares issued                    -        -       1,503                -                -              1,503
Recapture of minority interest
  losses                                          -        -           -                -              411                411
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002               30,000,000       30       1,450               (2)             (91)      $      1,387
                                                                                                                -------------
Net loss for the year ended
  December 31, 2003                               -        -           -                -             (192)              (192)
Curency translation adjustment                    -        -           -               (5)               -                 (5)
                                                                                                                -------------
Comprehensive Income                              -        -           -                -                -       $       (197)
                                                                                                                -------------
Capital contribution from the spin
  off of EMPS Research                            -        -           6                -                -                  6
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003               30,000,000   $   30    $  1,456           $   (7)        $   (283)      $      1,196
==============================================================================================================================


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-5

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the years ended December 31,                                                     2003           2002
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                               $    (192)     $     248
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
  Minority interest                                                                  (143)           (53)
  Net income in equity method investee                                                (28)             -
  Depreciation and amortization                                                       873            668
  Foreign currency exchange loss                                                        9             69
  Loss on disposal of property and equipment                                            2            140
  Provision for loss on related party receivables                                      40              -
  Changes in current assets and liabilities:
   Trade accounts receivable                                                         (517)          (899)
   Inventories                                                                         28            (28)
   Prepaid expenses and other current assets                                          (72)          (213)
   Accounts payable and accrued expenses                                              751            172
   Income taxes payable                                                               982            256
   Deferred revenue                                                                    13             11
---------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                  1,746            371
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Advances on notes receivable from related parties                                    (919)             -
Proceeds from related notes receivable from related parties                           500              -
Cash received in the purchase of EMPS Corporation                                       -              9
Payment of drydocking costs                                                          (242)          (101)
Purchase of vessels and equipment                                                    (598)          (379)
---------------------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                                 (1,259)          (471)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable - related parties                             534            596
Proceeds from issuance of long-term debt                                              645             30
Change in advances to/from related parties                                            (19)            48
Principal payments on notes payable - related parties                                (382)          (703)
Principal payments on long-term debt                                                 (998)             -
---------------------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                                   (220)           (29)
---------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                 2              2
---------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                    269           (127)
Cash at Beginning of Period                                                           132            259
---------------------------------------------------------------------------------------------------------
Cash at End of Period                                                           $     401      $     132
=========================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                          $     861      $     296
=========================================================================================================
Cash paid for income taxes                                                      $     597      $      85
=========================================================================================================
Supplemental Disclosure of Non-cash Investing and Financing Information - Note 9
=========================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                                                    F-6

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Merger - On May 29, 2002, the shareholders of EMPS Corporation ("EMPS" or the "Company") and the stockholders of Caspian Services Group Limited ("Caspian") ratified an Agreement and Plan of Reorganization (the "Agreement") whereby EMPS agreed to acquire all of the issued and outstanding shares of Caspian in exchange for 27,089,700 restricted common shares of EMPS. EMPS had 2,910,300 shares of common stock outstanding immediately prior to the transaction and had negative shareholders' equity of ($23). Pursuant to the terms of the Agreement, Caspian became a wholly owned subsidiary of EMPS and the Caspian shareholders assumed the controlling interest in EMPS.

The agreement was accounted for as the reorganization of Caspian and the issuance of 2,910,300 common shares to the EMPS shareholders. Those shares were recorded at ($23), which was the fair value of the net assets held by EMPS at the date of reorganization. The 27,089,700 shares of common stock issued in the transaction to the Caspian shareholders were accounted for in the accompanying historical financial statements in a manner similar to a stock split, retroactively restated for all periods presented. The accompanying consolidated financial statements include the operations of EMPS and its subsidiary, EMPS Research Corporation, since the date of the reorganization.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of EMPS Corporation and its wholly owned subsidiary Caspian Services Group Limited, and majority owned subsidiary, CJSC Bauta, and EMPS Research Corporation, (through the date of its spin-off described herinafter), collectively ("EMPS" or the "Company"). EMPS has a non-controlling 50% interest in Bautino Development Company, LLC, for which it accounts by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations -- The Company's principal operations are carried out by its wholly-owned subsidiary, Caspian. Caspian was incorporated in the British Virgin Islands on December 22, 1999 and operates an administrative branch in Aktau, Kazakhstan and vessel operations out of the Port of Bautino, Kazakhstan where its activities consist of the operation and maintenance of two accommodation/work vessels, the "Baskunchak," and "Dinara", two shallow draft landing vessels, the "Caspian Yelena" and the "Caspian Maria," and one shallow draft tug/survey/supply vessel, the "Caspian Eva," (collectively, the "Vessels"). The Caspian Eva was acquired in September 2002, and placed in to service during 2003. The Caspian Dinara was acquired in March of 2003 and placed in service during the year. The Company also leases and operates a general purpose, shallow draft survey vessel called the "Coastal Bigfoot." The Vessels operate under contract in the Kazakh Sector of the North Caspian Sea. Caspian leases its vessels to providers of engineering, procurement, installation and commissioning (EPIC) to the transition zone offshore energy support service companies. Caspian's primary current contract is with Agip Kazakhstan North Caspian Operating Company N.V. ("Agip KCO"), a consortium of international oil companies with oil and gas operations in and around the Caspian Sea. Agip KCO leases the vessels from Caspian and makes the leased vessels available to its EPIC providers. The Company's services provided in connection with the leases are as follows:

         . Maintenance and upkeep of the Vessels, . Staffing of the Vessels with the Company's marine crew, . Provision of accommodation and meals for customer's and Company's personnel on the Vessels,
         . Laundry and other services

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


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

The Company also owns a 50% interest in Bautino Development Company LLP ("Bautino"). Bautino's operations consist of the development and operation of a hotel located at the Port of Bautino in close proximity to the Agip KCO base of operations. The first phase of the hotel opened for business near the end of February 2003 and contains 48 rooms.. The Company's investment in Bautino through December 31, 2002 represents its initial investment as the activity through that period and consisted of building construction and land improvements. The 2003 investment balance comprises the initial investment and the Company's portion of operations for the year. Plans for phase two of the hotel were underway at December 31, 2003. As discussed in Note 4, the Company is providing a portion of the funding for phase two.

The Company's majority owned U.S. Subsidiary, EMPS Research Corporation was engaged in furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. On May 23, 2003, the Company's majority common shareholders approved a spin-off of EMPS Research. The 3,000,000 shares of EMPS Research were distributed to EMPS shareholders on a pro-rata basis during August, 2003. At May 23, 2003, EMPS Research had assets of $7 and liabilities of $13. As net liabilities of EMPS Research were greater than the net assets, the spin-off was accounted for as the assumption of net liabilities and a $6 capital contribution by the Company shareholders. The results of operations of EMPS Research have been included in the Company's consolidated statements of operations through May 23, 2003, the date of the spin-off for accounting purposes.

Business Condition -- The Company has an accumulated deficit of $(283) and $(91) as of December 31, 2003 and 2002, respectively, and has negative working capital for both years. As part of a debt restructuring that took place in February 2003, bank debt of $3,333 together with accrued interest of $367 were combined into a new note. The Company and the bank renegotiated payment terms for the total amount of $3,700 which is now due August 2004. The Company hopes to refinance this obligation with payment terms that extend into the future.

The Company was successful in converting $1,502 in notes payable to related parties into equity during 2002. The Company has net income (loss) of $(192) and $248 at December 31, 2003 and 2002, respectively. The Company's operations provided cash of $1,746 and $371 at December 31, 2003 and 2002, respectively. Through negotiations with the bank to structure its debt payments, and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2004. If needed, certain shareholders are prepared to assist the company on a short-term basis with cash advances.

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

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


Minority Interest -- Minority interest presented on the balance sheet refers to the minority shareholder's investment in the voting stock of Bauta. In the statement of operations, consolidated net income is increased by the minority shareholder's proportionate share of losses. Prior to the December 10, 2002 conversion to equity of Bauta's note payable by the minority shareholder, minority interests were not presented because of negative equity. Following the conversion and restoration of positive equity, minority interests are shown and a recapture adjustment, presented in the statement of shareholders' equity reclassifies prior losses allocable to the minority shareholder previously not presented.

Inventories -- Inventory consists of bulk and bottled water related to the Bauta desalinization plant, and are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out
(FIFO) method.

Vessels, Equipment and Property -- Vessels, property and equipment are stated at cost less accumulated depreciation. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures, which are capitalized and amortized.

Depreciation of property and equipment is calculated by using the straight-line method based on the following estimated useful lives:

                                                             Years
                  Vessels                                   10 - 12
                  Machinery and equipment                    2 - 20
                  Office equipment and furniture             2 - 3

Depreciation expense was $873 and $668 for the years ended December 31, 2003 and 2002, respectively.

Drydocking Costs -- Caspian's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 54 to 60 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2003, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Revenue Recognition -- The Company's primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, marine vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs. Product sales revenue is recorded upon delivery or shipment to the customer.

Foreign Currency Transactions -- Caspian makes its principal investing and financing transactions in United States dollars and the United States dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is Bauta's functional currency. The effect of changes in exchange rates with respect to Bauta is recognized as a separate component of accumulated other comprehensive income. The translation of Kazakh Tenge denominated assets and liabilities into United States dollars for the purpose of these condensed consolidated financial statements does not necessarily mean that the Company could realize or settle, in United States dollars, the reported values of these assets and liabilities. Likewise it does not mean that the Company could return or distribute the reported United States dollar value of its Kazakh subsidiaries capital to its shareholders.

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

Comprehensive Income -- The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the Company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments.

Earnings Per Share -- Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Concentrations of Credit Risk -- The Caspian Sea offshore operations are contracted primarily with one customer, Agip KCO. Loss of this customer could have a material negative effect on the Company. Vessel charter services provided to this customer are under contract with varying terms and dates during 2003. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that the customer will renew, or will renew on terms favorable to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company's financial position or results of operations.

New Accounting Standards -In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. There was no impact on the Company's financial position or results of operations as a result of adopting SFAS No. 150.

Reclassifications -- Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation. The reclassifications had no effect on net income.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

The Company's trade accounts receivable are principally from Agip KCO relating to vessel charters. The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at December 31, 2003 or 2002. Receivables from vessel charter revenues are approximately $1,648 and $1,187 at December 31, 2003 and 2002, respectively.

A portion of accounts receivable represent activity relating to the desalinization plant. At December 31, 2003 and 2002, receivables related to desalinization operations totaled $92 and $73 respectively. The Company provided an allowance for doubtful accounts for these receivables of $6 and $18 for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 -VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

December 31,                                            2003              2002
--------------------------------------------------------------------------------
Marine vessels                                       $  7,382          $  6,947
Machinery and equipment                                 2,761             2,405
Office equipment and furniture                            103               113
Land                                                      589               595
--------------------------------------------------------------------------------
                                                       10,835            10,060
Accumulated depreciation                               (1,870)             (999)
--------------------------------------------------------------------------------
Vessels, Equipment and Property, net                 $  8,965          $  9,061
================================================================================

Vessels -- In February 2003, the Company acquired a shallow draft accommodation/work vessel, the "Caspian Dinara", specially modified to operate in the shallow waters of the Caspian Sea, valued at $423 by paying cash of $423.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


The vessel was built in 1977 and converted in 1995 to have accommodation facilities for up to 61 client personnel and 16 crew. The "Caspian Dinara" is currently under contract through November 2006 with a one-year extension option.

In February 2003 the Company entered into a two-year charter arrangement for the charter of an ultra shallow survey vessel "Coastal Bigfoot". This exclusive agreement allows for the Company to market the services of the vessel and pay the owner a specific rate per day when operational. The Company charters the vessel on a bare boat basis with the Company providing vessel and crew. The Coastal Bigfoot is currently under contract through March 2004, with an extension period through October 2004.

In September 2002, the Company acquired a shallow draft multi-purpose supply and tugboat, the "Caspian Eva," and related equipment valued at $1,445 by entering into a note payable for $1,286, and paying cash of $159. The vessel was originally constructed in 1994 and has been specially modified to work in the shallow waters of the Caspian Sea. The Caspian Eva is suitable for a variety of applications including towing-pushing operations, supply, and survey work. The vessel is currently on charter through March 2004.


Current contract periods and extension provisions for all vessels are as follows:

Vessel                       Contract Expiration           Extension Option
----------------------------------------------------------------------------
Baskunchak                         November 2006                     1-year
Caspian Eva                           March 2004                       None
Caspian Maria                      November 2003                 Two 1-year
Caspian Yelana                     November 2003                 Two 1-year
Caspian Dinara                     November 2006                     1-year
Coastal Bigfoot                       March 2004       through October 2004
----------------------------------------------------------------------------

The Company is currently in process of negotiating and renewing all contracts that expired in 2003 and those scheduled to expire in 2004.

Desalinization Plant -- The desalinization operations are located in Bautino and consist of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tank, production lines, packaging equipment, warehouse space and various other production and administrative equipment, furniture and fixtures.

NOTE 4 - NOTES RECEIVABLE FROM RELATED PARTIES

In December 2003, the Company entered into an agreement with Bautino to provide $1,100 funding to build, furnish and equip the phase two addition to the hotel. EMPS plans to provide the loan to Bautino in installments which began during December 2003 and going through June 2004 in amounts ranging from $400 to $100. Through December 31, 2003, the Company advanced $400 in accordance with the agreement. In January 2004, the Company advanced an additional $300. Interest will begin accruing upon the completion of the project or no later than January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino to repay the loan in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008.

On September 10, 2003 the Company advanced $500 to BMB Holding, Inc., a Delaware corporation related through a Company officer and director. By December 31,

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


2003, this note had been collected in full. The note carried an interest rate of
16.5 percent and was collateralized by an option to purchase BMB Holding, Inc. common stock at 95% of its market value in exchange of the amount due to the Company on the maturity date. As additional compensation for providing the loan, the Company received 10 shares of BMB Holding, Inc. common stock, totaling a one percent equity interest in BMB, and recorded the investment at $0.

At December 31, 2003 $7 in loans to employees were included in notes receivable from related parties.

NOTE 5 - LONG-TERM DEBT

During February 2002, Caspian entered into a note payable agreement with a bank to refinance $3,333. The proceeds were used to restructure notes payable collateralized by the Maria and Yelena. During February 2003, Caspian refinanced the note payable in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 and extended the due date to August 2004. On September 2, 2003 the Company borrowed $600 through the existing credit line agreement, $100 of which was used for operations, and $500 of which was advanced to BMB Holding, Inc., a related party, for a short-term note receivable. The Company and the bank have payment terms for these notes with an interest rate of 16 percent and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,150 due on August 15, 2004.

During August 2003, Bauta obtained a short-term $45 bank loan to purchase packaging equipment. The loan carried a 21% annual interest rate and was paid in full during November 2003.

During August 2002, the Company entered into a note payable agreement with a financing company for the purchase of the Caspian Eva. The Company borrowed $1,286. Interest accrued at 16% per annum and quarterly payments of $322 began in March 2003. This note was involved in the restructuring completed in 2003.

Long-term debt consist of the following:

December 31,                                             2003            2002
------------------------------------------------------------------------------
Notes payable to a bank bearing interest at 16%;
  Due August 2004; secured by vessels                 $ 5,200         $ 1,854

Note payable to a bank bearing interest at 11%;
  Due February 2003; secured by vessels                     -           3,333
------------------------------------------------------------------------------
Total Long-term Debt                                    5,200           5,187
Less: Current Portion                                   5,200           4,865
------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion               $     -         $   322
==============================================================================

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

The Company has borrowed money from shareholders or from companies beneficially owned by shareholders for working capital. At December 31, 2003, all of the loans were due on demand, with interest as 10%.

During 2003, shareholders and employees have advanced the Company $97, for which the Company repaid $87 and offset $10 against a receivable from a shareholder.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


Prior to 2003, the Company had borrowed amounts from a stockholder and from companies related through common management for the purchase of equipment and for working capital. In December 2002, $1,502 of this debt was forgiven including $100 in 2002 advances. Because the debt holders were related parties, the amount was recorded as additional paid-in capital with no shares issued.

In December 2002, Bauta had a note payable of $1,827 and accrued interest of $531 to the minority stockholder. During December 2002, the note and accrued interest was converted to equity of Bauta by issuing Bauta common stock. On the date of the conversion, the Company also converted intercompany notes receivable from Bauta for which it received additional Bauta common stock. The conversions of debt to equity resulted in no change to the established ownership percentages and the Company retained its 56.35% interest in Bauta.

Notes payable to related parties consist of the following:

December 31,                                                      2003     2002
--------------------------------------------------------------------------------
Note payable to a company related through common
 management bearing interest at 0%;  no set payments
 required; due upon demand; unsecured. $1,428
 of these debts were forgiven in December 2002                   $ 250    $ 300
Notes payable to a stockholder bearing interest at 0%
 through January 1, 2003, from which time the notes
 bear interest at 10%; no set payments required; due
 upon demand; unsecured; during 2002, $100 was borrowed
 from this shareholder, and in December 2002 $74 was forgiven      592      400
-------------------------------------------------------------------------------
Total Notes Payable - Related Parties                            $ 842    $ 700
===============================================================================


NOTE 7 - INCOME TAXES

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

EMPS has not recognized a deferred tax liability of $209 for the undistributed earnings of Caspian that arose in prior years because EMPS currently does not expect those unremitted earnings to reverse and become taxable to EMPS in the foreseeable future. A deferred tax liability will be recognized when EMPS expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of December 31, 2002, those undistributed earnings were $614.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


Earnings and losses before income taxes derived from United States and international operations are as follows:

    For the years ended December 31,                   2003              2002
    --------------------------------------------------------------------------
    United States                                   $  (371)           $ (106)
    Kazakhstan                                        1,635               752
    --------------------------------------------------------------------------
                                                    $ 1,264            $  646
    ==========================================================================

Deferred tax assets and liabilities are as follows:

   December 31,                                               2003        2002
   ----------------------------------------------------------------------------
   Tax loss carry forwards                                   $ 519       $ 682
   Property and equipment                                      415          78
   Provision for doubtful accounts and obsolete inventory       32           -
   Valuation allowance                                        (966)       (719)
   ----------------------------------------------------------------------------
   Net deferred tax asset                                        -          41
   Other                                                         -         (41)
   ----------------------------------------------------------------------------
   Net deferred tax liability                                $   -       $   -
   ============================================================================


The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

   For the years ended December 31,                         2003          2002
   ----------------------------------------------------------------------------
   Tax at US Federal statutory rate (34%)                $   430        $  220
   Non-deductible expenses                                 1,137          (158)
   Deferred tax asset valuation change                        77           419
   Effect of lower foreign tax rates                         (45)          (30)
   ----------------------------------------------------------------------------
   Income tax provision                                  $ 1,599        $  451
   ============================================================================

As of December 31, 2003, EMPS has loss carry forwards of approximately $226 and $292 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and Kazakhstan, which relate solely to Bauta, begin to expire in 2005.

NOTE 8 - OPERATING LEASES

The Company maintains its corporate offices in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. The corporate office lease expires in December 2005, while the offices and apartments in Kazakhstan expire between February and November 2004 and are expected to be renewed. Rent expense for the years ended December 31, 2003 and 2002 was $97 and $34, respectively.

Following is a schedule by years of the future minimum rental payments required under these operating leases described above:

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


   For the years ended December 31,                   Minimum Rent Payments
   ------------------------------------------------------------------------
                 2004                                                 $ 72
                 2005                                                   11
   ------------------------------------------------------------------------
                                                                      $ 83
   ========================================================================

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

On May 23, 2003, the Company spun-off its formerly majority owned subsidiary EMPS Research Corporation. As net liabilities of EMPS Research were greater than the net assets, the spin-off was accounted for as the assumption of net liabilities and a $6 capital contribution by the Company shareholders.

During February 2003, the Company partially refinanced a note payable with a new note in the amount of $3,333.

In December 2002, certain shareholders forgave notes payable to related parties in the amount of $1,502. There were no additional shares issued in connection with this forgiveness. The entire amount was recorded as contributed capital.

During September 2002 the Company purchased the vessel Caspian Eva, valued at $1,445 for cash of $159 and a note payable to a bank of $1,286.

On July 30, 2002 Caspian completed a "reverse merger" acquisition of EMPS Corporation wherein EMPS issued common stock valued at ($23) to the owners of Caspian. Caspian acquired assets with a fair value of $12, cash of $9 and assumed liabilities of $44.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)


Environmental Uncertainties -- Current local laws do not impose any particular requirements on the Company with regard to its fleet operation beyond the standard maritime regulations followed by the Company. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

Potential Acquisitions -- In December 2003, the Company began negotiations with the intent to acquire two Kazakhstan companies. The two Kazakh companies and the Company are related through a common shareholder and director. The Kazakh companies are principally involved in providing geophysical research services to oil and gas companies operating in Kazakhstan and the Caspian Sea. The Company is negotiating the acquisitions and intends to complete the transactions during the second quarter of 2004 by issuing approximately 1,200,000 common shares for controlling interests in the two Kazakh companies.

During June 2003, Bauta entered into an agreement with AGIP KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. AGIP KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will repay the $140 through the sale of water to AGIP KCO at a discounted rate. By December 31, 2003 Bauta placed $62 proceeds received from AGIP KCO with a contractor. Bauta expects the construction to be completed during the second quarter of 2004.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company paid a company related through its ownership by a Caspian shareholder and noteholder, $236 and $112, respectively, for corporate travel, Kazakh visa, entry and exit services. A company under common management was paid $36 during each of the years ended December 31, 2003 and 2002 for marketing and technical services. A company owned by a shareholder and officer was paid $20 for transportation services during 2003. For related party notes receivable and payable, see Notes 4 and 6.

NOTE 12 - SEGMENT INFORMATION

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

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except per share data)

    For the year ended                       Vessel             Water          Corporate
    December 31, 2003                    Operations    Desalinization     Administration             Total
    -------------------------------------------------------------------------------------------------------
    Revenues                                $ 9,701            $  833           $      -          $ 10,534
    Depreciation and amortization               778                93                  2               873
    Interest expense                            970                 5                  4               979
    Provision for taxes                       1,599                 -                  -             1,599
    Minority interest                             -               143                  -               143
    Segment income (loss)                       362              (184)              (370)             (192)
    Segment assets                           11,478             2,389                 58            13,925

    For the year ended                       Vessel             Water          Corporate
    December 31, 2002                    Operations    Desalinization     Administration             Total
    -------------------------------------------------------------------------------------------------------
    Revenues                                $ 4,969            $  566           $      -          $  5,535
    Depreciation and amortization               554               114                  -               668
    Interest expense                            696                86                  -               782
    Provision for taxes                         451                 -                  -               451
    Minority interest                             -                53                  -                53
    Segment income (loss)                       476              (122)              (106)              248
    Segment assets                            9,602             2,449                 84            12,135


    Consolidated Total Assets
    December 31,                                                                    2003              2002
    -------------------------------------------------------------------------------------------------------
    Total assets for reportable segments                                        $ 13,925          $ 12,135
    Elimination of intersegment assets                                            (1,559)           (1,105)
    -------------------------------------------------------------------------------------------------------
    Consolidated Total Assets                                                   $ 12,366          $ 11,030
    =======================================================================================================

NOTE 13 - SUBSEQUENT EVENTS

In February 2004, the Caspian entered into an agreement for the construction and purchase of a new high speed aluminum crew boat. The boat is a 33 meter boat capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The contract price is $1,800 with a $100 deposit and the remainder due at various progress points. The vessel is tentatively scheduled for delivery in September 2004.

In April 2004, the Company borrowed $2,435 under terms of a note payable agreement with certain shareholders of the Company. The proceeds will be used to pay tax liabilities and to purchase the crew boat. The note bears interest at 9% and is due in October 2004 (Unaudited).

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

         None.

Item 8A. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Name of Director    Age      Term Served               Positions with EMPS
----------------    ---      -----------               -------------------
Marat Cherdabayev   28       Since July 2002           Vice President, Secretary
                                                       and Director

Laird Garrard       39       Since October 2002        Vice President, Chief
                                                       Financial Officer
                                                       and Treasurer

Mirgali Kunayev     46       Since December 2002       Chief Executive Officer
                             Since July 2002           Chairman of the Board of
                                                       Directors

Louis Naegle        39       Since August 1998         President

Paul Roberts        46       Since July 2002           Director

         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Marat Cherdabayev, Vice President, Secretary and Director. Prior to relocating to Utah in January 2003, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000.

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

         Mirgali Kunayev, Chief Executive Officer and Chairman of the Board of Directors. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia. Mr. Kunayev is also a director of BMB Munai, Inc., a reporting company.

         Louis Naegle, President. Mr. Naegle graduated from the University of Utah in 1991 with a Bachelor of Arts degree in Political Science. Mr. Naegle brings over 13 years experience in marketing and sales. He earned top sales awards while working for a large international homebuilder. In 1996-1997, he owned a successful sales consulting business with annual sales revenue of about $70,000. From 1994 through 1998, Mr. Naegle was employed as a sales agent for Equimark Properties, Inc. Since 1998, he has been a licensed real estate broker. Mr. Naegle has sold over $30,000,000 in real estate. He currently owns LISN Investments, LC., a limited liability company used for the purchase and sale of real estate. He also brings experience from the international arena where he served as liaison in the former Soviet Union for SATCO International, a trading company specializing in tourism and sales of consumer products.

         Paul A. Roberts, Director. Mr. Roberts has worked for Caspian Services Group Limited since 2001. He was appointed President and Chairman of the Board of Caspian Services in February 2002 where he oversees Caspian's operations. Prior to that time, Mr. Roberts served as a Vice President. As such, he was responsible for business development, financial planning, contracts, marketing and operations in Kazakhstan and Central Asia. In this position, he worked closely with government authorities and state and local businesses. From 1999 to 2001, Mr. Roberts was an Area Manager for PGS Onshore, Inc., in Almaty Kazakhstan. As Area Manager, he was responsible for seismic exploration. He also performed many of the same duties he performed in his capacity as Vice President of Caspian. From 1997 to 1999, Mr. Roberts was the Resident Manager for PetroAlliance (WGC) in Almaty, Kazakhstan. He was responsible for land and marine seismic exploration. He also oversaw business and financial planning, contract negotiations and operations in Kazakhstan and Central Asia.

Compliance with Section 16(a) of the Exchange Act

         Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that all reports were timely filed.

Indemnification of Directors and Officers

         There are no provisions in the Nevada corporate law or the Articles of Incorporation of the Company requiring the Company to indemnify any of its officers and directors. The Articles of Incorporation of the Company provide for indemnification as follows:

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

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                                     SUMMARY COMPENSATION TABLE

                                                                       Long Term                    Compensation
                           Annual Compensation                         Awards                   Payouts
                                                                       Restricted
Name and Principal                           Bonus   Other Annual      Stock         Options/   LTIP      All Other
Position                Year     Salary        $     Compensation      Awards        SARs       Payout    Compensation
Mirgali Kunayev(5)      2003     $51,600     $-0-       $-0-            $-0-         $-0-         $-0-         $-0-
CEO, Director           2002      60,000      -0-        -0-             -0-          -0-          -0-          -0-

Louis Naegle(6)         2003       -0-        -0-        -0-             -0-          -0-          -0-          -0-
President,              2002       -0-        -0-        -0-             -0-          -0-          -0-          -0-
Former CEO              2001       -0-        -0-        -0-             -0-          -0-          -0-          -0-

Laird Garrard(5)        2003     162,000      -0-        -0-             -0-          -0-          -0-          -0-
Vice President, CFO     2002      97,500      -0-        -0-             -0-          -0-          -0-          -0-

Paul Roberts(5)         2003     162,000      -0-        -0-             -0-          -0-          -0-          -0-
Director                2002     150,000      -0-        -0-             -0-          -0-          -0-          -0-

---------------------
(5) Compensation paid to these individuals was paid to them by Caspian in connection with services provided to Caspian.
(6) Mr. Naegle served as the chief executive officer of the Company from August 1998 until December 2002.

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

         The following table sets forth as of April 5, 2004, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 30,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                      Amount & Nature of         % of
Security Name and Address                   Beneficial Ownership        Class
-------------------------                   --------------------        -----
Common   Marat Cherdabayev                          -0-                   -0-
         2319 Foothill Blvd., Suite 250
         Salt Lake City, Utah 84109

Common   Dora International Limited              3,046,764               10.2%
         P.O. Box 357
         Pirouet House, Union Street
         St. Helier, Jersey, Channel Islands
         JE4 9WQ, United Kingdom

Common   Laird Garrard                           2,646,764                8.8%
         63 Dostyk Avenue, Second Floor
         Almaty 480100
         Republic of Kazakhstan

Common   Mirgali Kunayev                            -0-                   -0-
         63 Dostyk Avenue, Second Floor
         Almaty 480100
         Republic of Kazakhstan

Common   Louis Naegle                               -0-                   -0-
         2319 Foothill Blvd., Suite 250
         Salt Lake City, Utah 84109

Common   Paul Roberts                            2,646,764                8.8%
         63 Dostyk Avenue, Second Floor
         Almaty 480100
         Republic of Kazakhstan


Common   Petroleum Group Services Limited       12,902,644               43%
         P.O. Box 544
         14 Britannia Place Bath Street
         St. Helier, Jersey, Channel Islands
         JE2 4SU, United Kingdom

Common   Techgrand Company Limited               2,646,764                8.8%
         Room 304, Arion Commercial Centre
         2-12 Queens Road West
         Hong Kong, People's Republic of China
--------------------------------------------------------------------------------

All officers and directors                       5,293,528               17.6%
as a group (5 persons)
--------------------------------------------------------------------------------
                  TOTAL                         23,889,700               79.6%
--------------------------------------------------------------------------------

         Mr. Cherdabayev, Mr. Garrard, Mr. Kunayev and Mr. Naegle are officers of EMPS. Mr. Cherdabayev, Mr. Kunayev and Mr. Roberts are directors of EMPS.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         On September 10, 2003 the Company advanced $500 to BMB Holding, Inc., a Delaware corporation related to the Company through a common officer and director, Mirgali Kunayev. By December 31, 2003, this note had been collected in full. The note carried an interest rate of 16.5 percent and was collateralized by an option to purchase BMB Holding, Inc., common stock at 95% of its market value in exchange of the amount due to the Company on the maturity date. As additional compensation for providing the loan, the Company received 10 shares of common stock, totaling a one percent equity interest in BMB, and recorded the investment at $0.

         During the quarter ended December 31, 2003, the Company, through Caspian, committed to loan Bautino $1,100 for the construction of Phase II of the Chagala Hotel owned by Bautino. As of the date of this annual report, the Company has advanced $700 to Bautino, with the remaining $400 to be paid in May 2004. Interest will begin accruing upon completion of Phase II or no later than January 1, 2005, whichever occurs first, at a rate of 6%. Interest payments will be received quarterly. Principal payments will be received semi-annually in installments of $138, plus interest beginning June 15, 2005 through December 15, 2008.

         For the years ended December 31, 2003 and 2002, the Company paid $236 and $112 respectively, to Help LLP, a company owned by a shareholder, note holder and officer of Caspian, Yevgeniy Kurguzkin, for services related to corporate travel, Kazakh visas and entry and exit services.

         During the years ended December 31, 2003 and 2002, the Company paid a total of $72 to Techgrand Company Limited, a shareholder, for marketing and technical services.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

                  None.

         (b) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 21.1      Subsidiaries

                  Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Principal Accountant Fees and Services

         Hansen, Barnett and Maxwell served as the Company's independent accountants for the years ended December 31, 2003 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 21, 2003 and 2002, are summarized as follows:

                                                     2003              2002
-------------------------------------------------------------------------------

  Audit                                          $116,860           $121,630
  Audit related                                         -                  -
  Tax                                               1,413                  -
  All other                                             -                  -
-------------------------------------------------------------------------------

  Total                                          $118,273           $121,630
===============================================================================

         Audit Fees. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Tax Fees. Tax fees related to services for tax compliance and consulting.

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                                              EMPS CORPORATION


Date: April 14, 2004                     /s/ Mirgali Kunayev
                                        ----------------------------------------
                                        Mirgali Kunayev, Chief Executive Officer



Date: April 14, 2004                     /s/ Laird Garrard
                                        ----------------------------------------
                                        Laird Garrard, Chief Financial Officer