Form 10QSB
period 2004-03-31
EMPS CORP
filed 2004-05-24
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 2004                                                         000-33215


                                EMPS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                       -----------------------------------
                      (I.R.S. Employer Identification No.)


            2319 Foothill Blvd. Suite 250, Salt Lake City, Utah 84109
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 746-3700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 20, 2004 we had 30,000,000 shares of our $0.001 par value, common stock outstanding.

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           March 31, 2004 and December 31, 2003.............................  3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three months ended March 31, 2004
           and 2003.........................................................  4

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the three months ended March 31, 2004
           and 2003.........................................................  5

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)......................................................  6

         Item 2. Managements Discussion and Analysis or Plan of Operation... 10

         Item 3. Controls and Procedures.................................... 14



PART II-- OTHER INFORMATION

         Item 5. Other Information.......................................... 15

         Item 6. Exhibits and Reports of Form 8-K........................... 15

     Signatures............................................................. 16

                          PART I FINANCIAL INFORMATION

Item 1. Financial Satements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)



                                                                                   March 31,    December 31,
                                                                                        2004            2003
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                              $       96      $      401
Trade accounts receivable, net of allowance of $16 and $6 respectively                   915           1,735
Advances to related parties, net                                                          51              48
Inventories                                                                               57              51
Prepaid expenses and other current assets                                                344             322
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   1,463           2,557
-------------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                                   8,984           8,965
Drydocking costs, net                                                                    356             313
Investments                                                                              119             124
Notes receivable from related parties                                                    700             407
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $   11,622      $   12,366
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                             $    2,103      $    1,753
Income tax payable                                                                     1,172           1,338
Deferred revenue                                                                         102              75
Notes payable - related parties                                                          842             842
Current portion of long-term debt                                                      5,208           5,200
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              9,427           9,208
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      2,015           1,962
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  30,000,000 shares issued and outstanding                                                30              30
Additional paid-in capital                                                             1,456           1,456
Accumulated other comprehensive loss                                                       3              (7)
Accumulated deficit                                                                   (1,309)           (283)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                               180           1,196
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                        $   11,622      $   12,366
=============================================================================================================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                                                Three Months Ended March 31,
                                                                        ---------------------------------------
                                                                                      2004                2003
---------------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                                                $       849         $       563
Product sales                                                                          177                 121
---------------------------------------------------------------------------------------------------------------
Total Revenues                                                                       1,026                 684
---------------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                                               1,040                 466
Cost of product sold                                                                   101                  90
Depreciation                                                                           208                 265
General and administrative                                                             497                 275
---------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                             1,846               1,096
---------------------------------------------------------------------------------------------------------------
Loss from Operations                                                                  (820)               (412)
---------------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                                      (222)               (183)
Exchange loss                                                                           (1)                  -
Loss from equity method investees                                                       (5)                (10)
Grant revenue                                                                            -                   2
Grant expense                                                                            -                  (2)
Other income                                                                             -                  21
---------------------------------------------------------------------------------------------------------------
Net Other Expense                                                                     (228)               (172)
---------------------------------------------------------------------------------------------------------------

Net Loss Before  Minority Interest                                                  (1,048)               (584)
Minority interest in loss of consolidated subsidiary                                    22                   1
---------------------------------------------------------------------------------------------------------------
Net Loss                                                                       $    (1,026)        $      (583)
===============================================================================================================
Loss Per Common Share                                                          $     (0.03)        $     (0.02)
===============================================================================================================
Weighted Average Common Shares Outstanding                                      30,000,000          30,000,000
===============================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)


                                                                                              Three Months Ended March 31,
                                                                                      ---------------------------------------
                                                                                                    2004                2003
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                                      $   (1,026)         $     (583)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization                                                                        247                 265
Minority interest                                                                                    (22)                (14)
Net loss in equity method investees                                                                    5                  10
Changes in current assets and liabilities:
Trade accounts receivable                                                                            823                 680
Prepaid expenses and other current assets                                                            (20)                (22)
Inventories                                                                                           (4)                (14)
Accounts payable and accrued expenses                                                                178                 278
Deferred revenue                                                                                      26                  (2)
Income taxes payable                                                                                   -                 (46)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                  207                 552
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Advances to equity method investees                                                                 (300)                  -
Payment of drydocking costs                                                                          (63)                  -
Purchase of vessels and equipment                                                                   (164)               (419)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               (527)               (419)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Change in advances to/from related parties                                                             6                 (44)
Proceeds from issuance of debt                                                                        57                   -
Principal payments on notes payable                                                                  (50)               (150)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                   13                (194)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                -                   1
-----------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                                  (307)                (60)
Cash at beginning of period                                                                          401                 132
-----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                         $       94          $       72
=============================================================================================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                        $      114          $      133
=============================================================================================================================
Cash paid for income taxes                                                                    $        -          $       72
=============================================================================================================================
Supplemental disclosure of non-cash investing and financing information:
Interest converted to a note payable                                                          $        -          $      366
=============================================================================================================================


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


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited ("Caspian"), CJSC Bauta ("Bauta"), and EMPS Research Corporation, collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Caspian Services Group Limited for the years ended December 31, 2003 and 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Business Condition -- The Company has accumulated deficits of $1,309 and $283 as of March 31, 2004 and December 31, 2003, respectively, and has negative working capital of $7,964 and $6,651 as of March 31, 2004 and December 31, 2003, respectively. The Company has bank debt of $5,200 shown as a current liability because of its August 2004 due date and because the payment terms with the bank have not been fully determined. The Company hopes to refinance this obligation with payment terms that extend into the future.

The Company is subject to seasonal fluctuation in its vessel operations marked by decreased revenue during winter months. The Company has net loss of $1,026 and $192 for the three and twelve months ended March 31, 2004 and December 31, 2003, respectively. The Company's operations provided cash of $207 and $1,746 for the three and twelve months ended March 31, 2004 and December 31, 2003, respectively. Through negotiations with the bank to structure its debt payments, and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2004. If needed, certain shareholders are prepared to assist the company on a short-term basis with cash advances. During April 2004, shareholders provided $2,435 to the Company for a 9% short-term note due October 2004.

Reclassifications -- Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

NOTE 2 - VESSELS AND EQUIPMENT

In February 2004, Caspian entered into an agreement for the construction and purchase of a new high speed aluminum crew boat. The boat is a 33 meter boat capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The contract price is $1,800 with a $100 deposit and the remainder due at various progress points. The vessel is tentatively scheduled for delivery in September 2004.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


The Company's vessels Caspian Maria and Caspian Yelana have been undergoing a scheduled drydocking during the winter months of 2004 and have not been on contract since the related contracts expired during November 2003. Current contract periods and extension provisions for all vessels are as follows:


Vessel                     Contract Expiration                  Extension Option
--------------------------------------------------------------------------------
Baskunchak                       November 2006                            1-year
Caspian  Eva                         June 2004              Through October 2004
Caspian Maria                              -                                  -
Caspian Yelana                             -                                  -
Caspian Dinara                   November 2006                            1-year
Coastal Bigfoot                      June 2004              Through October 2004
--------------------------------------------------------------------------------

NOTE 3 - NOTES RECEIVABLE FROM RELATED PARTIES

In December 2003, the Company entered into an agreement with Bautino Development Company to provide $1,100 funding to build, furnish and equip the phase two addition to the hotel. EMPS plans to provide the loan to Bautino Development Company in installments, which began during December 2003, and continue through June 2004 in amounts ranging from $400 to $100. Through March 31, 2004, the Company advanced $700 in accordance with the agreement. Interest will begin accruing upon the completion of phase two or no later than January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino Development Company to repay the loan in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008.

NOTE 4 - DEFERRED REVENUE

During June 2003, Bauta entered into an agreement with Agip KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. Agip KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will sell water to Agip KCO at a discounted rate over 5 years with a renewal option for an additional 5 years. By March 31, 2004, Bauta received $102 from Agip KCO which was recognized as deferred revenue. Bauta expects the construction to be completed during the second quarter of 2004.

NOTE 5 - NOTES PAYABLE

During January and March 2004 the Company's subsidiary, Bauta, entered into two short-term loan agreements with banks for an aggregate $57 in notes payable. The loans carry a weighted-average interest rate of 18.6%, and are due during April and July of 2004. At March 31, 2004, the Company had total notes payable to banks in the amount of $5,208, primarily due August of 2004. The Company and the banks are currently structuring payment terms for the notes. As a result, the entire amount is classified on the balance sheet as a current liability.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Potential Acquisitions -- In December 2003, the Company began negotiations with the intent to acquire two Kazakhstan companies related through a common shareholder and director. The Kazakh companies are principally involved in providing geophysical research services to oil and gas companies operating in Kazakhstan and the Caspian Sea. The Company is negotiating the acquisitions and intends to complete the transactions during the second quarter of 2004 by issuing approximately 1,200,000 common shares for controlling interests in the two Kazakh companies.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid another company owned by a shareholder, note holder and officer of Caspian, $39 and $34 for the three months ended March 31, 2004 and 2003, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

For related party notes receivable, see Note 3.

NOTE 8 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Water Desalinization and Corporate Administration The vessel operations and the water desalinization are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

As of and for the three months           Vessel             Water                Corporate
ended March 31, 2004                 Operations    Desalinization           Administration                 Total
-----------------------------------------------------------------------------------------------------------------
Revenues                               $    849          $    177                 $      -              $  1,026
Depreciation and amortization               199                 8                        1                   208
Interest expense                            221                 1                        -                   222
Provision for taxes                           -                 -                        -                     -
Minority interest                             -                 -                        -                     -
Segment income (loss)                      (860)              (28)                    (138)               (1,026)
Segment assets                            9,529             2,544                       11                12,084


For the year three months                Vessel             Water                Corporate
ended March 31, 2003                 Operations    Desalinization           Administration                 Total
-----------------------------------------------------------------------------------------------------------------
Revenues                               $    563          $    121                 $      -              $    684
Depreciation and amortization               240                25                        1                   266
Interest expense                            181                 -                        1                   182
Provision for taxes                           -                 -                        -                     -
Minority interest                             -                 -                        -                     -
Segment income (loss)                      (480)               (1)                    (102)                 (583)


As of December31, 2003               Operations    Desalinization           Administration                 Total
-----------------------------------------------------------------------------------------------------------------
Segment assets                         $ 11,478          $  2,389                 $     58              $ 13,925

Consolidated Total Assets
March 31,                                                                             2004                  2003
-----------------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                              $ 12,084              $ 13,925
Elimination of intersegment assets                                                    (462)               (1,559)
-----------------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                         $ 11,622              $ 12,366
=================================================================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Business Review

         During the first quarter 2004, we operated three business segments:
Vessel Operations, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
--------------------------------------------------------------------------------
                                    March 31,        March 31,
                                      2004             2003           % Change
                                    ---------        ---------        --------
VESSEL OPERATIONS
Operating Revenue                  $   849           $   563             51%
Pretax Operating Loss(1)           $   860           $   480             79%

WATER DESALINIZATION
Operating Revenue                  $   177           $   121             46%
Pretax Operating Loss(1)           $    28           $     1             n/a

CORPORATE ADMINISTRATION
Operating Revenue                  $   -0-           $   -0-             n/a
Pretax Operating Loss(1)           $   138           $   102             36%

--------
1 Pretax operating loss represents income before taxes and minority interest.


First Quarter 2004 Compared to First Quarter 2003

Revenue

         Total revenue for the first quarter 2004 was $1,026 versus $684 in 2003, an increase of 50%. Total operating expenses increased by $750 or 68% to $1,846 in the first quarter 2004, compared to the comparable quarter 2003. Loss from operations for the period ended March 31, 2004, was $820, a $408 or 99% increase in loss compared to the period ended March 31, 2003. Net loss for the first quarter 2004 was $1,026 versus $583 in 2003, an increase of 76%.

         Vessel Operations revenue of $849 decreased 67% compared to the fourth quarter of 2003, and increased 51% compared to the same quarter of 2003. Pretax operating loss of $860 decreased 10% sequentially and decreased 79% year-on-year.

         Water Desalinization revenue of $177 was 42% lower sequentially and 46% higher year-on-year. The pretax operating loss of $28 in the first quarter 2004 was $27 greater compared to the first quarter 2003 and $32 smaller compared to the fourth quarter 2003.

         The Corporate Administration segment of the Company's business refers primarily to the administration of Company affairs in the United States. This segment generates no revenue for the Company. Corporate Administration generated a pretax operating loss of $138 during the first quarter 2004, which represents a 47% decrease sequentially and 35% increase year-on-year.

         Due to weather conditions in the north Caspian Sea where our operations are centered, exploration and production activities typically do not begin until late March or early April, thus limiting our revenue and cash flow from vessel operations and water desalinization during the first fiscal quarter of each year. Therefore, the increase in the quarterly income from water desalinization operations year-on-year, was more than offset by the increased expenses associated with our expanded vessel fleet in the first quarter 2004 compared to the first quarter 2003.

         Vessel Operation

         First quarter revenue of $849 decreased 67% sequentially and increased 51% year-on-year. Pretax operating loss of $860 during the first quarter 2004, increased 79% compared to the first quarter 2003 and decreased 55% compared to the fourth quarter 2004.

         As discussed above, this significant sequential decrease in revenue and pretax operating profit is typical because weather conditions do not permit our clients to conduct their exploration, development and production activities from January to March. Therefore, our vessels were not in operation during the first quarter 2004. While the vessels were not in operation during the first quarter, typically, our vessel charters provide for the payment of winter day rates, which are generally significantly less than the day rates paid by our clients during active operations.

         The increase in revenue and pretax operating income year-on-year is primarily the result of the expanded size of our fleet in the quarter ended March 31, 2004 as compared to March 31, 2003. During the quarter ended March 31, 2003, we had four vessels in our fleet. During the quarter ended March 31, 2004, we had six vessels in our fleet, although our two supply vessels were on scheduled dry-docking during the first quarter. Vessel revenues are affected by utilization and day rates. While utilization increased, by virtue of our increased fleet size, average day rates remained flat from the first quarter 2003 to 2004.

         Our two accommodation vessels are chartered through November 2006. We continue to negotiate charter terms for our two supply vessels and hope to have charters in place before the end of the second quarter. Our multi-purpose supply and tugboat and our multi-purpose survey vessel are currently operating under contract extensions that expire June 30, 2004, while we negotiate longer-term charters on these vessels. While we are confident all of our vessels will be chartered for most of the 2004 work season, we have received no firm commitments for our currently unchartered vessels. Based on ongoing negotiations, we do not expect average day rates to change significantly in 2004. If we are unable to charter all or some of our vessels during the 2004 work season our vessel revenue will be adversely affected.

         Vessel operating costs of $1,040 during the first quarter 2004 decreased 17% sequentially and increased 123% versus the first quarter 2003, outpacing the increase in year-to-year vessel revenue by approximately 73%. As discussed above, the decrease in operating costs sequentially is the result of the vessels being in port during the entire first quarter 2004, while the vessels were in active operations for some of the fourth quarter 2003. The significant increase in vessel operating costs year-on-year is attributable to various factors including the increase in the number of vessels in our fleet. A disproportionate percentage of our vessel operating costs are attributable to the Coastal Bigfoot, which we operate under an agreement with Rederij Waterweg, the owner of the Coastal Bigfoot. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessel. While it costs us more to operate the Coastal Bigfoot than to operate our own vessels we are willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels which should allow us to meet future demand for vessels without incurring the significant expense of purchasing additional vessels

         With the commencement of the 2004 work season and the activation of our chartered vessels, we expect vessel revenue and operating costs to increase substantially during the third and fourth quarters 2004 as compared to the first quarter 2004. As our two supply vessels, the Caspian Maria and Caspian Yelena, are currently in dry-dock pending chartering and with one of our chartered vessels needing repairs during part of the second quarter, it is unclear whether revenue in the second quarter will increase significantly as compared to the first quarter. These same issues make it difficult to determine at this time if our vessel revenue will meet 2003 levels.

         Water Desalinization

         Revenue from product sales in the quarter ended March 31, 2004, was $177, a 75% decrease as compared to the quarter ended December 31, 2003 and a 46% increase in revenue compared to the quarter ended March 31, 2003. Pretax operating loss of $28 during the first quarter 2004, decreased $32 sequentially and increased $27 year-on-year. As product sales of both bulk and bottled water are primarily to oilfield camps in the Bautino area, the significant sequential decrease in revenue is expected during the first quarter when most camps are inactive. The year-on-year increase in product sales is primarily the result of increased demand for bulk water by Agip KCO and other local companies.

         While revenue increased year-on-year, we incurred a pretax operating loss of $28, a $27 increase over the corresponding period in 2003. A significant contributing factor to the increase in loss is transportation costs. In the past Bauta has delivered water purchased without charging the purchaser. As demand for water outside the town of Bautino has increased, the corresponding cost of transportation has significantly increased. As Bauta negotiates new water sales agreements it is incorporating transportation costs into the price charged for water.

         Cost of product sold during the first quarter 2004 decreased by $82 to $101, or 45%, sequentially and increased $11, or 12%, year-on-year in the quarter ended March 31, 2004 , compared to the same period ended March 31, 2003. As discussed in the preceding paragraph, the sequential decrease in cost of product sold is primarily the result of decreased demand for water from the oilfield camps. The year-on-year increase is primarily due to increases in labor and material costs resulting from the increased demand for water. We anticipate water desalinization revenue and costs of product sold to increase in the second, third and fourth quarters 2004, as the work season commences.

         During June 2003, Bauta entered into an agreement with Agip KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. Agip KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will sell water to Agip KCO at a discounted rate over the next five years, with a renewal option for an additional five years. By March 31, 2004, Bauta had received $102 from Agip KCO, which was recognized as deferred revenue. Bauta expects the construction to be completed during the second quarter 2004.

         Corporate Administration

         In the quarter ended March 31, 2004, Corporate Administration generated expenses of $138, a 79% increase over the expenses generated in the quarter ended December 31, 2003, and a 36% increase over the expenses generated in the quarter ended March 31, 2003. The sequential and quarterly increases in operating cost are primarily the result of increased administration arising primarily from increases in staffing and professional fees, such as accounting and legal fees, and travel expenses. We anticipate expenses incurred in corporate administration will remain relatively consistent sequentially through the remainder of 2004, and will show a corresponding year-on-year increase.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $222, or 81%, to $497 for the quarter ended March 31, 2004 compared to the comparable period 2003. The primary contributing factor to the increase in general and administrative expense was increased personnel and related costs, primarily in connection with the our vessel fleet operations. With the increase in operations, we also hired additional accounting and administrative staff in its Almaty and Aktau offices. Otherwise, we believe that increases in non-personnel related general and administrative costs in the first quarter 2004 were consistent with the increase in our revenue.

         Interest Expense

         Interest expense increased 21% to $222 year-on-year for the first quarter 2004. The increase in interest expense was primarily due to the refinancing of certain debt obligations subsequent to the first quarter 2003 with an interest rate increase from 11% to 16%. As a result of the refinance, the principal amount we owed increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. Subsequent to the quarter end, in April 2004, we paid $50 to reduce the principal amount of this debt obligation.

Cash Flow

         In the first quarter, cash provided from operations was $207 as depreciation and amortization, trade accounts receivable, prepaid expenses and other current assets were only partially offset by net loss. Cash used in investing activities was $527 and included advances to equity method investees of $300, payment of deferred dry-docking costs of $63 and the purchase of vessels and equipment of $164. Cash provided by financing activities was $13 with principal payments on notes payable of $50 offset by the issuance of debt of $57.

Financing

         During February 2002, Caspian entered into a note payable agreement with a bank to refinance $3,333. The proceeds were used to restructure related party notes payable collateralized by the Maria and Yelena. During February 2003, Caspian refinanced the note payable in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 and extended the due date to August 2004. On September 2, 2003, the Company borrowed $600 through the existing credit line agreement, $100 of which was used for operations, and $500 of which was advanced to BMB Holding, Inc., a related party, for a short-term note receivable. The Company and the bank have payment terms for these notes with an interest rate of 16 percent and requiring monthly interest payments and periodic principal payments through August 2004, culminating with a balloon payment of $4,150 due on August 15, 2004.

         Notes payable to related parties consisted of the following at March 31, 2004:

      (Stated in thousands)                                    March 31, 2004
      ------------------------------------------------------------------------
      Note payable to a company related through common
        management bearing interest at 0%; no set payments
        required; due on demand; unsecured.                        $   250

      Notes payable to a stockholder bearing interest at 0%
        until January 1, 2003, at which time the notes bear
        interest at 10%; no set payments required; due upon
        demand; unsecured                                          $   592
      ------------------------------------------------------------------------
      TOTAL NOTES PAYABLE TO RELATED PARTIES                       $   842
      ========================================================================

         During February 2004, we loaned an additional $300 to Bautino for the construction of Phase II of the Chagala Hotel. As of March 31, 2004, we have advanced Bautino $700 of our $1,100 commitment, with the remaining $400 to be paid in May 2004. As of March 31, 2004, the foundation, civil and design works for Phase II have been completed, with construction of Phase II scheduled to be complete by September 2004.

         Subsequent to the quarter end, in April 2004, the Company borrowed $2,435 under terms of a note payable agreement with certain shareholders of the Company. The proceeds will be used to pay tax liabilities and to purchase the crew boat. The note bears interest at 9% and is due October 2004.

Forward Looking Information and Cautionary Statement

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact our actual results of operations. We face a number of risks and uncertainties, many of which are beyond our control, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report. Readers should also consider that the operating season for our vessels is dependent upon weather conditions in the north Caspian Sea. Drilling and exploration activities in that region typically commence in late March or early April and continue through late October or early November. Therefore, our vessels are typically inactive from November to March.

         Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.

         The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures.

Item 3. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our Principal Executive Officer and Principal Financial Officer have conducted an evaluation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 5. Other Information

         In February 2004, we committed to the construction of our first state-of-the-art fast crew boat. Crew boats are a rapidly growing segment of the offshore marine services market, allowing oil and gas exploration companies to quickly shuttle personnel and supplies to their offshore installations. Crew boats typically maintain higher utilization rates and have lower maintenance costs compared to supply vessels. Our crew boat will be a 33-meter vessel capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The crew boat will also be equipped as an emergency response craft with a fire pump and monitor. We have committed $2.5 million for the construction and mobilization of the crew boat. We anticipate the vessel will be mobilized and ready to be put into service for the 2005 work season.

         In March 2004, we entered into non-binding letters of intent to acquire interests in two Kazakh companies engaged in providing geophysical data acquisition and interpretation services to oil and gas companies operating in Kazakhstan and the Kazakhstan sector of the Caspian Sea - TatArka LLP and Kazmorgeophizika CJSC. The parties involved in these negotiations are working to finalize a definitive agreement, which we expect to close during the second quarter 2004.

         We are investigating the possibility of developing a marine base and jetty in the port of Bautino. In connection with our investigation, we commissioned geotechnical and bathymetric surveys, which have been completed. We intend to have a detailed engineering planning prepared. Upon completion of the engineering plan, finalization of the design and determination of financing requirements we will make a final determination as to the construction of the marine base and jetty. If we decide to move forward, we hope to commence construction by the end of 2004.

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

                                                   EMPS CORPORATION


May 22, 2004                                       /s/ Mirgali Kunayev
                                                   -----------------------------
                                                   Mirgali Kunayev,
                                                   Principal Executive Officer



May 22, 2004                                        /s/ Laird Garrard
                                                   -----------------------------
                                                   Laird Garrard,
                                                   Principal Financial Officer