Form 10QSB
period 2004-06-30
EMPS CORP
filed 2004-08-23
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2004                                                       000-33215


                                EMPS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                      -------------------------------------
                      (I.R.S. Employer Identification No.)


            2319 Foothill Blvd. Suite 250, Salt Lake City, Utah 84109
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 746-3700
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2004 we had 31,200,000 shares of our $0.001 par value, common stock outstanding.

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           June 30, 2004 and December 31, 2003................................ 3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three months and six months ended
           June 30, 2004 and 2003............................................. 4

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the six months ended June 30, 2004 and 2003........ 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)..... 7

     Item 2.  Managements Discussion and Analysis or Plan of Operation........13

     Item 3.  Controls and Procedures.........................................21



PART II-- OTHER INFORMATION

     Item 2.  Changes in Securities...........................................22

     Item 5. Other Information................................................22

     Item 6.  Exhibits and Reports on Form 8-K................................24

     Signatures...............................................................25

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                    June 30,    December 31,
                                                                                        2004            2003
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                                $    838        $    401
Trade accounts receivable, net of allowance of $16 and $6 respectively                 1,588           1,735
Other receivables                                                                         71               -
Advances to related parties, net                                                         101              48
Inventories                                                                              129              51
Prepaid expenses and other current assets                                                678             322
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   3,405           2,557
-------------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                                   9,870           8,965
Drydocking costs, net                                                                    450             313
Goodwill                                                                                 656               -
Investments                                                                            2,966             124
Notes receivable from related parties                                                    700             407
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 18,047        $ 12,366
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                               $  3,802        $  1,816
Income tax payable                                                                        32           1,338
Deferred revenue                                                                         518              12
Advances from related parties                                                            200               -
Notes payable - related parties                                                        3,845             842
Current portion of long-term debt                                                      4,975           5,200
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             13,372           9,208
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      2,083           1,962
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  31,200,000 and 30,000,000 shares issued and outstanding, respectively                   31              30
Additional paid-in capital                                                             4,731           1,456
Accumulated other comprehensive income (loss)                                             12              (7)
Accumulated deficit                                                                   (2,182)           (283)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             2,592           1,196
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                          $ 18,047        $ 12,366
=============================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                          Three Months Ended June 30,  Six Months Ended June 30,
                                                          ---------------------------  -------------------------
                                                                2004         2003           2004         2003
-----------------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                             $    1,460   $    3,280     $    2,309   $    3,843
Product sales                                                      274          175            451          296
Geophysical service revenues                                       246            -            246            -
-----------------------------------------------------------------------------------------------------------------
  Total Revenues                                                 1,980        3,455          3,006        4,139
-----------------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                           1,598        1,574          2,638        2,040
Cost of product sold                                               101           60            202          150
Geophysical costs of revenues                                      164            -            164            -
Depreciation                                                       212          124            420          389
General and administrative                                         574          776          1,071        1,051
-----------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                                       2,649        2,534          4,495        3,630
-----------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                     (669)         921         (1,489)         509
-----------------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                  (285)        (312)          (507)        (495)
Exchange loss                                                       (4)          (2)            (5)          (2)
Income (Loss) from equity
method investees                                                   117            -            112          (10)
Grant revenue                                                        -            -              -            2
Grant expense                                                        -            -              -           (2)
Other income                                                         2           24              2           45
-----------------------------------------------------------------------------------------------------------------
  Net Other Expense                                               (170)        (290)          (398)        (462)
-----------------------------------------------------------------------------------------------------------------

Net Income (Loss) Before Income Tax
 and Minority Interest                                            (839)         631         (1,887)          47
Provision for income tax                                            (9)        (122)            (9)        (122)
Minority interest                                                  (25)          65             (3)          66
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                           $     (873)  $      574     $   (1,899)  $       (9)
================================================================================================================
Income (Loss) Per Common Share                              $    (0.03)  $     0.02     $    (0.06)  $    (0.00)
================================================================================================================
Weighted Average Common Shares
Outstanding                                                 30,461,538   30,000,000     30,230,769   30,000,000
================================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                                 Six Months Ended June 30,
                                                                                 --------------------------
                                                                                        2004        2003
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                            $ (1,899)   $     (9)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss on disposal of equipment                                                            -           1
  Depreciation and amortization                                                          505         413
  Minority interest                                                                        3         (66)
  Net loss (gain) in equity method investees                                            (112)         10
  Foreign currency exchange loss                                                           5           2
  Changes in current assets and liabilities:
    Trade accounts receivable                                                            378      (1,163)
    Other receivables                                                                    (57)          -
    Prepaid expenses and other current assets                                           (289)          6
    Inventories                                                                          (23)         (2)
    Accounts payable and accrued expenses                                              1,704         981
    Deferred revenue                                                                     223           1
    Income taxes payable                                                              (1,307)        158
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     (869)        332
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Investments                                                                             (210)          -
Cash acquired in purchase of Tatarka                                                     220           -
Advances on related party notes receivable                                              (300)          -
Repayment on related party notes receivable                                                7           -
Payment of drydocking costs                                                             (181)          -
Proceeds from sale of equipment                                                            -           1
Purchase of vessels and equipment                                                     (1,019)       (477)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (1,483)       (476)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties                           3,053         477
Proceeds from issuance of debt                                                            69           -
Change in advances to/from related parties                                                46          11
Principal payments on short-term debt to related parties                                 (50)        (70)
Principal payments on notes payable                                                     (333)       (150)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              2,785         268
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                    4           1
-----------------------------------------------------------------------------------------------------------
Net change in cash                                                                       437         125
Cash at beginning of period                                                              401         132
-----------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $    838    $    257
===========================================================================================================

                                                                                                (Continued)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           5

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(Dollars in thousands except share and per share data)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                    2004        2003
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                           $   349      $  495
--------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                       $ 1,316      $    2
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing information:
--------------------------------------------------------------------------------------------------------
Accrued interest converted to a note payable                                     $     -      $  366
Issuance of stock for investment in TatArka                                      $   546      $    -
Issuance of stock for investment in Kazmorgeophysica                             $ 2,730      $    -
--------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        6

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited ("Caspian"), CJSC Bauta ("Bauta"), and TatArka LLP ("TatArka"), collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of EMPS Corporation for the years ended December 31, 2003 and 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Business Condition -- The Company has accumulated deficits of $2,182 and $283 as of June 30, 2004 and December 31, 2003, respectively, and has negative working capital of $9,967 and $6,651 as of June 30, 2004 and December 31, 2003, respectively. The Company has bank debt of $4,937 shown as a current liability because of its August 2004 due date and because the payment terms with the bank have not been fully determined. The Company hopes to refinance this obligation with payment terms that extend into the future.

The Company is subject to seasonal fluctuation in its vessel operations marked by decreased revenue during winter months. The Company has net a loss of $1,899 and $192 for the six and twelve months ended June 30, 2004 and December 31, 2003, respectively. The Company's operations used cash of $869 and provided cash of $1,746 for the six and twelve months ended June 30, 2004 and December 31, 2003, respectively. Through negotiations with the bank to structure its debt payments, and generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2004. If needed, certain shareholders are prepared to assist the company on a short-term basis with cash advances. During the six months ended June 30, 2004, certain shareholders and a company related through common ownership provided $3,053 to the Company for 9% and 10% short-term notes due October and December 2004.

Reclassifications -- Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

NOTE 2 - ACQUISITION OF TATARKA AND KAZMORGEOPHYSICA

On May 26, 2004, EMPS closed its acquisition of all of the membership interests of TatArka LLP ("TatArka") and 50% of the outstanding common stock of Kazmorgeophysica CJSC ("KMG") in exchange for total consideration of $3,276 which consisted of EMPS issuing 200,000 shares of common stock in exchange for all of the membership interests in TatArka and 1,000,000 shares of common stock in exchange for 50% of the outstanding common stock of KMG. The consideration given and the purchase price were recorded at the estimated fair value of the stock issued, or $3,276. The remaining 50% of the outstanding common stock of KMG not purchased by EMPS was held by the Chairman and CEO of EMPS before and after the acquisition.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


TatArka was formed as a limited liability partnership under the laws of Kazakhstan on July 17, 2001 to provide seismic data acquisition services to onshore oil and gas exploration companies operating in the Republic of Kazakhstan. Most of TatArka's customers are foreign oil and gas corporations operating in Kazakhstan.

Kazmorgeophysica was organized under the laws of Kazakhstan on February 12, 2002 to provide seismic data acquisition services to offshore oil and gas exploration companies operating in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone. The Company also provides seismic data interpretation through its joint venture data processing center with PGS Onshore, Inc. (Texas) and Help, LLP (Kazakhstan). Most of KMG's customers are Kazakh oil and gas corporations operating in Kazakhstan.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition and interpretation services, TatArka and Kazmorgeophysica often contract with the other to provide services for their respective customers.

The Company acquired TatArka and the investment in Kazmorgeophysica in an effort to enhance the services offered to the onshore and offshore oil and gas exploration and development industry operating in the Kazakh Sector of the North Caspian Sea.

The purchase price for the acquisitions of TatArka and stock interest in KMG was $546 and $2,730, respectively, or $2.73 per share. EMPS estimated the value of the 1,200,000 shares of common stock issued based on the quoted market price of the EMPS common stock on May 26, 2004, adjusted for the effects of quantities traded, and price fluctuations between the acquisition date and the prices during July 2004, through which an active market in EMPS stock was established.

EMPS allocated the $546 purchase price related to the 200,000 shares issued for TatArka to the assets acquired and liabilities assumed on May 26, 2004, based on their estimated fair values. The $655 excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill because EMPS is in the process of identifying and valuing the intangible assets, if any. Since EMPS is in the process of determining valuations of certain intangible assets or resulting goodwill the allocation of the purchase price is subject to refinement. The TatArka assets acquired and liabilities assumed were as follows:

         ------------------------------------------------------------------
         Assets Acquired
         Current assets                                              $ 573
         Receivables from related parties                               97
         Property and equipment                                        214
         Goodwill                                                      656
         ------------------------------------------------------------------
         Total Assets Acquired                                       1,540
         ------------------------------------------------------------------
         Liabilities Assumed
         Current liabilities                                           762
         Deferred revenue                                              232
         ------------------------------------------------------------------
         Total Liabilities Assumed                                     994
         ------------------------------------------------------------------
         Net Assets Acquired                                         $ 546
         ==================================================================

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


The purchase price of $2,730 for 50% of the KMG common stock was accounted for in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, and the difference between the cost of the investment and the amount of underlying equity in net assets of KMG was accounted for as if KMG were a consolidated subsidiary, and therefore EMPS recognized equity method goodwill of $2,654.

The following pro forma operating information for the six months ended June 30, 2004 and 2003 have been prepared to present the effects of the acquisitions as though the acquisitions had occurred on January 1, 2004 and 2003, respectively. The pro forma financial information is illustrative of the effects of the acquisitions and does not necessarily reflect results of operations that would have resulted had the acquisitions actually occurred at those dates. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                       ------------------------------- --------------------------
                                             2004             2003       2004             2003
-------------------------------------------------------------------------------------------------
Revenue                                    $ 2,019          $ 5,213     $  3,078         $ 5,897
Net Income (Loss)                          $  (998)         $   730     $ (2,067)        $  (126)
Net Income (Loss) Per Common Share         $ (0.04)         $  0.02     $  (0.07)        $     -
-------------------------------------------------------------------------------------------------

NOTE 3 - VESSELS AND EQUIPMENT

In February 2004, Caspian entered into an agreement for the construction and purchase of a new high speed aluminum crew boat. The boat is a 33 meter boat capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The Company has paid $600 towards the contract price of $1,800 with the remainder due at various progress points. The vessel is tentatively scheduled for mobilization to the Caspian Sea at the start of the 2005 work season.

During June, 2004, the Company entered into an agreement for the purchase of a used 45m shallow draft multi-purpose utility vessel for $575. The Company made a $58 deposit in June 2004 and paid the remaining $517 in July 2004. The vessel has accommodation facilities for up to 20 client passengers, and a back deck area of 170sqm for the deployment of survey equipment. The vessel is also equipped with electric bow thrusters, making it a highly maneuverable vessel. The Company took possession of the vessel on July 7, 2004 and re-named it the Caspian Galiya. The Caspian Galiya is currently in drydock undergoing repairs and certification. The Caspian Galiya is expected to be on charter beginning the first week of September 2004, through the end of the operating season.

The Company's vessels Caspian Maria and Caspian Yelena have undergone a scheduled drydocking during the winter months of 2004 and have not been on contract since the related contracts expired in November 2003. During April 2004, the Caspian Dinara underwent an unscheduled drydocking for repairs. Current contract periods and extension provisions for all vessels are as follows:

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


Vessel                               Contract Expiration       Extension Option
--------------------------------------------------------------------------------
Baskunchak                              November 2006                    1-year
Caspian  Eva                             October 2004                    1-year
Caspian Maria                           November 2004                      -
Caspian Yelena                                      -                      -
Caspian Dinara                          November 2006                    1-year
Coastal Bigfoot                          October 2004                      -
--------------------------------------------------------------------------------

NOTE 4 - DEFERRED REVENUE

During June 2003, Bauta entered into an agreement with Agip KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. Agip KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will sell water to Agip KCO at a discounted rate over 5 years with a renewal option for an additional 5 years. By June 30, 2004, Bauta received $102 from Agip KCO which was recognized as deferred revenue. Construction was completed during June 2004 and in July 2004, Agip KCO advanced the remaining $38. During June 2004, the Company began selling water to Agip KCO at the contracted rates and began amortizing the deferred revenue.

NOTE 5 - NOTES PAYABLE

During January and March 2004 the Company's subsidiary, Bauta, entered into two short-term loan agreements with banks for an aggregate $70 in notes payable with a weighted-average interest rate of 18.6%. At June 30, 2004, $33 had been repaid. In July 2004, $15 was repaid and the remaining $22 due in October 2004. At June 30, 2004, the Company had total notes payable to banks in the amount of $4,937, primarily due August of 2004. The Company and the banks are currently structuring payment terms for the notes. As a result, the entire amount is classified on the balance sheet as a current liability. The company also has $38 of notes payable with no established terms.

NOTE 6- COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid another company owned by a shareholder, note holder and officer of Caspian, $25 and $61 for the six months ended June 30, 2004 and 2003, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

Notes Receivable -- In December 2003, the Company entered into an agreement with Bautino Development Company to provide $1,100 in funding to build, furnish and equip the phase-two addition to the hotel. The Company plans to provide the loan to Bautino Development Company in installments, which began during December 2003 in amounts ranging from $400 to $100. Through June 30, 2004, the Company advanced $700 in accordance with the agreement. Interest will begin accruing upon the completion of phase two or no later than January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino Development Company to repay the loan in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008.

Payables -- TatArka and Kazmorgeophysica often contract with the other to provide services for their respective customers. At June 30, 2004, TatArka had a payable to KMG in the amount of $197 for services received prior to May 26, 2004. As the Company's investment in KMG is not consolidated, these transactions have not been eliminated and are reported as accounts payable.

Notes Payable -- During April and June 2004, the Company's subsidiary, Caspian, entered into two short-term loan agreements from a group of shareholders and a company related through common management for an aggregate $3,053 in notes payable. These notes bear interest at nine and ten percent interest and are due in October and December 2004. At June 30, 2004, the Company had total notes payable to related parties of $3,845.

NOTE 8 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in four segments of its business, namely: Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The vessel operations, water desalinization and geophysical services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

As of and for the six months            Vessel          Geophysical                 Water               Corporate
ended June 30, 2004                   Operations          Services             Desalinization        Administration       Total
---------------------------------------------------------------------------------------------------------------------------------
Sales to external customers            $  2,309          $    246                 $    451              $      -         $ 3,006
Intersegment sales                            -                 -                        -                    76              76
Depreciation and amortization               399                 3                       17                     1             420
Interest expense                            501                 -                        3                     3             507
Income (loss) from equity
  method investees                          (52)              164                        -                     -             112
Provision for taxes                           -                 9                        -                     -               9
Minority interest                             -                 -                        3                     -               3
Segment income (loss)                    (1,914)              203                        4                  (192)         (1,899)
Segment assets                           12,373             4,562                    2,663                   597          20,195
Investments in equity
method investees                             72             2,894                        -                     -           2,966

For the six months                      Vessel          Geophysical                 Water               Corporate
ended June 30, 2003                   Operations          Services             Desalinization        Administration       Total
---------------------------------------------------------------------------------------------------------------------------------
Sales to external customers            $  3,843          $      -                 $    296              $      -         $ 4,435
Depreciation and amortization               370                 -                       18                     1             407
Interest expense                            491                 -                        -                     4             495
Income (loss) from equity
  method investees                          (10)                -                        -                     -             (10)
Provision for taxes                         122                 -                        -                     -             122
Minority interest                             -                 -                       66                     -             132
Segment income (loss)                       282                 -                      (85)                 (206)            (94)

                                        Vessel          Geophysical                 Water               Corporate
As of December31, 2003                Operations          Services             Desalinization        Administration       Total
---------------------------------------------------------------------------------------------------------------------------------
Segment assets                         $ 11,478          $      -                 $  2,389              $     58        $ 16,314
Investments in equity
method investees                            313                 -                        -                     -             313

Consolidated Total Assets
June 30,                                                                              2004                  2003
-----------------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                              $ 20,195              $ 16,314
Elimination of intersegment assets                                                  (2,148)               (1,559)
-----------------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                         $ 18,047              $ 14,755
=================================================================================================================

                                       12

Item 2.  Management's Discussion and Analysis or Plan of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Business Review

         During the second quarter 2004, we operated four business segments:
Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)

                                               Second Quarter                  Six Months
                                                               %                                 %
                                       2004         2003     Change     2004        2003      Change
                                       ----         ----     ------     ----        ----      ------
VESSEL OPERATIONS
Operating Revenue                   $  1,460     $  3,280      55%    $  2,309    $  3,843      40%
Pretax Operating Income/(Loss)1     $ (1,054)    $    762     238%    $ (1,914)   $    282     779%

GEOPHYSICAL SERVICES
Operating Revenue                   $    246     $      -      n/a    $    246    $      -      n/a
Pretax Operating Income/(Loss)1     $    212     $      -      n/a    $    212    $      -      n/a

WATER DESALINIZATION
Operating Revenue                   $    274     $    175      57%    $    451    $    296      52%
Pretax Operating Income/(Loss)1     $     32     $    (84)    138%    $      4    $    (85)    105%

CORPORATE ADMINISTRATION
Operating Revenue                   $      -     $      -      n/a    $      -    $      -      n/a
Pretax Operating Income/(Loss)1     $    (63)    $   (104)     13%    $   (192)   $   (206)      7%

 Three Months ended June 30, 2004 Compared to the Three Months Ended June 2003

Revenue

         Total revenue for the three months ended June 30, 2004, was $1,980 compared to $3,455 during the same three months ended June 30, 2003, a decrease of 43%. Total operating expenses increased by $115 or 5% to $2,649 in the second quarter 2004, compared to the same quarter 2003. Loss from operations for the period ended June 30, 2004, was $669, compared to income from operations of $921 during the three months ended June 30, 2003, a $1,590 or 173% decrease in income from operations. Net loss for the second quarter 2004 was $873 versus net income of $574 in 2003, a decrease of 252%.

--------
1 Pretax operating loss represents income before taxes and minority interest.

         Vessel Operations revenue of $1,460 increased 71% compared to the first quarter of 2004, and decreased 55% compared to the same quarter of 2003. Pretax operating loss of $1,054 increased 24% sequentially and 238% year-on-year.

         On May 26, 2004, we acquired 100% of the outstanding partnership interests in TatArka LLP, a Kazakhstan limited liability partnership ("TatArka") and 50% of Kazmorgeophysica CJSC, a Kazakh corporation ("KMG"). TatArka provides geophysical services on land, including seismic data acquisition services to oil and gas exploration companies operating in the Republic of Kazakhstan and KMG provides marine and transition zone seismic data acquisition and processing services to oil and gas exploration companies operating in the Kazakh sector of the Caspian Sea. During the quarter ended June 30, 2004, revenue from geophysical services was $246, with pretax operating income of $212.

         Water Desalinization revenue of $274 was 55% greater sequentially and 57% higher year-on-year. The pretax operating income at June 30, 2004, was $32 compared to a loss of $28 in the first quarter 2004 and a loss of $85 in the second quarter 2003.

         The Corporate Administration segment of the Company's business refers primarily to the administration of Company affairs in the United States. Corporate Administration generated a pretax operating loss of $63 during the second quarter 2004, which represents a 39% decrease compared to the first quarter 2004 and a 7% decrease compared to the same quarter of 2003.

         Due to weather conditions in the north Caspian Sea where our operations are centered, exploration and production activities typically do not begin until late March or early April, thus limiting our revenue and cash flow from vessel operations and water desalinization during the first fiscal quarter of each year. Therefore, significant increases in second quarter income are typical. The decrease in vessel revenue in the second quarter 2004 compared to the corresponding quarter of 2003 is the result of underutilization of our vessels during the second quarter 2004.

         Vessel Operations

         Second quarter revenue of $1,460 increased 72% sequentially and decreased 40% year-on-year. Pretax operating loss of $1,054 during the second quarter 2004 increased 23% compared to the first quarter 2004 and increased 238% compared to the second quarter 2003.

         The increase in revenue from the first quarter to the second quarter is typical because weather conditions do not permit our clients to conduct their exploration, development and production activities from January to March. Therefore, our vessels were not in operation during the first quarter 2004. While the vessels were not in operation during the first quarter, typically, our vessel charters provide for the payment of winter day rates, which are generally significantly less than the day rates paid by our clients during active operations.

         The significant decrease in revenue and change from pretax operating profit to pretax operating loss in the second quarter 2004 compared to the second quarter 2003 is the direct result of two of our vessels, the Caspian

Yelena and the Caspian Maria, being unchartered and inactive during the entire second quarter 2004. Also, for much of the second quarter 2004, the Caspian Dinara was out of service for unexpected repairs.

         During the quarter ended June 30, 2003, we had four vessels in our fleet. During the quarter ended June 30, 2004, we had six vessels in our fleet. Vessel revenues are affected by utilization and day rates. Although we had more vessels in our fleet in the second quarter 2004 as compared to 2003, utilization decreased in 2004, by virtue of three of our vessels being inactive for all or most of the second quarter 2004, while average day rates remained flat from the second quarter 2003 to 2004.

         At the end of the second quarter 2004, we acquired a 45 meter multi-purpose shallow draft utility vessel. This vessel can accommodate up to 20 client passengers and has a 170 sqm back deck area that can be used for deploying survey equipment. We took possession of the vessel in July 2004. The vessel has been named the Caspian Galiya and is currently in drydock for repairs and certification. The Caspian Galiya is under charter beginning the first week of September 2004 through the end of the 2004 work season.

         Our two accommodation vessels are chartered through November 2006. One of our supply vessels, the Caspian Maria, was placed into service on August 6, 2004, under a temporary one month tender, with the possibility of extending the charter through the end of the 2004 work season. We continue to negotiate the charter of the Caspian Yelena, and hope to have it in service by the end of August. Our multi-purpose supply and tugboat and our multi-purpose survey vessel are under charter through the end of October 2004.

         We anticipate chartering all or most of our fleet of vessels before the end of the third quarter 2004, firm commitments for two of our currently unchartered vessels have been received. Based on ongoing negotiations, we expect average day rates to increase for the third and fourth quarters for some of our vessels, due to high demand towards the end of the operating season in 2004. As evidenced by the decrease in our vessel revenue for the second quarter 2004 compared to 2003, if we are unable to charter all or some of our vessels during the remainder of the 2004 work season our vessel revenue may continue to be adversely affected.

         Vessel operating costs of $1,598 during the second quarter 2004 increased 54% sequentially and 2% compared to the second quarter 2003. As discussed above, the increase in operating costs is the result of our vessels being active during the entire second quarter 2004, while all vessels were inactive during the first quarter 2004. Year-on-year vessel operating costs were almost flat. While we had three vessels that were not earning revenue for most or all of the second quarter 2004, we continue to incur many of the costs we would incur if the vessels were in active operations. Moreover, a disproportionate percentage of our vessel operating costs are attributable to the Coastal Bigfoot, which was in active operations during the second quarter 2004. We operate the Coastal Bigfoot under an agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessel. While it costs us more to operate the Coastal Bigfoot than to operate our own vessels we are willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels which should allow us to meet future demand for vessels without incurring the significant expense of purchasing additional vessels

         We anticipate that the significant reduction in vessel revenues in the second quarter 2004 compared to 2003, will not continue through the third quarter 2004.

         Geophysical Services

         At the end of May 2004, we finalized the acquisition of 100% of the outstanding membership interests of TatArka and 50% of the outstanding common stock of KMG. In accordance with accounting principles generally accepted in the United States of America, as a wholly owned subsidiary, the financial statements of TatArka are consolidated with and reflected in the EMPS Corporation financial statements. Our 50% interest in KMG has been accounted for as an investment in an equity method investee.

         Revenue from geophysical services during the quarter ended June 30, 2004 was $246, with realized pretax operating income of $212.

         We anticipate revenue and the costs of providing geophysical services will continue to increase as we fulfill contracts we have in place and as we acquire additional contracts to provide services.

         Water Desalinization

         Revenue from product sales in the quarter ended June 30, 2004, was $274, a 55% increase as compared to the quarter ended March 31, 2004 and a 57% increase in revenue compared to the quarter ended June 30, 2003. Pretax operating income was $32 during the second quarter 2004 compared to a pretax operating loss of $28 during the first quarter 2004, and an $84 pretax operating loss during the second quarter 2003. As product sales of both bulk and bottled water are primarily to oilfield camps in the Bautino area, a significant increase in revenue is typical in the second quarter when most camps become active. The year-on-year increase in product sales is primarily the result of increased demand for bulk water by Agip KCO and other local companies.

         Cost of product sold during the second quarter 2004 of $101 was flat sequentially and increased $41 or 68% year-on-year. As discussed in the preceding paragraph, the year-on-year increase in cost of product sold is primarily the result of increases in labor and material costs resulting from the increased demand for water. We anticipate water desalinization revenue and costs of product sold during the third quarter to be consistent with the second quarter and to decrease during the fourth quarter 2004, as the work season ends.

         During June 2003, Bauta entered into an agreement with Agip KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. Agip KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will sell water to Agip KCO at a discounted rate over the next five years, with a renewal option for an additional five years. During the quarter, Bauta received no funds from Agip KCO. Bauta finished construction of the storage tank in June 2004. Subsequent to quarter end, in July 2004, Bauta received the remaining $38 from Agip KCO. The full $140 has been recognized as deferred revenue. During June 2004, Bauta began selling water to Agip KCO at the contracted rate and began amortizing the deferred revenue.

         Corporate Administration

         In the quarter ended June 30, 2004, Corporate Administration generated expenses of $54, 61% and 48% decreases sequentially and year-on-year, respectively. The decreases compared to the first quarter 2004, and the second quarter 2003, are primarily the result of efforts of our concerted effort to control costs. We anticipate expenses incurred in corporate administration throughout the remainder of 2004 to remain consistent with those incurred in the second quarter 2004.

Consolidated Results

         General and Administrative Expense

         General and administrative expense decreased by $202, or 26%, to $574 for the quarter ended June 30, 2004 compared to the comparable period of 2003. The primary contributing factor to the decrease in general and administrative expense was a concerted effort to control general and administrative costs.

         Interest Expense

         Interest expense decreased 9% to $285 in the second quarter 2004, compared to the second quarter 2003. The decrease in interest expense was primarily due to the refinancing of certain debt obligations subsequent to the second quarter 2003 with an interest rate increase from 11% to 16%. As a result of the refinance, the principal amount we owed increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. During the quarter we paid $50 to reduce the principal amount of this debt obligation

    Six Months ended June 30, 2004 Compared to the Six Months Ended June 2003

Revenue

         Total revenue for the six months ended June 30, 2004, was $3,006 compared to $4,139 during the six months ended June 30, 2003, a decrease of 27%. Total operating expenses increased by $865 or 24% to $4,495 in the six months ended June 30, 2004, compared to the comparable six months ended June 30, 2003. Loss from operations for the six month period ended June 30, 2004, was $1,489, compared to income from operations of $509 during the six months ended June 30, 2003, a $1,998 or 393% decrease in income from operations. Net loss for the six months ended June 30, 2004, was $1,899 compared to a net loss of $9 in the corresponding period 2003, an increase of $1,890.

         Vessel Operations revenue of $2,309 decreased 40% in the six months ended June 30, 2004, compared to the same period 2003. Vessel operations provided a loss of $1,914 for the six months ended June 30, 2004, compared to income of $282 for the comparable period of 2003.

         During the six months ended June 30, 2004, revenue from geophysical services was $246, with operating income of $212.

         Water Desalinization revenue of $451 was 52% greater during the six months ended June 30, 2004, compared to the 2003. Operating income of $4 for the six months ended June 30, 2004, was $89 greater compared to the same period 2003.

         During the six months ended June 30, 2004, Corporate Administration generated a pretax operating loss of $192, which represents a 7% decrease over the corresponding six month period of 2003.

         The decrease in vessel revenue in the six months ended June 30, 2004 compared to the corresponding period of 2003 is the result of underutilization of our vessels during the second quarter 2004.

         Vessel Operation

         Revenue for the six months ended June 30, 2004, of $2,309 was a 40% decrease compared to June 30, 2003. Pretax operating loss of $1,914 for the six months ended June 30, 2004 was a 779% increase compared to the same period ended June 30, 2003.

         The significant decrease in revenue and change from pretax operating profit to pretax operating loss is the direct result of two of our vessels, the Caspian Yelena and the Caspian Maria, being unchartered and inactive during the entire second quarter 2004. Also, for much of the second quarter 2004, the Caspian Dinara was out of service for unexpected repairs.

         During the six months ended June 30, 2003, we had four vessels in our fleet. During the six months ended June 30, 2004, we had six vessels in our fleet. Vessel revenues are affected by utilization and day rates. Although we had more vessels in our fleet in 2004 and vessel day rates remained flat from 2003 to 2004, vessel utilization actually decreased in the first six months of 2004, by virtue of three of our vessels being inactive for all or most of the 2004 work season.

         We anticipate chartering all or most of our fleet of vessels before the end of the third quarter 2004, firm commitments for two of our currently unchartered vessels have been received. Based on ongoing negotiations, we expect average day rates to increase for the third and fourth quarters for some of our vessels, due to high demand towards the end of the operating season in 2004. As evidenced by the decrease in our vessel revenue for the second quarter 2004 compared to 2003, if we are unable to charter all or some of our vessels during the remainder of the 2004 work season our vessel revenue may continue to be adversely affected

         Vessel operating costs of $2,638 during the six months ended June 30, 2004, increased 29% compared to the same period ended June 30, 2003. This increase in vessel operating costs is primarily the result of the increase in the size of our fleet from four vessels at June 30, 2003, to six vessels at June 30, 2004. While we had three vessels that were inactive for most or all of the second quarter 2004, we continue to incur many of the costs we would incur if the vessels were in active operations. Moreover, a disproportionate percentage of our vessel operating costs are attributable to the Coastal Bigfoot, which has been under charter for the 2004 work season. We operate the Coastal Bigfoot under an agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessel. While it costs us more to operate the Coastal Bigfoot than to operate our own vessels we are willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels which should allow us to meet future demand for vessels without incurring the significant expense of purchasing additional vessels

         We anticipate that the significant reduction in vessel revenues in the second quarter 2004 compared to 2003, will not continue through the third quarter 2004.

         Geophysical Services

         Revenue from geophysical services for the six months ended June 30, 2004 was $246. During the six months ended June 30, 2004, we realized operating income of $212 from geophysical services, including income of $164 from KMG. Costs of providing geophysical services for the six months ended June 30, 2004, was $207.

         We anticipate revenue and the costs of providing geophysical services will continue to increase as we fulfill contracts we have in place and as we acquire additional contracts to provide services.

         Water Desalinization

         Revenue from product sales for the six months ended June 30, 2004, was $451, a 52% increase as compared to the corresponding period of 2003. Pretax operating income of $4 at June 30, 2004, is an $89 increase over the pretax operating loss of $85 during the six months ended June 30, 2003. This increase in product sales is primarily the result of increased demand for bulk water by Agip KCO and other local companies.

         Cost of product sold during the six months ended June 30, 2004, of $202 increased 35% compared to the same six month period ended June 30, 2003. This increase in cost of product sold is primarily the result of increases in labor and material costs resulting from the increased demand for water.

         Corporate Administration

         During the six months ended June 30, 2004, Corporate Administration generated expenses of $268, an increase of $61 compared to June 30, 2003. This decrease is primarily the result of our concerted efforts to control costs.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased $20, or 2%, to $1,071 for the six months ended June 30, 2004, compared to the comparable period 2003. General and administrative costs have remained essentially unchanged as a result of our efforts to control general and administrative expenses. We will continue our efforts to control increases in general and administrative expenses.

         Interest Expense

         Interest expense increased 2% to $507 for the six month period ended June 30, 2004 compared to the six months ended June 30, 2003. Interest expense remained relatively flat over the 2003 and 2004 periods as decreases in interest expense resulting from the refinancing of certain debt obligations subsequent to the second quarter 2003 with an interest rate increase from 11% to 16%. As a result of the refinance, the principal amount we owed increased from $5,186 to $5,553 after including accrued interest in the refinanced principal. Subsequent to the quarter end, in April 2004, we paid $50 to reduce the principal amount of this debt obligation. The decrease in interest expense during the six months ended June 30, 2004, was partially offset by interest expense incurred in connection with two short-term loans entered into by Bauta for an aggregate of $70, bearing a weighted-average interest rate of 18.6% during the second quarter 2004. At June 30, 2004, $33 had been repaid and the remaining $37 was repaid in July 2004.

Cash Flow

         At June 30, 2004, cash used in operations was $869 as net loss, income tax payable, net loss in equity method investees, other receivables, and prepaid expenses and inventories were only partially offset by accounts payable and accrued expenses, depreciation and amortization, trade accounts receivable and deferred revenue. Cash used in investing activities was $1,483 and included investments, advances on related party notes receivable, payment of drydocking costs and purchase of vessels and equipment offset primarily by cash acquired in the purchase of TatArka. Cash provided by financing activities was $2,785 with proceeds from the issuance of short-term debt to related parties, proceeds from the issuance of other debt and changes in advances to/from related parties only partially offset by principal payments on short-term debt to related parties and principal payments on notes payable.

Financing

            During February 2002, Caspian entered into a note payable agreement with a bank to refinance $3,333 used to finance initial asset acquisitions. The proceeds were used to restructure related party notes payable collateralized by the Maria and Yelena. During February 2003, Caspian refinanced the note payable in the amount of $3,333 plus accrued interest of $367 for a total amount of $3,700 and extended the due date to August 15, 2004. The Company is currently negotiating with the bank to extend the term of the notes.

         Notes payable to related parties consisted of the following at June 30, 2004:

(Stated in thousands)                                              June 30, 2004
--------------------------------------------------------------------------------
   Note payable to a company related through common management bearing interest at 10%; no set payments required; due on
   demand; unsecured.                                                 $   200

   Notes payable to a stockholder bearing interest at 10% until
   January 1, 2003, at which time the notes bear interest at 10%;
   no set payments required; due upon demand; unsecured               $   592

   Note payable to Company related through common Management
   bearing interest at 10%; due December 2004; unsecured              $   600

   Note payable to a voting trust of shareholders bearing
   Interest at 9%; due October 2004; unsecured                        $ 2,453
--------------------------------------------------------------------------------

   TOTAL NOTES PAYABLE TO RELATED PARTIES                             $ 3,845
================================================================================

         We did not advance any funds to Bautino for the construction of Phase II of the Chagala Hotel during the quarter ended June 30, 2004. We are required to advance an additional $400 for construction by the end of the year. As of June 30, 2004, the foundation, civil and design works and outside framing for Phase II have been completed. Construction of Phase II is scheduled to be complete and the hotel ready to operate during the fourth quarter 2004.

         During the quarter we agreed to purchase the vessel now known as the Caspian Galiya for $575. We made a $58 down payment in June 2004 and paid the remaining $517 in July 2004.

Forward Looking Information and Cautionary Statement

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact our actual results of operations. We face a number of risks and uncertainties, many of which are beyond our control, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report. Readers should also consider that the operating season for our vessels is dependent upon weather conditions in the north Caspian Sea. Drilling and exploration activities in that region typically commence in late March or early April and continue through late October or early November. Therefore, our vessels are typically inactive from November to March and demand for water and onshore accommodations also decreases significantly as exploration activities during this time are limited.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2004.

         During the quarter we issued 200,000 restricted common shares to the three holders of the outstanding partnership interests in TatArka in exchange for their partnership interests. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act.

         During the quarter we issued 1,000,000 restricted common shares to the holder of 50% of the outstanding common stock of KMG in exchange for its 50% interest in KMG. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act.

Item 5.  Other Information

         As discussed herein, during the quarter we consummated the acquisition of interests in TatArka LLP and Kazmorgeophysica CJSC. Following is additional information about each of those entities.

         TatArka LLP

         TatArka was formed on July 17, 2001, under the laws of the Republic of Kazakhstan. The principle executive offices of TatArka are located at 63 Dostyk Street in Almaty, Kazakhstan. TatArka provides 2D and 3D seismic data acquisition services to companies engaged in onshore oil and gas exploration in the Republic of Kazakhstan. TatArka provides its services under project specific partnerships with other local service providers as required by the Republic of Kazakhstan. TatArka has held a general state license to conduct geophysical works since September 4, 2001.

         The onshore seismic market in Kazakhstan is comparably mature and is dominated by local companies. The acquisition of onshore seismic data requires considerably less effort, and is less complex, than the acquisition of offshore seismic data. As a result onshore seismic data acquisition services are far less expensive than offshore services.

         The current onshore seismic data acquisition services market in Kazakhstan is dominated primarily by four local companies: Kazakhstancaspishelf, Azimut, SIF Dank and TatArka. Most of TatArka's competitors have acquired and rely upon up-to-date recording systems and vibrator energy sources in performing their services. Until recently, TatArka has leased the recording systems and vibrators it used to provide its services. To allow it to compete more favorably in the market, in June 2004, TatArka entered into a $2,500,000 Credit Line Agreement with KazKomertz Bank in Almaty, Kazakhstan so it could purchase up-to-date equipment. TatArka has drawn down approximately $2,150,000 of its credit line to purchase five vibrator energy source trucks. The loan provides of repayment terms through July 2005, with an interest rate of 14%.

         TatArka currently has 140 employees, including 40 full time employees.

         Kazmorgeophysica CJSC

         KMG was incorporated on February 12, 2002, under the laws of the Republic of Kazakhstan. The principal executive offices of KMG are located at 63 Dostyk Street in Almaty, Kazakhstan. KMG provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea. KMG also provides seismic data processing and interpretation services through a revenue sharing agreement with the PGS-GIS Centre data processing center in Almaty. KMG has held a general state license to conduct geophysical works since May 29, 2002.

         In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing. The first modern marine seismic survey was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced that the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea would likely occur in late 2004 or early 2005. We expect that the release of new license blocks will attract significant interest form the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services and data processing.

         The complexity of modern marine seismic data collection methods, and the associated costs, has meant that only large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. KMG believes this trend will change as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the laws of Kazakhstan to provide marine seismic services the service provider must meet the country's local content requirements, either through local ownership or by partnership. The other 50% owner of KMG is 100% owned by a Kazakh entity, which satisfies the local content requirement and gives KMG an advantage over its international competitors.

         KMG currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and four international firms, Westerngeco, CGG, PGS and Veritas. As discussed above, the international firms are required to tender with a local partner to satisfy the local content requirements of Kazakhstan.

         KMG has invested $300,000 in the past two years to purchase geophysical equipment. KMG currently has 30 employees, including 10 full time employees.

         During the quarter Paul Roberts, our Chief Operating Officer and a director, was appointed by the board of directors to act as the interim Chief Financial Officer while Laird Garrard, our Chief Financial Officer, has been on leave attending to personal matters. Also during the quarter, Louis Naegle resigned as President of the Company. The board of directors appointed Stephen Smoot to act as President on an interim basis. Following is a brief description of the business experience of Mr. Smoot.

         Stephen Smoot. During the past five years Mr. Smoot has been self-employed as a consultant in the area of foreign technology development and transfer. Mr. Smoot assisted in forming Caspian Service Group Limited in December 1999, and served as President of Caspian Services from inception until February 2002. Mr. Smoot is not a director in any other reporting company. Mr. Smoot is 50 years old.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         In accordance with the provisions of Regulation FD, on May 27, 2004, we filed a Current Report on Form 8-K incorporating a press release of the same day disclosing the consummation of our agreements to acquire 100% of TatArka and 50% of KMG.

         On June 10, 2004, we filed a Current Report on Form 8-K disclosing the details of our acquisition of 100% of TatArka and 50% of KMG. This Current Report was subsequently amended on August 9, 2004 to provide required financial statements and pro forma financial information.


         (B) Exhibits. The following exhibits are included as part of this report:

         Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EMPS CORPORATION


August 20, 2004                                 /s/ Mirgali Kunayev
                                               ---------------------------------
                                               Mirgali Kunayev,
                                               Chief Executive Officer



August 20, 2004                                 /s/ Paul Roberts
                                               ---------------------------------
                                               Paul Roberts,
                                               Interim Chief Financial Officer