Form 10QSB
period 2004-09-30
EMPS CORP
filed 2004-11-22
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2004                                                     000-33215


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 2004 we had 31,200,000 shares of our $0.001 par value, common stock outstanding.

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           September 30, 2004 and December 31, 2003.......................    3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three months and nine months ended
           September 30, 2004 and 2003....................................    4

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the nine months ended September 30,
           2004 and 2003..................................................    5

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)....................................................    7

     Item 2.  Management's Discussion and Analysis........................   14

     Item 3.  Controls and Procedures.....................................   22


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................   23

     Signatures...........................................................   23

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                                               September 30,    December 31,
                                                                                        2004            2003
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                             $       234     $       401
Trade accounts receivable, net of allowance of $16 and $6 respectively                 3,434           1,735
Other receivables                                                                        380               -
Advances to related parties, net                                                         142              48
Inventories                                                                              184              51
Prepaid expenses and other current assets                                                888             322
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   5,262           2,557
-------------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                                  13,237           8,965
Drydocking costs, net                                                                    437             313
Goodwill                                                                                 663               -
Investments                                                                            2,926             124
Notes receivable from related parties                                                    917             407
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $    23,442     $    12,366
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                            $     4,966     $     1,816
Income tax payable                                                                       650           1,338
Deferred revenue                                                                         155              12
Advances from related parties                                                            330               -
Notes payable - related parties                                                        3,995             842
Current portion of long-term debt                                                      3,339           5,200
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             13,435           9,208
-------------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                                4,401               -
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      2,116           1,962
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  31,200,000 and 30,000,000 shares issued and outstanding, respectively                   31              30
Additional paid-in capital                                                             4,731           1,456
Accumulated other comprehensive income (loss)                                             31              (7)
Accumulated deficit                                                                   (1,304)           (283)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             3,489           1,196
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $    23,442     $    12,366
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

                                                       3

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                            Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                 --------------------------------- ----------------------------------
                                             2004            2003             2004              2003
-----------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                       $     2,585     $     3,369      $     4,894       $     7,212
Product sales                                 269             227              720               523
Geophysical service revenues                3,575               -            3,821                 -
-----------------------------------------------------------------------------------------------------
Total Revenues                              6,429           3,596            9,435             7,735
-----------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                      1,596           1,575            4,234             3,615
Cost of product sold                           46              85              248               235
Geophysical costs of revenues               1,767               -            1,931                 -
Depreciation                                  287             273              707               662
General and administrative                  1,198             651            2,269             1,702
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                    4,894           2,584            9,389             6,214
-----------------------------------------------------------------------------------------------------
Income (Loss) from Operations               1,535           1,012               46             1,521
-----------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                             (399)           (214)            (906)             (709)
Gain on sale of securities                    571               -              571                 -
Exchange gain (loss)                           31              (4)              26                (6)
Income (Loss) from equity
method investees                              (40)            (12)              72               (22)
Grant revenue                                   -               -                -                 2
Grant expense                                   -               -                -                (2)
Other income                                  (24)             90              (22)              135
-----------------------------------------------------------------------------------------------------
Net Other Expense                             139            (140)            (259)             (602)
-----------------------------------------------------------------------------------------------------

Net Income (Loss) Before Income Tax
and Minority Interest                       1,674             872             (213)              919
Provision for income tax                     (786)           (153)            (795)             (275)
Minority interest                             (10)             29              (13)               95
-----------------------------------------------------------------------------------------------------
Net Income (Loss)                     $       878     $       748      $    (1,021)      $       739
=====================================================================================================
Income (Loss) Per Common Share        $      0.03     $      0.02      $     (0.03)      $      0.02
=====================================================================================================
Weighted Average Common Shares
Outstanding                            31,200,000      30,000,000       30,230,769        30,000,000
=====================================================================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   4

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            -------------------------
                                                                                   2004         2003
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                     $   (1,021)  $      739
Adjustments to reconcile net loss to net cash
 from operating activities:
   Loss on disposal of equipment                                                      -          186
   Depreciation and amortization                                                    782          662
   Minority interest                                                                 13          (95)
   Net loss (gain) in equity method investees                                       (71)          22
   Gain on sale of securities                                                      (571)           -
   Foreign currency exchange gain                                                    10            6
   Changes in current assets and liabilities:
     Trade accounts receivable                                                   (1,490)      (1,617)
     Other receivables                                                             (363)           -
     Prepaid expenses and other current assets                                     (469)        (177)
     Inventories                                                                    (75)         (13)
     Accounts payable and accrued expenses                                        2,989        1,748
     Deferred revenue                                                              (140)           -
     Income taxes payable                                                          (693)        (186)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              (1,099)       1,275
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Cash acquired in purchase of Tatarka                                                221            -
Advances on related party notes receivable                                         (509)        (500)
Payment of drydocking costs                                                        (181)           -
Proceeds from sale of securities                                                    571            -
Purchase of vessels and equipment                                                (4,606)        (783)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (4,504)      (1,283)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties                      3,145          546
Proceeds from issuance of debt                                                    2,952          600
Change in advances to/from related parties                                           65         (126)
Principal payments on short-term debt to related parties                            (50)        (122)
Principal payments on notes payable                                                (679)        (709)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         5,433          189
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               3          (30)
-----------------------------------------------------------------------------------------------------
Net change in cash                                                                 (167)         151
Cash at beginning of period                                                         401          132
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                        $      234   $      283
=====================================================================================================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   5

EMPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(Dollars in thousands excepts share and per share data)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            -------------------------
                                                                                   2004         2003
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $      661   $      586
-----------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                   $    1,375   $      441
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing  information:
-----------------------------------------------------------------------------------------------------
Accrued interest converted to a note payable                                 $        -   $      366
Issuance of stock for investment in TatArka                                  $      546   $        -
Issuance of stock for investment in Kazmorgeophysica                         $    2,730   $        -
-----------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    6

                        EMPS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollars in thousands, except share and per share data)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EMPS Corporation and its subsidiaries, Caspian Services Group Limited ("Caspian"), CJSC Bauta ("Bauta"), and TatArka LLP ("TatArka"), collectively ("EMPS" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of EMPS Corporation for the years ended December 31, 2003 and 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Business Condition - The Company has accumulated deficits of $1,304 and $283 as of September 30, 2004 and December 31, 2003, respectively, and has negative working capital of $8,173 and $6,651 as of September 30, 2004 and December 31, 2003, respectively. The Company has bank debt of $7,740. The Company has net a loss of $1,021 and $192 for the nine and twelve months ended September 30, 2004 and December 31, 2003, respectively. The Company's operations used cash of $1,099 and provided cash of $1,746 for the nine and twelve months ended September 30, 2004 and December 31, 2003, respectively. The Company recently completed negotiations with the bank to refinance its bank loan and structure its debt payments. Through generation of cash from operations, management believes it will be able to meet its operating and debt cash requirements through 2004. If needed, certain shareholders have assisted and are prepared to assist further the company on a short-term basis with cash advances. During the nine months ended September 30, 2004, certain shareholders and a company related through common ownership provided $2,453 to the Company for 9% and 10% short-term notes due October 2004 through March 2005. Subsequently, during October 2004 shareholders advanced an additional $1,484 in short-term notes.

Reclassifications - Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

NOTE 2 - ACQUISITION OF TATARKA AND KAZMORGEOPHYSICA
----------------------------------------------------

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

EMPS allocated the $546 purchase price related to the 200,000 shares issued for TatArka to the assets acquired and liabilities assumed on May 26, 2004, based on their estimated fair values. The $655 excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill because EMPS is in the process of identifying and valuing the intangible assets, if any. Since EMPS is in the process of determining valuations of certain intangible assets or resulting goodwill the allocation of the purchase price is subject to refinement. The TatArka assets acquired and liabilities assumed were as follows:

         ------------------------------------------------------
         Assets Acquired
         Current assets                              $     573
         Receivables from related parties                   97
         Property and equipment                            214
         Goodwill                                          656
         ------------------------------------------------------
         Total Assets Acquired                           1,540
         ------------------------------------------------------
         Liabilities Assumed
         Current liabilities                               762
         Deferred revenue                                  232
         ------------------------------------------------------
         Total Liabilities Assumed                         994
         ------------------------------------------------------
         Net Assets Acquired                         $     546
         ======================================================

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

The following pro forma operating information for the nine months ended September 30, 2004 and 2003 have been prepared to present the effects of the acquisitions as though the acquisitions had occurred on January 1, 2004 and 2003, respectively. The pro forma financial information is illustrative of the effects of the acquisitions and does not necessarily reflect results of operations that would have resulted had the acquisitions actually occurred at those dates. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                        ------------------------------- ----------------------------
                                                2004             2003           2004          2003
----------------------------------------------------------------------------------------------------
Revenue                                       $ 7,488          $ 6,918       $ 9,507       $ 12,131
Net Income (Loss)                             $   (82)         $   126       $(1,080)      $    856
Net Income (Loss) Per Common Share            $ (0.00)         $  0.00       $ (0.03)      $   0.03
----------------------------------------------------------------------------------------------------

NOTE 3 - VESSELS AND EQUIPMENT
------------------------------

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

During June, 2004, the Company entered into an agreement for the purchase of a used 45 meter shallow draft multi-purpose utility vessel for $575. The vessel has accommodation facilities for up to 20 client passengers, and a back deck area of 170 square meters for the deployment of survey equipment and is equipped with electric bow thrusters, making it a highly maneuverable vessel. The Company took possession of the vessel on July 7, 2004 and re-named it the Caspian Galiya. The Caspian Galiya became available for charter from September 30, 2004 through the end of the operating season.

The Company's vessels Caspian Maria and Caspian Yelena have undergone a scheduled drydocking during the winter months of 2004 and have been on contract from August and September 2004, respectively. During April 2004, the Caspian Dinara underwent an unscheduled drydocking for repairs and returned to service during July 2004. Current contract periods and extension provisions for all vessels are as follows:

Vessel                                 Contract Expiration      Extension Option
--------------------------------------------------------------------------------
Baskunchak                                 November 2006              1-year
Caspian  Eva                                October 2004              1-year
Caspian Maria                              November 2004              Weekly
Caspian Yelena                              October 2004             6-weeks
Caspian Dinara                             November 2006              1-year
Caspian Galiya                             Novmeber 2004             4-weeks
Coastal Bigfoot                             October 2004                   -
--------------------------------------------------------------------------------

NOTE 4 - DEFERRED REVENUE
-------------------------

During June 2003, Bauta entered into an agreement with Agip KCO, its major customer, for the construction of a 2,000 cubic meter water storage tank. Bauta estimated total construction costs for the tank to be $170. Agip KCO agreed to advance $140 to Bauta for the construction of the tank, for which Bauta will sell water to Agip KCO at a discounted rate over 5 years with a renewal option for an additional 5 years. Proceeds advanced from Agip KCO were recognized as deferred revenue. Construction was completed during June and the Company began selling water to Agip KCO at the contracted rates and began amortizing the deferred revenue based on the volume sold and discount given. During the nine months ended September 30, 2004, $25 of deferred revenue has been recognized leaving a balance of $115.

During the nine months ended September 30, 2004, Caspian received $40 as a deposit towards future charter of a vessel.

NOTE 5 - NOTES PAYABLE
----------------------

During September 2004, Caspian re-financed $4,900 of notes payable with a bank. The new note bears interest at 14% with interest payments due monthly. The note requires three monthly principle payments of $175 for October through December 2004 and $100 monthly payments thereafter with the exception that the new terms also grant a payment holiday for principle only from February through April of each year. The note is due in full in August 2007. The note is collateralized by the Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and 5,400 shares of Bauta CJSC. Following a pre-payment, the balance was $4,569 at September 30, 2004.

During July 2004, Caspian entered into a $2,100 credit line with a bank and drew $1,000 on the line. The credit line bears interest at 14% with interest payments due monthly. Principle payments on the $1,000 begin in August 2005 and the note is due in full by June 2009. The loan is collateralized by land, a vessel under construction, and future cash flows under signed vessel operating contracts.

During 2004, Bauta entered into short-term loan agreements with banks for an aggregate $70 in notes payable with a weighted-average interest rate of 18.6%. By September 30, 2004, $48 had been repaid and the remaining $22 was paid in October 2004.

During July 2004, TatArka entered into a $2,150 credit line with a bank and immediately drew the full amount available under the line. The credit line bears interest at 14% with interest payments due monthly. Principle payments begin in February 2005 and the loan is due in fully in July 2005.

At September 30, 2004, the Company had total notes payable to banks in the amount of $7,741.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Economic Environment - In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company's financial condition or future results of operations.

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

Environmental Uncertainties - Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on ongoing engineering studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

NOTE 7 - GAIN ON SALE OF SECURITIES
-----------------------------------

On September 10, 2003 the Company advanced $500 to BMB Holding, Inc., a Delaware corporation related through a Company officer and director. By December 31, 2003, payment on the note together with accrued interest had been collected in full. As additional compensation for providing the loan, the Company received 10 shares of BMB Holding, Inc. common stock, totaling a one percent equity interest in BMB, and recorded the investment in equity securities restricted for sale at a historical cost of $0. During August 2004, the Company sold the equity investment for proceeds of $571 and recognized a gain on the sale of $571.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company paid another company owned by a shareholder, note holder and officer of Caspian, $25 and $208 for the nine months ended September 30, 2004 and 2003, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

Notes Receivable - In December 2003, the Company entered into an agreement with Bautino Development Company to provide $1,100 in funding to build, furnish and equip the phase-two addition to the hotel. The Company plans to provide the loan to Bautino Development Company in installments, which began during December 2003 in amounts ranging from $400 to $100. Through September 30, 2004, the Company advanced $900 in accordance with the agreement. Interest will begin accruing upon the completion of phase two or no later than January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino Development Company to repay the loan in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008.

Payables - TatArka and Kazmorgeophysica often contract with the other to provide services for their respective customers. At September 30, 2004, TatArka had a payable to KMG in the amount of $272 for services. As the Company's investment in KMG is not consolidated, these transactions have not been eliminated and are reported as accounts payable.

Notes Payable - During 2004, the Company's subsidiary, Caspian, entered into short-term loan agreements from a group of shareholders and a company related through common management for an aggregate $3,203 in notes payable. These notes bear interest at nine and ten percent interest and are due from October 2004 through March 2005. Subsequent to September 30, 2004, Caspian entered into an additional unsecured note payable bearing interest at 9% with a voting trust of shareholders for $1,484. At September 30, 2004, the Company had total notes payable to related parties of $3,995.

NOTE 9 - SEGMENT INFORMATION
----------------------------

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

As of and for the nine months          Vessel         Geophysical        Water         Corporate
ended September 30, 2004             Operations        Services     Desalinization  Administration    Total
------------------------------------------------------------------------------------------------------------
Sales to external customers           $  4,894        $  3,821         $    720      $       -      $  9,435
Intersegment sales                           -               -                -            172           172
Depreciation and amortization              598              36               70              2           706
Interest expense                           840              52                6              8           906
Income (loss) from equity
method investee                            (91)            163                -              -            72
Provision for income tax                   332             464                -              -           796
Minority Interest                            -               -               13              -            13
Segment income (loss)                   (2,028)          1,181               17           (195)       (1,025)
Segment assets                          13,964           8,293            2,705            613        25,575
Investments in equity
method investees                            32           2,893                -              -         2,925

For the nine months                    Vessel         Geophysical        Water         Corporate
ended September 30, 2003             Operations        Services     Desalinization  Administration    Total
-------------------------------------------------------------------------------------------------------------
Sales to external customers           $  7,212        $      -         $    523      $      -       $  7,735
Depreciation and amortization                -               -                -             -              -
Interest expense                             -               -                -             -              -
Income (loss) from equity
method investees                             -               -                -             -              -
Provision for taxes                          -               -                -             -              -
Minority interest                            -               -                -             -              -
Segment income (loss)                    1,132               -             (122)         (293)           717
Segment assets                          12,574               -            2,453            49         15,076

                                       Vessel         Geophysical        Water         Corporate
As of December 31, 2003              Operations        Services     Desalinization  Administration    Total
-------------------------------------------------------------------------------------------------------------
Segment assets                        $ 11,478        $      -         $  2,389      $     58       $ 16,314
Investments in equity
method investees                           313               -                -             -            313

Consolidated Total Assets
September 30,                                                     2004          2003
-------------------------------------------------------------------------------------
Total assets for reportable segments                          $ 25,575      $ 15,076
Elimination of intersegment assets                              (2,134)       (1,458)
-------------------------------------------------------------------------------------
Consolidated Total Assets                                     $ 23,441      $ 13,618
=====================================================================================

Consolidated Net Sales
For the nine months ended September 30,                           2004          2003
-------------------------------------------------------------------------------------
Total sales for reportable segments                           $  9,607      $  7,735
Elimination of intersegment sales                                 (172)            -
-------------------------------------------------------------------------------------
Conolidated net sales                                         $  9,435      $  7,735
=====================================================================================

Consolidated Net Loss
For the nine months ended September 30,                           2004          2003
-------------------------------------------------------------------------------------
Net loss for reportable segments                              $ (1,025)     $    717
Elimination of intersegment losses                                  (4)            -
-------------------------------------------------------------------------------------
Consolidated net loss                                         $ (1,021)     $    717
=====================================================================================

Item 2. Management's Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Business Review
---------------

         During the third quarter of 2004, we operated four business segments:
Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
-------------------------------------------------------------------------------------------------------------
                                                  Third Quarter                       Nine Months
                                                  -------------                       -----------
                                                                   %                                     %
                                         2004         2003      Change       2004          2003       Change
                                         ----         ----      ------       ----          ----       ------
VESSEL OPERATIONS
Operating Revenue                     $  2,585     $  3,369        23%     $  4,894     $  7,212        32%
Pretax Operating Income/(Loss)(1)     $    218     $    850        74%     $ (2,028)    $  1,132       279%

GEOPHYSICAL SERVICES
Operating Revenue                     $  3,575     $      -        n/a     $  3,821     $      -        n/a
Pretax Operating Income/(Loss)(1)     $  1,541     $      -        n/a     $  1,181     $      -        n/a

WATER DESALINIZATION
Operating Revenue                     $    269     $    227        19%     $    720     $    523        38%
Pretax Operating Income/(Loss)(1)     $     26     $    (37)      170%     $     17     $   (122)      114%

CORPORATE ADMINISTRATION
Operating Revenue                     $      -     $      -        n/a     $      -     $      -        n/a
Pretax Operating Income/(Loss)(1)     $     (3)    $    (87)       97%     $   (195)    $   (293)       33%
-----------------

(1) Pretax operating loss represents income before taxes and minority interest.


Three Months ended September 30, 2004 Compared to the Three Months
Ended September 30, 2003
--------------------------------------------------------------------------------

Revenue
-------

         Total revenue for the three months ended September 30, 2004, was $6,429 compared to $3,596 during the same three months ended September 30, 2003, an increase of 79%. Total operating expenses increased by $2,243 or 87% to $4,827 in the third quarter 2004, compared to the same quarter 2003. Income from operations for the three months ended September 30, 2004, was $1,535, compared to $1,102 during the three months ended September 30, 2003, a 39% increase in income from operations. Net income for the third quarter 2004 was $878 versus net income of $748 in 2003, an increase of 17%.

         Vessel Operations revenue of $2,585 increased 12% compared to the second quarter of 2004, and decreased 23% compared to the same quarter of 2003. Income from operations of $1,535 increased 329% sequentially, and increased 52% year-on-year.

         During the quarter ended September 30, 2004, revenue from geophysical services was $3,575, with revenues less cost of revenues totaling $1,808. As the Company was not engaged in the geophysical services industry prior to its acquisition of TatArka, LLP, and Kazmorgeophysica, CJSC, on May 26, 2004, the Company has no comparable sequential or prior year period against which to compare revenue and income from operations.

         Water Desalinization revenue of $269 decreased 2% sequentially and increased 19% year-on-year. The income from operations at September 30, 2004, was $269 compared to a income of $274 in the second quarter 2004 and income of $175 in the second quarter 2003.

         The corporate administration segment of the Company's business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $195 during the third quarter 2004, which represents a 2% increase compared to the second quarter 2004 and a 33% decrease compared to the same quarter of 2003.

         Vessel Operations
         -----------------

         The increase in revenue and operating income sequentially was largely the result of the Company having more vessels under charter and in active operations for part or all of the three months ended September 30, 2004 compared to the three month ended June 30, 2004. The decrease in revenue and operating income year-on-year is the result of the Caspian Maria, and the Caspian Yelena being chartered during only some of the third quarter, and the Caspian Dinara being out of service for part of the quarter for unexpected repairs. The Caspian Galiya was not on charter during the third quarter but is chartered from September 30, through November 15, 2004. Vessel revenues are affected by utilization and day rates. As a result, even though the Company has a larger fleet during the quarter ended September 30, 2004, the Company had fewer vessels earning revenue during the three months ended September 30, 2004 as compared to the same period of 2003.

         As the exploration and production season in the north Caspian Sea, where we operate, typically ends in October or November and does not commence again until March or April, we anticipate that revenue and operating income from vessel operations will be lower in the fourth quarter of 2004 as compared to the third quarter. Based on current negotiations, charters in place and anticipated increased exploration and production activities in the Caspian Sea in the upcoming year, we expect revenues and income from operations to increase in 2005 as compared to 2004. As evidenced by the decrease in our vessel revenues in fiscal 2004 compared to 2003, however, if we are unable to charter all or most of our vessels for the upcoming 2005 work season, our vessel revenue may continue to be adversely affected.

         Vessel operating costs of $1,596 during the third quarter 2004 were essentially unchanged from the second quarter 2004 and increased 1% compared to the third quarter 2003. We anticipate vessel operating costs will increase in 2005 because we will have more vessels in our fleet.

         Due to the seasonal nature of our business and the anticipated end of the work season in November 2004, we expect significant reductions in vessel revenues in the fourth quarter 2004 compared to the third quarter 2004.

         Geophysical Services
         --------------------

         As discussed above, we began providing geophysical services at the end of May 2004, when we acquired 100% of TatArka and 50% of Kazmorgeophysica. As a wholly owned subsidiary, we fully consolidate the operations of TatArka into our financial results. We account for the operations of Kazmorgeophysica by the equity method. As a result, we have no comparable prior year or prior quarter revenue and income from operations with which to compare. TatArka currently has contracts in place to supply seismic acquisition services through the fourth quarter 2004 and into the first quarter 2005. With the anticipated increase in exploration activities in the Caspian Sea region in 2005, we anticipate revenue and the costs of providing geophysical services will remain constant in the upcoming quarter. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because Kazmorgeophysica provides marine and transition zone geophysical services, its operations are more seasonal.

         Water Desalinization
         --------------------

         While revenue from water desalinization decreased slightly in the third quarter of 2004 compared to the second quarter of 2004, income from operations increased 325% sequentially and 114% compared to the same quarter 2003. These increases in operating income are the result of increased demand for water arising from increased activity in the port of Bautino and a conscious effort on our part to reduce costs and to conduct our water desalinization operations more efficiently. While we hope to continue to reduce our costs for producing water, we do not anticipate such significant reductions in future quarters. Similarly, as much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, our water desalinization operations are seasonal and we anticipate reduced revenue and income from operations during the fourth quarter of 2004.

         As much of our revenue from water sales is generated from sale to exploration and production camps, with the anticipated increase in exploration and development in the region in 2005, we would expect revenues and income from operations to increase during the upcoming work season, which should commence in March or April 2005.

         Corporate Administration
         ------------------------

         During the quarter ended September 30, 2004, net loss from corporate administration was $3 compared to $54 during the quarter ended June 30, 2004. This reduction in net loss is the result of corporate administration realizing increased intersegment revenue coupled with decreased expenses. During the quarter ended September 30, 2003, corporate administration realized a net loss from operations of $87. While corporate administration expenses in the three months ended September 30, 2003, were $12 less than the comparable three month in period 2004, corporate administration realized no intersegment revenue in 2003, because corporate administration did not provide marketing services in 2003.

Consolidated Results
--------------------

         General and Administrative Expense
         ----------------------------------

General and administrative expense increased by $547, or 84%, to $1,198 for the quarter ended September 30, 2004 compared to the same period of 2003. The primary contributing factors to the increase in general and administrative expense were the consolidation of TatArka's general and administrative expenses, as well as, increased VAT and tax penalties totaling $284, and increased bank commissions, communications and other expenses. We anticipate general and administrative expenses will decrease in the fourth quarter of 2004 compared to the third because VAT and tax penalties should lower. This decrease may be partially offset by increases in travel expenses and audit fees. While we expect general and administrative expenses to decrease in the fourth quarter of 2004 compared to the third quarter of 2004, general and administrative expenses in the fourth quarter and in the upcoming year will be higher when compared to prior year periods because of our acquisition of TatArka.

         Interest Expense
         ----------------

         Interest expense increased 86% to $399 in the third quarter 2004, compared to the third quarter 2003. The increase in interest expense was primarily due to a drawdown of $1,000 on our loan facility with BankCenterCredit to make scheduled construction payments on our new fast crew boat, interest on a $2,453 loan from related parties, including some of our officers and directors and the consolidation of interest expenses incurred by TatArka. We expect interest expense in the fourth quarter to be similar to that incurred in the third quarter representing a significant increase to the interest expense incurred in the fourth quarter 2003. We expect interest charges to reduce in 2005 as the level of long-term debt is reduced.

Nine Months ended September 30, 2004 Compared to the Nine Months Ended
September 30, 2003
--------------------------------------------------------------------------------

Revenue
-------

         Total revenue for the nine months ended September 30, 2004, was $9,435 compared to $7,735 during the nine months ended September 30, 2003, an increase of 22%. Total operating expenses increased by $3,175, or 51% to $9,389 in the nine months ended September 30, 2004, compared to the comparable nine months ended September 30, 2003. Income from operations for the nine month period ended September 30, 2004, was $46, compared to $1,521 during the nine months ended September 30, 2003, a $1,475 or 97% decrease in income from operations. Net loss for the nine months ended September 30, 2004, was $1,021 compared to net income of $739 in the corresponding period 2003, an decrease of $1,760.

         Vessel Operations revenue of $4,894 decreased 32% in the nine months ended September 30, 2004, compared to the same period 2003. Vessel revenues less vessel operating costs totaled $660 for the nine months ended September 30, 2004, compared to $3,597 for the nine months ended September 30, 2003, an 82% decrease.

         During the nine months ended September 30, 2004, revenue from geophysical services was $3,821, with costs of revenues totaling $1,931.

         Water Desalinization revenue of $720 was 38% greater during the nine months ended September 30, 2004, compared to the 2003. Product sales less cost of product sold totaled $472 for the nine months ended September 30, 2004, was $184 greater compared to the same period 2003.

         During the nine months ended September 30, 2004, Corporate Administration generated an operating loss of $195, which represents a 33% decrease over the corresponding nine month period of 2003.

         The increase in total revenue for the nine months ended September 30, 2004 compared to 2003 is primarily attributable to the addition of revenue from geophysical services which we did not offer in 2003. The increase in total revenue, however, was offset by a significant decrease in vessel revenues during the nine months ended September 30, 2004 compared to 2003, which was the result of underutilization of our vessel fleet during the second and third quarters of 2004.

         Vessel Operation
         ----------------

         During the nine months ended September 30, 2003, we had five vessels in our fleet. During the nine months ended September 30, 2004, we had seven vessels in our fleet. Vessel revenues are affected by utilization and day rates. Although we had more vessels in our fleet in 2004, and vessel day rates remained flat from 2003 to 2004, vessel utilization actually decreased in the first nine months of 2004. This decrease is the result of the Caspian Maria and Caspian Yelena being unchartered during the early part of the season and not earning revenue for much of the nine months ended September 30, 2004. Similarly, due to unexpected repairs, the Caspian Dinara was unavailable for two months during the 2004 work season.

         While all of our vessels have been placed into active operations subsequent to September 30, 2004, we do not expect the anticipated increase in vessel revenues during the fourth quarter 2004, as compared to 2003, to offset the significant decrease in revenues we realized during the second and third quarters of 2004 compared to 2003. Moreover, as indicated above, the work season typically ends in October or November, therefore revenues in the fourth quarter are typically less than those earned during the second and third quarters.

         Based on current negotiations, charters in place and anticipated increased exploration and production activities in the Caspian Sea in the upcoming year, we expect revenues and income from operations to increase in 2005 as compared to 2004. As evidenced by the decrease in our vessel revenues in fiscal 2004 compared to 2003, however, if we are unable to charter all or most of our vessels for the upcoming 2005 work season, our vessel revenue may continue to be adversely affected.

         Vessel operating costs of $4,234 during the nine months ended September 30, 2004, increased 17% compared to the same period ended September 30, 2003. This increase in vessel operating costs is primarily the result of the increase in the size of our fleet from five vessels at September 30, 2003, to seven vessels at September 30, 2004. Also, we incurred significant additional costs as a result of unexpected repair costs to the Caspian Dinara and the newly acquired Caspian Galiya, both of which required dry-docking and maintenance and repair work outside of formal operating costs. Finally, while we had four vessels that were inactive for some or most of the third quarter 2004, we continue to incur many of the costs we would incur if the vessels were in active operations.

         We anticipate that the significant reduction in vessel revenues in the third quarter 2004 compared to 2003, will continue through the end of the 2004 fiscal year.

         Geophysical Services
         --------------------

         We began providing geophysical services at the end of May 2004, when we acquired TatArka LLP, which is fully consolidated, and Kazmorgeophysica, which we account for by the equity method. As a result, we have no comparable prior period revenue and income from operations with which to compare. With the anticipated increase in exploration activities in the Caspian Sea region in 2005, combined with contracts we currently have in place, we anticipate revenue and the costs of providing geophysical services will increase in 2005.

         Water Desalinization
         --------------------

         During the nine months ended September 30, 2004, revenue from the sale of desalinized water increased $197 while the cost of products sold increased only $13, resulting in and increase in income from operations of $184, a 64% increase in income from operations as compared to the nine months ended September 30, 2003. This increase in operating income is primarily the result of increased sales due to increased activity in the port of Bautino coupled with our conscious efforts to reduce costs and to conduct our water desalinization operations more efficiently. We hope to continue to control our costs for producing water and increase our income from operations and we hope to realize additional increases in net income from our water desalinization operations in future comparable periods. Similarly, given the anticipated increase in exploration and production activities in the Caspian Sea region in 2005, we expect revenue for sales of desalinized water to increase in the 2005 fiscal year.

         Corporate Administration
         ------------------------

         In the quarter ended September 30, 2004, corporate administration generated expenses in excess of intersegment revenue of $195, which represents a decrease of 25% year-on-year. The reduction in net loss during the nine months ended September 30, 2004, is attributable to the fact that our corporate administration segment did not provide marketing services to our other segments in 2003, coupled with a concerted effort on our part in the current year to control costs. We expect our results of operations from corporate administration in upcoming periods to be consistent with results from the current year.

Consolidated Results
--------------------

         General and Administrative Expense
         ----------------------------------

         General and administrative expense increased $557, or 33%, to $2,269 for the nine months ended September 30, 2004, compared to the comparable period 2003. This increase in general and administrative expenses during the nine months ended September 30, 2004 as compared to the same period 2003, is the result of increased general and administrative expenses incurred in the third quarter of 2004 as discussed above.

         Interest Expense
         ----------------

         Interest expense increased $197 to $906 for the nine month period ended September 30, 2004 compared to the nine months ended September 30, 2003. As with general and administrative expenses, this increase interest expense is primarily attributable to the increased interest expenses incurred during the third quarter of 2004 as detailed above.

Cash Flow
---------

         At September 30, 2004, cash used in operations was $1,099 as net loss, net gain in equity method investees, gain on sale of marketable securities, foreign currency exchange loss, trade accounts receivable, other receivables, prepaid expenses, inventories, deferred revenue and income taxes payable were only partially offset by depreciation and amortization, minority interest and accounts payable and accrued expenses. Cash used in investing activities was $4,504 and included advances on related party notes receivable, payment of drydocking costs and purchase of vessels and equipment offset primarily by cash acquired in the purchase of TatArka and proceeds from the sale of securities. Cash provided by financing activities was $5,433 with proceeds from the issuance of short-term debt to related parties, proceeds from the issuance of other debt and changes in advances to/from related parties only partially offset by principal payments on short-term debt to related parties and principal payments on notes payable. Net cash available to the Company at September 30, 2004, was $234 a $167 decrease from net cash available at January 1, 2004.

Financing
---------

         During the quarter, we refinanced our note payable agreements with a bank by securing a $4,900 credit line from BankCenterCredit. To satisfy the existing notes payable, we drew down the entire credit line. The line of credit will remain open for three years and must be fully repaid by September 27, 2007. The line of credit bears interest at a rate of 14% per annum. Under the terms of the credit line, we are required to repay $625 by January 5, 2005, by making monthly payment of $175 a month in October, November and December 2004, and $100 by January 5, 2005. Thereafter, we are not required to make another payment until May 5, 2005. Commencing May 5, 2005, we will be required to make monthly payments of $100 until the debt is retired. At September 30, 2004, the outstanding balance of the line of credit was $4,568. The credit line is collateralized by the Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and shares of Bauta.

Notes payable to related parties consisted of the following at September 30, 2004:

(Stated in thousands)                                        September 30, 2004
--------------------------------------------------------------------------------
  Note payable to a company related through common
  management bearing interest at 10%; no set payments
  required; due on demand; unsecured.                            $   200

  Notes payable to stockholders bearing interest at 10%
  until January 1, 2003, at which time the notes bear
  interest at 10%; no set payments required; due upon
  demand; unsecured                                              $   592

  Note payable to Company related through common
  Management bearing interest at 10%; due December
  2004; unsecured                                                $   600

  Note payable to a voting trust of shareholders bearing
  Interest at 9%; due October 2004; unsecured                    $ 2,453

  Notes payable to stockholders; interest at 10%
  due March 2, 2005; unsecured                                   $   150
--------------------------------------------------------------------------------

TOTAL NOTES PAYABLE TO RELATED PARTIES                           $ 3,995
================================================================================

         Subsequent to the quarter ended September 30, 2004, we entered into an unsecured note payable bearing interest at 9% with a voting trust of shareholders for an additional $1,484. The proceeds of this loan were used to meet operational requirements and payment of certain related party notes.


         During the quarter ended September 30, 2004 we advanced $200 to Bautino for the construction of Phase II of the Chagala Hotel. We are required to advance the final $200 for construction by the end of 2004. Construction of Phase II is scheduled to be complete and the hotel ready to open and operate by the end of 2004.

         During the second quarter 2004, we agreed to purchase the vessel now known as the Caspian Galiya for $575. We made a $58 down payment in June 2004 and paid the remaining $517 in July 2004. Following delivery the Caspian Galiya was dry-docked for maintenance and repair works and was then placed into charter operations on September 30, 2004.


Forward Looking Information and Cautionary Statement
----------------------------------------------------

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

Item 3. Controls and Procedures
-------------------------------

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

         (b) Changes in Internal Controls and Procedures. During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

                                                         EMPS CORPORATION


November 21, 2004                                        /s/ Mirgali Kunayev
                                                         -----------------------
                                                         Mirgali Kunayev,
                                                         Chief Executive Officer



November 21, 2004                                         /s/ Laird Garrard
                                                         -----------------------
                                                         Laird Garrard,
                                                         Chief Financial Officer