Form 10KSB
period 2004-12-31
EMPS CORP
filed 2005-04-15
CIK 1093430

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

         For the fiscal year ended December 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                         Commission File Number 0-33215

                                EMPS CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

           NEVADA                                         87-0617371
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification  No.)


 2319 Foothill Blvd. Suite 250, Salt Lake City, Utah               84109
 ---------------------------------------------------             ---------
      (Address of principal executive Offices)                  (Zip Code)

                    Issuer's telephone number: (801) 746-3700

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $14,562,0000.

The aggregate market value of the issuer's voting stock held as of December 31, 2004, by non-affiliates of the issuer based on the average of the best bid and best ask prices on that date, was approximately: $19,524,250.

As of April 4, 2005, issuer had 38,858,446 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.............................................  3

ITEM 2. DESCRIPTION OF PROPERTY............................................. 14

ITEM 3. LEGAL PROCEEDINGS................................................... 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............... 15

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 15

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS................................ 18

ITEM 7. FINANCIAL STATEMENTS................................................ 29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................... 29

ITEM 8A.  CONTROLS AND PROCEDURES........................................... 29

ITEM 8B.  OTHER INFORMATION................................................. 29

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ....... 30

ITEM 10. EXECUTIVE COMPENSATION............................................. 34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 37

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 38

SIGNATURES.................................................................. 39

                                     PART I

Item 1. Description of Business

Company History

         EMPS Corporation (the "Company" or "EMPS") was incorporated under the laws of the state of Nevada on July 14, 1998, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water.

         On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization whereby it acquired all of the issued and outstanding shares of Caspian Services Group Limited, ("Caspian") in exchange for 27,089,700 restricted common shares of the Company. Caspian became a wholly owned subsidiary of the Company and the Caspian shareholders assumed the controlling interest in EMPS. The shareholders of both companies approved the Agreement. Since its acquisition of Caspian, EMPS has concentrated its business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan.

         To enhance the range of oilfield services the Company can provide to its clients, in May 2004, the Company acquired 100% of the outstanding interests in TatArka LLP ("TatArka") and a 50% non-controlling interest in Kazmorgeophysica CJSC ("KMG"). Through TatArka and KMG, the Company is able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

Recent Developments

         In January 2005, the Company announced that it has entered into letters of intent with Siapem SpA to provide five shallow draft vessels to support offshore pipeline activities ongoing in the Kashagan oilfield in the north Caspian Sea. One of the vessels will come from the Company's existing fleet. The remaining four vessels will be new additions to the Company's fleet either through acquisition or leasing. Construction of two multi-craft shallow draft work boats with anchor handling capacity has been commissioned. All four vessels will be mobilized to the Caspian Sea in November 2005 for an initial period of two years. The letters of intent represent commitments that will result in approximately $11,000,000 in revenue to the Company. The terms of a definitive agreement are pending final approval by the parties.

         During the first fiscal quarter of 2005, the Company completed a private placement of 7,658,446 shares of its common stock at a price of $3.00 per share, raising $21,826,572 for the Company after deducting placement agent fees. The funds will primarily be used to reduce outstanding debts and to acquire vessels.

Business of the Company

         The Company provides oilfield services in western Kazakhstan and the north Caspian Sea. The Company's business focuses in three principal areas - Offshore Marine Services; On-Geophysical Services and Water Desalinization.

         Kazakhstan

         Until 1991, Kazakhstan was one of 15 independent republics that comprised the former Soviet Union. It has chosen to align with Russia and 12 of the former republics in the Commonwealth of Independent States ("CIS"), a union of economic and political cooperation. Upon independence fourteen years ago, Kazakhstan embarked on a course of political and monetary reforms that have resulted in the development of a market economy. Kazakhstan's economic prospects are looking better than at almost any time since the collapse of the Soviet Union, mainly due to higher world oil prices, major oil finds in the Caspian Sea region and the development of oil production and export capabilities.

         Kazakhstan belongs to the third largest world hydrocarbon basin in terms of both known and potential hydrocarbon reserves after the Persian Gulf and Western Siberia. This basin is estimated to contain approximately 20 Billion proven barrels of oil in place and 200 Trillion proven cubic feet of gas in place. Kazakhstan produces an average of 1,000,000 barrels of oil per day ("bopd"), which is expected to increase to 2,000,000 bopd by 2010.

         The Pre-Caspian Basin recently hosted several large world-class discoveries including LukOil and OKIOC/Agip KCO consortium. Four of the world's giant oilfields are located in the Pre-Salt of the Pre-Caspian Basin (Tengiz, Karachaganak, Orenburg and Astrakhan). Most major western oil & gas exploration and production companies operate in Kazakhstan.

         Since the 1990s Kazakhstan has taken efforts to attract foreign investment to the country's economy, specifically into the oil and gas sector. The Investment Law passed in 2003, together with a number of bilateral treaties and multi lateral conventions ratified during recent years, are aimed to provide protection for foreign and local investors which has stimulated dramatic growth in the total inflow of investment capital to the country.

         Petroleum Industry in Kazakhstan

         Kazakhstan is an area of significant investment activity for the international oil and gas industry. Kazakhstan's proved reserves rank among the top 15 countries in the world with over 180 producing oil fields and 20 billion barrels of proved reserves. Current production is approximately 1,000,000 bopd, of which approximately 66% is exported.

         The entire former Soviet Union region has recently seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves. U.S. investments in Kazakhstan exceeded $6 billion at the end of 2002. The majority of this investment was focused in the petroleum industry and specifically in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, and Karachaganak, with an estimated 2.2 billion barrels of reserves. With Caspian Sea discoveries now estimated to hold up to 30 billion barrels of reserves, foreign investment of as much as $140 billion may be required to develop infrastructure within Kazakhstan for production and distribution of these resources.

         The oil industry in Kazakhstan was codified in 1995 with the development of the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental. The industry is regulated by the Ministry of Energy and Natural Resources, which administers all contracts, licenses and investment programs. The Ministry of Energy and Natural Resources has been through several stages of consolidation since the country's independence in 1991. The government has been merging various regional governmental agencies previously handling the extraction and transportation sectors of the industry into one consolidated entity to eliminate the bureaucracy and provide for more efficient management of the country's natural resources. This entity maintains a direct ownership on behalf of the Republic of Kazakshtan in most large oil field development projects as well as sole ownership and operation of many of the interconnecting oil and gas pipeline systems. Governmental ownership or participation in exploration and development projects, however, is not required.

Offshore Marine Services Industry

         The Company's customers employ its vessels to provide services supporting the exploration, construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel. Offshore Marine Service providers are employed by companies that engage in the offshore exploration and production of oil and natural gas and related services.

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

         Vessel Fleet

         Through its subsidiary, Caspian, the Company currently operates a fleet of seven specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. The Company expects to mobilize its eighth vessel by August 2005. Caspian owns one accommodation/work barge, the "Baskunchak." This vessel is used to provide accommodation and food services to personnel working on offshore production platforms, artificial islands, and rigs. The Baskunchak can house up to 64 client personnel and 17 crewmembers. The Baskunchak also has a heli-deck.

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

         Caspian also owns a 45 meter shallow draft multi-purpose utility vessel, the "Caspian Galiya." This vessel has accommodation facilities for up to 20 client passengers, and a back deck area of 170 square meters for the deployment of survey equipment. The Caspian Galiya is equipped with electric bow thrusters, making it a highly maneuverable vessel.

         Caspian has commissioned the construction of a new high-speed aluminum crew boat, the "Caspian Raushan". This boat is a 33 meter boat capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The vessel is tentatively scheduled for mobilization to the Caspian Sea by August 2005.

         Caspian also operates a multi-purpose survey vessel, the "Coastal Bigfoot," which is owned by Rederij Waterweg, a Dutch shipping company. Pursuant to its agreement with Rederij Waterweg, the Company charters the Coastal Bigfoot, provides the crew, operates the vessel and pays Rederij Waterweg a day rate for the vessel when it is under charter operations.

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

         As discussed above, in connection with the letters of intent it has executed with Siapem SpA, Caspian has committed to expand its fleet by four vessels. As future demand and funding justify, Caspian will continue to expand its fleet.

         As part of its strategic plan, Caspian plans to develop a marine base in the Port of Bautino. A feasibility study, including an environmental impact assessment, seabed survey and engineering design works is planned to be conducted in May 2005 Caspian plans to develop an emergency response service that would react to offshore oil spills and other emergencies on the Caspian Sea. There are no assurances, however, that there will be sufficient demand in the market to justify expanding Caspian's fleet or the services it can offer. Similarly, even if there is sufficient demand, there is no guarantee that Caspian or the Company would have sufficient funds or be able to obtain sufficient funding to finance such expansion.

         Customers, Contract Terms and Competition

         Caspian's customers are oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Currently a number of Caspian's vessels are chartered to Agip Kazakhstan North Caspian Operating Company N.V., ("Agip KCO") and its subcontractors for use in oil and gas exploration. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies.

         The Baskunchak and the Dinara are chartered to a Dutch multinational dredging company contracted to construct artificial islands in support of Agip KCO's oilfield development activities. The contract term is through the end of the work season 2006 with options to extend the charters through the 2007 work season. The Maria is chartered through the 2005 work season to support survey works related to Agip KCO's activities. The Eva is chartered through the 2005 work season. At this time, Caspian is negotiating charters for the 2005 work season for the Maria, Yelena, Galiya and Coastal Bigfoot. The Company hopes to have these vessels under charter by May or June of 2005.

         In addition to having the Baskunchak and the Dinara chartered to subcontractors of Agip KCO, Agip KCO is also the largest purchaser of water from the Company's water desalinization plant, and during 2004, Agip KCO leased all of the rooms at the Chagala Hotel owned by Caspian's 50% subsidiary Bautino Development Company. The loss of Agip KCO as a client would severely and adversely impact the Company's financial condition and results of operations.

         Caspian's competition includes varying local companies to large worldwide corporations. Competition is intense. Caspian currently has no known local Kazakh competition, but does have to compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Offsetting its small size relative to some of its competition, Caspian believes it may have an advantage over some larger companies because it has extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies. Based on its local regulatory compliance and business reputation Caspian has been able to differentiate itself from its competitors.

Geophysical Services

         The Company provides onshore, transition zone and marine seismic data acquisition services to oil and gas exploration and development companies operating in Kazakhstan and the Caspian Sea through its subsidiary, TatArka LLP and its 50% equity investee, Kazmorgeophysica, CJSC.

         TatArka LLP

         The Company acquired TatArka as a wholly owned subsidiary of the Company. TatArka provides 2D and 3D seismic data acquisition services to companies engaged in onshore oil and gas exploration in the Republic of Kazakhstan. TatArka provides its services under project specific partnerships with other local service providers as required by the Republic of Kazakhstan. TatArka has held a general state license to conduct geophysical works since September 4, 2001.

         The onshore seismic market in Kazakhstan is comparably mature and is dominated by local companies. The acquisition of onshore seismic data requires considerably less effort, and is less complex, than the acquisition of offshore seismic data. As a result onshore seismic data acquisition services are far less expensive than offshore services.

         The current onshore seismic data acquisition services market in Kazakhstan is dominated primarily by four local companies: Kazakhstancaspishelf, Azimut, SIF Dank and TatArka. Most of TatArka's competitors have acquired and rely upon up-to-date recording systems and vibrator energy sources in performing their services. Until recently, TatArka has leased the recording systems and vibrators it used to provide its services. To allow it to compete more favorably in the market, in June 2004, TatArka entered into a $2,150,000 Credit Line Agreement with KazKomertz Bank in Almaty, Kazakhstan so it could purchase up-to-date equipment and immediately drew down the full amount available under the line to purchase five vibrator energy source trucks. The loan bears an interest rate of 14%. Principle payments began in February 2005 and the loan is due in full in July 2005.

         Kazmorgeophysica CJSC

         The Company owns a 50% equity interest in KMG. KMG provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea. KMG also provides seismic data processing and interpretation services through a joint venture data processing center with PGS Onshore, Inc. The data processing center is located in Almaty. KMG has held a general state license to conduct geophysical works since May 29, 2002.

         In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing. The first modern marine seismic survey in the Kazakhstan sector of the Caspian Sea was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced that the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea. Current expectations are that this will occur in mid to late 2005 or early 2006. We expect that the release of new license blocks will attract significant interest from the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services and data processing.

         The complexity of modern marine seismic data collection methods, and the associated costs, has meant that only large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. KMG believes this trend will change as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the laws of Kazakhstan to provide marine seismic services, the service provider must meet the country's local content requirements, either through local ownership or by partnership. The other 50% owner of KMG is 100% owned by a Kazakh entity, which satisfies the local content requirement and gives KMG an advantage over its international competitors.

         KMG currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and four international firms, Westerngeco, CGG, PGS and Veritas. As discussed above, the international firms are required to tender with a local partner to satisfy the local content requirements of Kazakhstan.

         In the past two years, KMG has invested approximately $300,000 to purchase geophysical equipment.

         As oil and gas exploration companies often require both onshore and offshore seismic data acquisition and interpretation services, TatArka and KMG often contract with each other to provide services for their respective customers.

Water Desalinization

         Caspian owns a 56% interest in CJSC Bauta ("Bauta"), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies and markets drinking water in bulk and in bottles. The Bauta facility produce1 d approximately 65,767 metric tons of water in 2004, which is approximately 18% of its production capacity. This was an increase of approximately 6,556 metric tons compared to 2003. Approximately 93% of water produced by Bauta was sold in bulk. Forty-two percent of bulk water sales were to Agip KCO. Bauta provides bulk water to the local community at cost under its infrastructure agreement with the government and provides water to oilfield camps in the region. Bauta also bottles and sells water in five liter, one-and-a half liter and one liter bottles. As much of the demand for drinking water comes from oil field camps, water sales, like vessel operations are seasonal, with most sales occurring during the work season. During the work season, Bauta will produce approximately 9,400 five-liter bottles, 3,000 one-and-a-half-liter and 120 one-liter bottles per week. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region. Bauta also provides the fresh water for the hotel owned by Caspian's other joint venture company.

Bautino Development Company, LLP

         Caspian is also a 50% joint venture partner with the Chagala Hotel Group, in a development company, Bautino Development Company LLP, ("Bautino"). Bautino has constructed and is operating a 96-room seaside hotel. The first phase of the hotel, which is 48 rooms, is currently leased to Agip KCO under a three-year lease agreement that expires in March 2006. The lease agreement may be terminated by Agip KCO at any time upon six months written notice. Construction of Phase II of the Chagala Hotel, which increased hotel capacity by an additional 48 rooms, was completed in February 2005 and is fully operational. The agreement with Agip KCO has been extended to include eight of the 48 rooms of Phase II. Management of the hotel is currently negotiating with Agip KCO to extend the lease up to 24 of the 48 new rooms. Negotiations are expected to be completed during the second quarter of 2005. The remaining rooms will be rented to other tenants through the Chagala reservation network.

         Operating Risks and Insurance

         The Company's operations are subject to various operating hazards and risks including:

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

         These risks present a threat to the safety of personnel and to the Company's vessels, cargo, equipment in tow and other property, as well as the environment. The Company could be required to suspend its operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claim against the Company for damages due to personal injury, death, property damage, pollution and loss of business.

         The Company's vessels are covered by Hull and Machinery Insurance, which insures the vessels for their estimated market value against damage or loss. The Company carries Protection and Indemnity Insurance, covering third party liability, including pollution as customary in the industry.

         The continued threat of terrorist activities and other acts of war, or hostility, has increased the risk of political, economic and social instability in the geographic area in which the Company operates. It is possible that further acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as Caspian. The resulting economic, political and social uncertainties, including the potential for further terrorist acts and war, could cause premiums charges for insurance coverage to increase. To date, the Company has not experienced any property loss as a result of political, economic or social instability, terrorism or war.

         Management believes that its insurance coverage is adequate. The Company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the Company's liability coverage will be adequate to cover all potential claims that may arise nor can the Company guarantee that it will be able to maintain adequate insurance in the future at rates considered commercially feasible, especially with the current level of uncertainty in the market.

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

         Changes in Level of Capital Spending by our Customers. The Company's principal customers are oil and natural gas exploration, development and production companies. The Company's results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry's level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that the Company's customers can produce economically. When this market dynamic occurs, it is expected that the Company's customers will generally reduce their capital spending budgets for offshore exploration, drilling and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

         Foreign Operations

         In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. The Company therefore faces risks inherent in conducting business internationally, such as:

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

         Any of these factors could materially adversely affect the Company's operations and consequently its business, operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on the Company's financial condition or future results of operations.

         The Company also faces a significant potential risk of unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

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

         The Company's operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

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

Employees

         The Company and its subsidiaries currently employ approximately 264 full time employees and 183 seasonal and/or part time employees. The Company and its subsidiaries hire their employees under local labor contracts complying with the governing law of the Republic of Kazakhstan. Typically, these employment contracts are renewable for one-year terms.

         With new labor laws passed in early 2005, all labor contracts that do not expire or are not terminated before one year are automatically (by law) extended for an undefined period. This means that it will become more difficult to terminate existing employees, and the Company's exposure to expenses associated with termination of employees is expected to increase. The Company has managed to maintain the turnover of its work force at very low level. On average, the Company terminates five employees per year with another 10-15 per year leaving voluntarily. With the ongoing labor market monitoring, the Company believes that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

         The Company undertakes to provide voluntary and mandatory offshore training and supports qualification growth of its employees. In addition there are legislative requirements to provide a certain number of local employees per year with formal outside training. The Company continues to satisfy these local labor market protective measures.

         At the end of 2004 the Company undertook to change the payroll structure in its offshore operations. The changes concern payment methods and salary calculations and are aimed to satisfy local labor and statutory accounting requirements as well as to reduce the Company's exposure to deferred and unpaid wages and benefits. Subsequent to the year end, the changes have been accepted by all personnel and no increase in payroll expenses has been attributed to this change.

         The Company believes it has satisfactory relations with its employees. To date, neither the operations of the Company, nor any of its subsidiaries, have been interrupted by strikes or work stoppages.

Seasonality

         As discussed herein, due to weather conditions in the north Caspian Sea, demand for the Company's vessel fleet, desalinized water and transition zone and marine seismic data acquisition services is seasonal and is subject to prevailing weather conditions in the region. Typically, significant demand for these services begins in late March or early April and continues until late October or November. Business volume for the Company, however, is more dependent on oil and natural gas prices and the global supply and demand conditions for the Company's services than any seasonal variations.

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

Item 2. Description of Property

         Property & Facilities

         The Company's executive offices are located at 2319 Foothill Boulevard, Suite 250, Salt Lake City, Utah 84109. The Company's lease on this space expires December 31, 2005. The Company and its subsidiaries also lease three offices in Almaty and one office in Aktau, Kazakhstan. The terms of these leases range from one year to month-to-month. The Company pays approximately $28,730 per month for these offices.

         The Company also leases four apartments in Aktau and one in Almaty for use by Company employees. The apartments are all leased on a month-to-month basis. The Company pays approximately $3,145 per month for these four apartments.

         The Company, through Bauta, owns the water desalinization plant. The Bauta facility, located in Bautino, Kazakhstan consists of production and administrative buildings, two 500 1 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space.

         Through its 50% equity investee, "LLC Bautino Development Company", the Company owns a 96 room seaside hotel in the Port of Bautino, Kazakhstan.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2004


                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol EPSC. As of April 4, 2005, the Company had approximately 97 shareholders holding 38,858,446 common shares. Of the issued and outstanding common stock, approximately 10,698,831 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published bid and ask quotations from January 1, 2003 through December 31, 2004, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                        Bid                    Ask
                                   High      Low          High        Low
                                   ----      ---          ----        ---

2004
Jan. 1 thru Mar. 31               $5.50     $2.50        $7.00       $3.50
Apr. 1 thru June 30                4.00      2.50         5.00        3.75
July 1 thru Sep. 30                3.20      2.00         4.45        3.00
Oct. 1 thru Dec. 31                3.75      2.25         4.45        3.50

2003
Jan. 1 thru Mar. 31                3.50      0.30         4.00        0.60
Apr. 1 thru June 30                5.00      2.25         5.50        3.25
July 1 thru Sep. 30                2.25      0.15         5.00        3.10
Oct. 1 thru Dec. 31                3.00      1.25         4.00        3.00

         The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

----------------------------------------------------------------------------------------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))
                                     (a)                        (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                      200,000                  3.00                      800,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                      -0-                      -0-                            -0-
----------------------------------------------------------------------------------------------------------------------
Total                                 200,000                  3.00                      800,000
----------------------------------------------------------------------------------------------------------------------

         The Board of Directors adopted and the Company's shareholders approved the EMPS Corporation 2002 Stock Option Plan (the "Plan") allowing it to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. On December 31, 2004, the Company granted options to purchase 100,000 shares each to two employees of the Company. The options have an exercise price of $3.00 per share. Fifty percent of the option granted to one employee vested on January 1, 2005. An additional 25% will vest on October 1, 2006, and the remaining 25% will vest on October 1, 2007. This option expires on September 30, 2009. Twenty five percent of the option granted to the second employee vested on January 1, 2005, with the remaining 75% vesting at a rate of 25% per year on October 1, 2005, October 1, 2006 and October 1, 2007. This option expires on September 30, 2010.

         Subsequent to year end, in March 2005, in connection with the private placement of its common stock, the Company granted a warrant to purchase up to 765,845 shares of restricted Company common stock to the placement agent. The exercise price of the warrant is $3.00. The warrant is immediately exercisable and will expire on September 15, 2006.

Recent Sales of Unregistered Securities.

         No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended December 31, 2004..

         On December 31, 2004, the Company granted options to purchase 100,000 shares each to two employees of the Company. The options have an exercise price of $3.00 per share. Fifty percent of the option granted to one employee vested on January 1, 2005. An additional 25% will vest on October 1, 2006, and the remaining 25% will vest on October 1, 2007. This option expires on September 30, 2009. Twenty five percent of the option granted to the second employee vested on January 1, 2005, with the remaining 75% vesting at a rate of 25% per year on October 1, 2005, October 1, 2006 and October 1, 2007. This option expires on September 30, 2010.

         Subsequent to the end of the year, between January 26 and March 11, 2005, the Company made the following sales of its unregistered common stock for cash:


             Number of Shares      Price per Share    Exemption Relied Upon

                 5,470,013             $3.00             Regulation S
                 2,188,433             $3.00             Regulation D
                 ---------
                 7,658,446

         Proceeds to the Company following deduction of placement agent fees was $21,826,572. The placement agent was not an officer, director or greater than 10% shareholder of the Company. None of the fees to paid or warrants granted to the placement agent were directly or indirectly paid to any officer, director or greater than 10% shareholder of the Company.

         As set forth above, the shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         Sales Pursuant to Rule 506 of Regulation D

         No general solicitation or general advertising was made in connection with the sales of these shares. All persons purchasing shares were provided with a private placement memorandum containing all of the information specified in paragraph (b)(2) of Rule 502. The Company believes that all purchasers are purchasing for their own accounts and not with a view to distribution. The shares were sold to fewer than 35 non-accredited investors, and all shares issued in connection with the sales will be restricted stock, as defined in Rule 144(a)(3).

         Sales Pursuant to Regulation S

         All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United State by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

         In March 2005, in connection with the private placement of its common stock, the Company granted a warrant to purchase up to 765,845 shares of restricted Company common stock to the placement agent. The exercise price of the warrant is $3.00. The warrant is immediately exercisable and will expire on September 15, 2006.

Transfer Agent.

         The Company's transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6. Management's Discussion and Analysis

         All dollar amounts stated in this Item 6 are presented in thousands, unless stated otherwise.

2004 Summary

         The Company experienced a 23% decline in revenue from vessel operations and realized a loss of $1,618 for the year ended December 31, 2004, compared to net income of $362 for the year ended December 31, 2003. This reduction in revenue and corresponding net loss was the result of several factors. One of our chartered vessels, the Caspian Dinara, had to be placed in dry dock for several months of the work season to undergo unexpected repairs. More significantly, due to a dispute between one of the Company's largest customer and the government during 2003, the customer significantly reduced its exploration and production budget in the region for 2004. As a result, demand for vessels in the region was significantly reduced. For most of the 2004 work season the Company's two supply vessels were unchartered and inactive. Even though the vessels were unchartered and inactive, the Company continued to incur significant costs associated with these vessels, without receiving revenue. During 2004 the customer and the government resolved the dispute and the Company expects the customer's budget, and correspondingly, demand for vessels to return to more traditional levels in 2005.

         In 2004 we acquired 100% of TatArka and a 50% non-controlling equity interest in KMG. Through these entities, we can now provide onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies in Kazakhstan and the north Caspian Sea. During the year, revenue from the geophysical services provided by TatArka was $6,161 and we enjoyed income from geophysical services of $1,700 for the year.

         The Company's water desalinization plant continued to underperform in 2004, although the Company is encouraged by improvements made at the plant during the year. During 2004, revenue increased and costs decreased. This resulted in a net loss for water sales in 2004 of $25, compared to a net loss of $184 during 2003. The Company hopes that through its continued efforts, the water desalinization plant can become profitable in 2005.

         Phase I of the Company's joint venture seaside hotel enjoyed 100% occupancy for the year. Also during the year, construction of Phase II, an additional 48 rooms, of the hotel was undertaken and completed in February 2005. The Company hopes Phase II will enjoy similar occupancy rates as Phase I.

         Looking forward to 2005, the Company expects that construction of its fast crew boat will be completed and the vessel will be mobilized by August 2005. In connection with its letters of intent with Siapem SpA, the Company will add four additional vessels to its fleet by November, including two newly commissioned two multi-craft shallow draft work boats with anchor handling capacity. Based on contracts currently in place and scheduled to be completed in 2005, the Company anticipates revenue from geophysical services to increase significantly in 2005. Continued emphasis will also be placed on developing oilfield infrastructure projects in and around the Kazakhstan port of Bautino.

         In 2004, the Company operated four business segments: Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
--------------------------------------------------------------------------------
                                        2004             2003         % Change

VESSEL OPERATIONS
Operating Revenue                     $  7,441          $9,701          (23%)
Pretax Operating Income/(Loss)(1)     $(1,618)          $1,961         (183%)

GEOPHYSICAL SERVICES
Operating Revenue                     $ 6,161           $    -           n/a
Pretax Operating Income/(Loss)(1)     $ 2,240           $    -           n/a

WATER DESALINIZATION
Operating Revenue                     $   960           $  833            15%
Pretax Operating Income/(Loss)(1)     $   (45)          $ (327)           86%

CORPORATE ADMINISTRATION
Operating Revenue                     $     -           $    -            n/a
Pretax Operating Income/(Loss)(1)     $  (252)          $ (370)           47%


Revenue

         Total revenue for the year ended December 31, 2004, was $14,562 compared to $10,534 for the year ended December 31, 2003, an increase of 38%. This increase in total revenue was largely the result of the Company's acquisitions of TatArka and the revenue realized from Geophysical Services during 2004, partially offset by a decrease in revenue from Vessel Operations. Total operating expenses increased by $5,140 or 62% to $13,487 for the 2004 fiscal year, compared to the 2003 fiscal year. This increase in operating expenses is likewise attributable to the acquisition of TatArka as the Company realized $2,661 in Geophysical costs of revenues, which it did not realize in 2003, and a $1,556 or 77% increase in general and administrative expenses, much of which is attributable to TatArka's operations. Income from operations for the 2004 fiscal year was $1,075, compared to $2,187 for the 2003 fiscal year, a 51% decrease in income from operations. Net loss for fiscal 2004 was $195 compared to a net loss of $192 in fiscal 2003, as other expenses and provision for income taxes were lower in fiscal 2004.

         Vessel revenue of $7,441 in fiscal 2004 was 23% lower compared to fiscal 2003. Vessel revenue less vessel operating costs in fiscal 2004 was $1,574 compared to $4,582 during fiscal 2003.

         In fiscal 2004, Geophysical service revenue was $6,161, with revenues less Geophysical costs of revenue totaling $3,500. As the Company was not engaged in the geophysical services industry prior to its acquisition of TatArka, LLP, and Kazmorgeophysica, CJSC, on May 26, 2004, the Company has no comparable prior year period against which to compare revenue and income from operations.

------------------
(1) Pretax segment income represents income before taxes and minority interest.

         Water Desalinization revenue in fiscal 2004 of $960 increased 15% year-on-year. Revenue from Product sales less cost of product sold in fiscal 2004 was $633 compared to $415 during fiscal 2003.

         The corporate administration segment of the Company's business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of the Company's operations. Corporate Administration generated a pretax operating loss of $252 during the year ended December 31, 2004 compared to a pretax operating loss of $370 during the year ended December 31, 2003.

         Vessel Operations

         As discussed herein, the decrease in revenue from vessel operations during the 2004 fiscal year was largely attributable to a reduction in demand for vessels resulting from a dispute between the Company's largest customer and the government, and unexpected repairs to a chartered vessel during several months of the 2004 work season. The increase in vessel operating costs was largely the result of the Company having more vessels in its fleet during fiscal 2004 compared to fiscal 2003. Vessel revenues are affected by utilization and day rates. As a result, even though the Company had a larger fleet during the year ended December 31, 2004, the Company had fewer vessels earning revenue, while continuing to incur costs during fiscal 2004 as compared to fiscal 2003.

         As the exploration and production season in the north Caspian Sea, where we operate, typically ends in October or November and does not commence again until March or April, we anticipate that revenue and operating income from vessel operations will be typically low during the first quarter of 2005. Based on current negotiations, charters in place and anticipated increased exploration and production activities in the Caspian Sea in the upcoming year, we expect revenues and income from operations to increase in 2005 as compared to 2004. As evidenced by the decrease in our vessel revenues in fiscal 2004 compared to 2003, however, if we are unable to charter all or most of our vessels for the upcoming 2005 work season, our vessel revenue may continue to be adversely affected.

         Vessel operating costs of $5,867 during the year ended December 31, 2004 were $748 or 15% higher compared to the year ended December 31, 2003. This increase is primarily the result of the Company having more vessels in its fleet for the full 2004 fiscal year compared to fiscal 2003, combined with increases in costs resulting from inflation. We anticipate vessel operating costs will continue to increase in 2005, with the additions of the Caspian Galiya for the full 2005 year, the Caspian Raushan, and the vessels needed to fulfill the Company's letters of intent with Siapem SpA.

         Geophysical Services

         As discussed above, we began providing geophysical services at the end of May 2004, when we acquired 100% of TatArka and 50% of Kazmorgeophysica. As a wholly owned subsidiary, we fully consolidate the operations of TatArka into our financial results. We account for the operations of Kazmorgeophysica by the equity method. As a result, we have no comparable prior year revenue and income from operations with which to compare. TatArka and KMG currently have contracts in place to supply seismic acquisition services beginning at various times from March 2005 to August 2005, with scheduled completion dates ranging from November to December 2005, unless extended. With the anticipated increase in exploration activities in the Caspian Sea region in 2005, we expect revenue and costs of providing geophysical services to increase in the 2005 fiscal year. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because Kazmorgeophysica provides marine and transition zone geophysical services, its operations are more seasonal.

         Water Desalinization

         During fiscal 2004, revenue from water desalinization increased 15% compared to fiscal 2003, and revenue from water sales, less the cost of water sales increased to $633 in fiscal 2004 compared to $415 in fiscal 2003. These increases are the result of increased demand for water arising from increased activity in the port of Bautino, and a conscious effort on the Company's part to reduce costs and to conduct its water desalinization operations more efficiently. While the Company hopes to continue to reduce its costs for producing water, it does not anticipate such significant reductions in future years. Similarly, as much of the Company's water sales are made to exploration and production camps operating in the Caspian Sea region, much like its vessel operations, demand for water is directly affected by oil and gas exploration and production in the region. With the anticipated increases in exploration and production activities of Agip KCO in 2005, we anticipate increased revenue and income from water desalinization in 2005.

         Corporate Administration

         During the year ended December 31, 2004, net loss from corporate administration was $252 compared to $370 during the year ended December 31, 2003. This reduction in net loss is the result of corporate administration decreasing expenses and realizing intersegment revenue for marketing services in 2004. Corporate administration realized no intersegment revenue in 2003 because it did not provide marketing services in 2003. These intersegment revenues have been eliminated in consolidation.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $1,556, or 77%, to $3,577 for the 2004 fiscal year compared to $2,021 for the 2003 fiscal year. The primary contributing factors to this increase in general and administrative expense is the acquisition and consolidation of TatArka's general and administrative expenses in the amount of $1,118. In addition, the Company realized the following increases in general and administrative expenses:

         Expense                 Amount of Increase      Percentage Increase
         -------                 ------------------      -------------------
Technical and Marketing Fees            $241                    492%
Audit and Legal Fees                    $196                    180%
Communication Expenses                  $145                     42%
Tax Penalties                           $137                    644%
Custom Charges                          $117                    326%
Rental Expense                          $ 75                    178%
Bank Commissions                        $ 25                     45%

These increases in general and administrative expenses were partially offset by a $141 or 99% decrease in travel expenses, a $106 or 74% decrease in transportation expenses and a decrease in miscellaneous tax accrual of $75 or 88%.

         While we anticipate general and administrative expenses for the upcoming year will continue to rise as we continue to expand our operations and as we consolidate the general and administrative expenses of TatArka for the entire year, we do not expect general and administrative expenses to increase at such a dramatic rate in the upcoming fiscal year.

         Interest Expense

         Interest expense increased 30% to $1,275 during 2004, compared to $979 in 2003. The increase in interest expense was primarily due to a draw down of $1,000 on the Company's loan facility with BankCenterCredit to make scheduled construction payments on its new fast crew boat, interest on a $4,686 loan from related parties, including some of the Company's officers and directors and the consolidation of interest expenses incurred by TatArka. Subsequent to year end, the Company completed a private placement of its common stock raising in excess of $21,000. Proceeds from this offering have been used to significantly reduce the Company's debt load. As a result, the Company expects interest charges to be significantly lower in 2005.

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

         The following table provides an overview of the Company's cash flow during fiscal 2004 and 2003.

                                                      Fiscal 2004    Fiscal 2003
                                                      -----------    -----------

Net cash provided by (used in) operating activities     $ (1,860)      $  1,746
Net cash used in investing activities                     (4,715)        (1,259)
Net cash provided by (used in) financing activities        6,501           (220)
                                                        --------       --------
Net Change in Cash                                      $    (42)      $    269
                                                        ========       ========

         In fiscal 2004, net cash used in operating activities was $1,860, compared to net cash provided by operating activities of $1,746 in fiscal 2003. This change in cash flow from operating activities is the result of decreased revenue from vessel operations in 2004, payment of corporate income tax of $1,427, prepayment for the construction of the Company's new fast crew boat in the amount of $1,100, partially offset by the consolidation of TatArka's cash inflow from operating activities in the amount of $486 and deferral in payment of the Company's trade liabilities and VAT.

         In fiscal 2004 the Company invested $4,005 in the acquisition of vessels and equipment, compared to $598 in 2003. This increase in cash used in investing activities was coupled with a $600 decrease in advances on notes receivable and a $496 decrease in repayments on related party notes in 2004, compared to 2003. These reductions in cash from investing activities were only partially offset by cash acquired in the purchase of TatArka of $221 and cash from the sale of securities of $571 resulting in an increase in net cash used in investing activities of $3,456 in fiscal 2004 compared to fiscal 2003.

         Net cash provided by financing activities in fiscal 2004 was $6,501 compared to net cash used in financing activities of $220 in fiscal 2003. This change in net cash from financing activities is primarily attributable to increased borrowing by the Company in 2004. In 2004, the Company borrowed $9,054 from related and unrelated parties, compared to $1,179 in fiscal 2003. Decreased cash flow from vessel operations, acquisition of additional vessels, machinery and equipment to support operations, and the obligation to repay certain short-term debts to related parties necessitate the increased borrowing in 2004 and the corresponding increase in net cash provided by financing activities.

Summary of Material Contractual Commitments

(Stated in thousands)
------------------------------------------------------------------------------------------------------
                                                                  Payment Period
                                        --------------------------------------------------------------
Contractual Commitments                             Less than                                After
                                        Total        1 year     2-3 years     4-5 years     5 years
                                        -----        ------     ---------     ---------     -------
Long-Term Debt(2)                      $7,823        $3,405      $4,418         $  -          $  -
Notes Payable - Related Parties(3)      5,023         5,023           -            -             -
Operating Leases                          435           435           -            -             -
Vessel Purchases                          700           700           -            -             -

Financing

         During September 2004, Caspian re-financed $4,900 of notes payable with a bank. The new note bears interest at 14% with interest payments due monthly. The note requires three monthly principle payments of $175 for October through December 2004. The note is collateralized by the Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and 5,400 shares of Bauta CJSC. Subsequent to year end, the note was paid in full.

         During July 2004, Caspian entered into a $2,100 credit line with a bank and drew $1,000 on the line. The credit line bears interest at 14% with interest payments due monthly. The loan is collateralized by land, a vessel under construction, and future cash flows under signed vessel operating contracts. Subsequent to year end, the note was paid in full.

         During 2004, Bauta entered into several short term note payable agreements by borrowing a total of $112. These notes were collateralized by inventory and bore interest at 18% - 23% interest. By December 31, 2004, $86 had been repaid leaving a balance due of $26.

         During 2004, TatArka entered into a $2,150 credit line with a bank and immediately drew the full amount available under the line. The credit line bears interest at 14% with interest payments due monthly. Principle payments begin in February 2005 and the loan is due in full in July 2005. Subsequent to year end, approximately $1,000 has been repaid on this loan. The balance is expected to be repaid during the remaining term of the credit line through periodic payments.

         During 2004, Caspian entered into short-term loan agreements from a group of shareholders and companies related through common management for an aggregate $4,686 in notes payable. These notes bear interest at nine and ten percent interest and are due through March 2005. Subsequent to year end these notes were repaid in full.

--------
2 During the first quarter of 2005, the Company repaid $5,043 of these obligations, leaving a balance due in less than one year of $2,780 and no balance due in the 2-3 year period.
3 During the first quarter of 2005, the Company repaid $4,986 of these obligations, leaving a balance due in less than one year of $37.

         During 2004, TatArka entered into a $300 loan agreement with a company related through common management. The note is due March 2005 with no other stated repayment terms. Subsequent to year end, this note was repaid in full.

         In December 2004, TatArka borrowed $600 by entering into a two year 14% interest bearing note payable with a bank. The Company immediately loaned this $600 to an unrelated third party. The loan has no stated interest rate and is but by December 2007. Interest will be imputed on payments received at a rate of 14%. As of December 31, 2004 no payments had been received on this note.

         In March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3 per share. The Company received $21,827 after deducting placement agent fees. In connection with the offering, the Company issued a warrant to purchase 765,845 shares of common stock. The warrant is exercisable at $3 per share, is exercisable immediately and expires in September 2006. As discussed herein, the Company has used part of the proceeds from the offering to reduce outstanding debt. The Company plans to use the remaining funds to reduce additional debt and fund the acquisition of vessels.

Off-Balance Sheet Financing Arrangements

         As of December 31, 2004 the Company had no off-balance sheet financing arrangements.

New Accounting Standards

         In December 2003, the FASB published a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46R applies in the first interim period ending after March 15, 2004. The company completed its assessment of the impact of FIN 46R and concluded that the interpretation did not affect the company's consolidated financial statements.

         In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period. The effect of adopting Statement 123(R) on options outstanding at December 31, 2004 will result in recognition of $487,169 of additional compensation during the year ending December 31, 2005.

Critical Accounting Policies and Estimates

         The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. The company's estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

         Management suggests that the company's Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The company believes the critical accounting policies that most impact the company's consolidated financial statements are described below.

         Revenue Recognition -- Vessel revenues are derived from time charter contracts of its vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

         Geophysical service revenue is recognized when services are rendered and collectibility is reasonably assured. Certain revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts lasting longer than one year is recognized over the contract term based on the percentage of the cost of services provided during the period compared to the total estimated cost of services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

         Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

         Receivables-- In the normal course of business, the company extends credit to its customers on a short-term basis. The company's principal customers are major oil and natural gas exploration, development and production companies.

Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for doubtful accounts.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2004, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

         Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.

         Drydocking Costs -- Caspian's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification dry-docking, generally 54 to 60 months. Dry-docking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Item 7. Financial Statements

         See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         The Company's principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within EMPS. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director       Age      Positions with EMPS                  Term Served as Director
----------------       ---      -------------------                  -----------------------
Marat Cherdabayev      30       Vice President, Secretary                Since July 2002
                                and Director


Laird Garrard          39       Interim President, Chief
                                Financial Officer and Treasurer

Mirgali Kunayev        46       Chief Executive Officer                  Since July 2002
                                Chairman of the Board of Directors

James Passin           33       Director                                 Since January 2005

Paul Roberts           46       Director                                 Since July 2002

Valery Tolkachev       36       Director                                 Since January 2005

         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Marat Cherdabayev, Vice President, Secretary and Director. Since July 2002, Mr. Cherdabayev has served as a director of EMPS Corporation. Prior to joining EMPS Corporation, Mr. Cherdabayev worked for Caspian Services Group Limited ("CSGL") in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of EMPS Corporation. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL's services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is also a director of Bekem Metals, Inc., a reporting company.

         Laird Garrard, Interim President, Chief Financial Officer and Treasurer. In addition to his duties with the Company, Mr. Garrard serves as a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in August 2002. From July 1999 to July 2002, Mr. Garrard was the Eastern Hemisphere Financial Manager, for PGS Onshore, Inc., a company specializing in oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with

Western Geophysical from 1990 to July 1999. During his time at Western Geophysical, Mr. Garrard held a number of overseas accounting management positions including from 1994 to 1999 the position of Financial Controller Kazakhstan. As Financial Controller he was responsible for all aspects of finance and administration. From 1983 to 1987, Mr. Garrard worked in Somalia for Resource Management and Research, a company specializing in land use surveys. Initially employed as a field research assistant, Mr. Garrard was promoted to Project Manager in 1986. Mr. Garrard earned a Bachelor of Arts degree in Business Administration from Westminster University, London, England in 1990. Mr. Garrard is not a director or nominee in any other reporting company.

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

         James Passin, Director. In July 1999, Mr. Passin joined Firebird Management, LLC., as a portfolio manager. In April 2000, he co-founded FGS Advisors, LLC, which is an investment advisor to Firebird Global Master Fund, Ltd. Mr. Passin is not a director in any other reporting company.

         Paul A. Roberts, Director. Mr. Roberts has worked for Caspian Services Group Limited since 2001. He was appointed President and Chairman of the Board of Caspian Services in February 2002 where he oversees Caspian's operations. Prior to that time, Mr. Roberts served as a Vice President. As such, he was responsible for business development, financial planning, contracts, marketing and operations in Kazakhstan and Central Asia. In this position, he worked closely with government authorities and state and local businesses. From 1999 to 2001, Mr. Roberts was an Area Manager for PGS Onshore, Inc., in Almaty Kazakhstan. As Area Manager, he was responsible for seismic exploration. He also performed many of the same duties he performed in his capacity as Vice President of Caspian. From 1997 to 1999, Mr. Roberts was the Resident Manager for PetroAlliance (WGC) in Almaty, Kazakhstan. He was responsible for land and marine seismic exploration. He also oversaw business and financial planning, contract negotiations and operations in Kazakhstan and Central Asia. Mr. Roberts is not a director or nominee in any other reporting company.

         Valery Tolkachev. Since 1999, Mr. Tolkachev has served as a Deputy Director of the Corporate Clients Department for Aton Investment Company in Moscow, Russia. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities Department at MDM Bank,

IncomBank, IncomCapital, Tveruniversalbank and TIRAbrok Company. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. He is currently attending the Academy of National Economy, Moscow Law faculty. Mr. Tolkachev is also a director of BMB Munai, Inc., a reporting company.

         There are no family relationships among the board of directors.

Compliance with Section 16(a) of the Exchange Act

         Directors, executive officers and beneficial owners of greater than 10% of the Company's outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that Laird Garrard, Paul Roberts and Petroleum Group Services Limited each failed to timely file a Form 4 reporting the one time sale of stock for cash on October 5, 2004. Each party filed a Form 4 reporting the transaction on October 26, 2004.

Code of Ethics

         The Company's Board of Directors has adopted a code of ethics that applies to all of the Company's officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will be posted on the Company's website at www.empscorp.com.

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                                  SUMMARY COMPENSATION TABLE


                                       Annual Compensation                     Long Term Compensation
                        ----------------------------------------------- ---------------------------------
                                                                               Awards           Payouts
                                                                        ---------------------- ----------
                                                                        Restricted                LTIP
Name & Principal                                        Other Annual      Stock       Options    Payout    All Other
Position                Year       Salary     Bonus     Compensation      Awards      /SARs #      ($)     Compensation
----------------------- ------- ----------- --------- ----------------- ----------- ---------- --------- ----------------
Mirgali Kunayev(1)      2004       $51,600    $-0-          $-0-           $-0-        --        $-0-         $-0-
CEO, Director           2003        58,200     -0-           -0-            -0-        --         -0-          -0-
                        2002        60,000     -0-           -0-            -0-        --         -0-          -0-


Laird Garrard(1)        2004       162,000     -0-           -0-            -0-        --         -0-          -0-
Interim President       2003       162,000     -0-           -0-            -0-        --         -0-          -0-
VP, CFO                 2002        97,500     -0-           -0-            -0-        --         -0-          -0-

Paul Roberts(1)         2004       162,000     -0-           -0-            -0-        --         -0-          -0-
Director                2003       162,000     -0-           -0-            -0-        --         -0-          -0-
                        2002        97,500     -0-           -0-            -0-        --         -0-          -0-

Marat Cherdabayev       2004        75,000     -0-           -0-            -0-        --         -0-          -0-
VP, Director            2003        75,000     -0-           -0-            -0-        --         -0-          -0-
                        2002        25,000     -0-           -0-            -0-        --         -0-          -0-

Arjan Goris(1)          2004       146,735   7,405           -0-            -0-      100,000      -0-          -0-
Regional Manager        2003       115,369   9,503           -0-            -0-         --        -0-          -0-
Caspian Services        2002        76,245     -0-           -0-            -0-        --         -0-          -0-

Robert Jobling(1)       2004       120,576   7,405           -0-            -0-      100,000      -0-          -0-
Manager of              2003       103,162   9,503           -0-            -0-        --         -0-          -0-
Engineering and
Equipment  Caspian      2002        90,822     -0-           -0-            -0-        --         -0-          -0-
Services

Louis Naegle(2)         2004        30,000     -0-           -0-            -0-        --         -0-          -0-
Former CEO and          2003           -0-     -0-           -0-            -0-        --         -0-          -0-
Former President        2002           -0-     -0-           -0-            -0-        --         -0-          -0-
------------------

(1) Compensation paid to these individuals was paid to them by Caspian Services Group Limited, our wholly owned subsidiary, in connection with services provided to Caspian.

(2) Mr. Naegle served as the Chief Executive Officer of the Company from August 1998 until December 2002, and as President from August 1998 until June 2004.

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

         The following table sets forth as of April 4, 2005, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 38,858,446 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                            Amount & Nature of            % of
Security    Name and Address                      Beneficial Ownership           Class
--------    ----------------                      --------------------           -----
Common      Marat Cherdabayev(1)                                -0-                *
            2319 Foothill Blvd., Suite 250
            Salt Lake City, Utah 84109

Common      Dora International Limited                   2,841,624                7.3%
            P.O. Box 357
            Pirouet House, Union Street
            St. Helier, Jersey, Channel Islands
            JE4 9WQ, United Kingdom

Common      Firebird Management LLC(2)                   3,675,000                9.5%
            152 West 57th Street, 24th Floor
            New York, New York 10019

Common      Laird Garrard(1)                             2,441,624                6.3%
            Akademik Satpaev Avenue 29/6
            Tenth Floor
            Almaty 480100
            Republic of Kazakhstan

Common      Mirgali Kunayev(1)(3)                       11,794,858               30.4%
            Akademik Satpaev Avenue 29/6
            Tenth Floor
            Almaty 480100
            Republic of Kazakhstan


Common      James Passin(1)(4)                           1,330,000                3.4%
            152 West 57th Street, 14th Floor
            New York, New York 10019

Common      Petroleum Group Services Limited(3)         11,794,858               30.3%
            P.O. Box 544
            14 Britannia Place Bath Street
            St. Helier, Jersey, Channel Islands
            JE2 4SU, United Kingdom

Common      Paul Roberts(1)                              2,441,624                6.3%
            Akademik Satpaev Avenue 29/6
            Tenth Floor
            Almaty 480100
            Republic of Kazakhstan

Common      Techgrand Company Limited                    2,441,624                6.3%
            Room 304, Arion Commercial Centre
            2-12 Queens Road West
            Hong Kong, People's Republic of China

Common      Valery Tolkachev(1)                                 -0-                *
            27 Pokrovka Street, Building 6
            Moscow, Russia 105062
---------------------------------------------------------------------------------------------
All officers and directors                              17,878,106               46.0%
as a group (6 persons)
---------------------------------------------------------------------------------------------

*  Less than 1%.

(1) Mr. Cherdabayev, Mr. Garrard and Mr. Kunayev are officers of EMPS. Mr. Cherdabayev, Mr. Kunayev, Mr. Passin, Mr. Roberts and Mr. Tolkachev are directors of EMPS.
(2) Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC are investment advisers under common control, each of which manages certain private investment funds. Firebird Avrora Advisors, LLC acts as investment advisor to Firebird Avrora Fund, Ltd. ("Avrora"), a private investment fund which owns 947,500 shares of Common Stock. FGS Advisors, LLC acts as investment adviser to Firebird Global Master Fund, Ltd. ("Global"), a private investment fund which owns 1,330,000 shares of Common Stock. Firebird Management, LLC acts as investment adviser to Firebird Republics Fund, Ltd., a private investment fund which owns 1,325,000 shares of Common Stock ("Republics,") and Firebird New Russia Fund, Ltd., a private investment fund which owns 72,500 ("New Russia" and collectively with

    Avrora, Global and Republics, the "Funds" and each individually a "Fund"). As investment advisers to the Funds, each of Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC have voting and investment control with respect to the shares of Common Stock held by their respective advised Fund.
(3) Mr. Kunayev owns no shares in his own name. The shares attributed to Mr. Kunayev are the shares held of record by Petroleum Group Services Limited. On October 1, 2004, Mr. Kunayev became the managing director of Petroleum Group Services Limited. As the managing director, he may be deemed to have voting and investment power over the shares held by Petroleum Group Services Limited.
(4) In his capacity as a manager of FGS Advisors, LLC, Mr. Passin may be deemed to have shared control with respect to shares of Common Stock owned by Global.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         For the year ended December 31, 2004, the Company paid $114, to a company owned by a shareholder, note holder and officer of Caspian, Yevgeniy Kurguzkin, for services related to corporate travel, Kazakh visas and entry and exit services.

         During 2004, Caspian entered into short-term loan agreements with a group of shareholders including Paul Roberts, Laird Garrard, Petroleum Group Services, Techgrand Company Limited and Dora International Limited for an aggregate $4,686 in notes payable. These notes bear interest at nine and ten percent interest and are due through March 2005. Subsequent to year end these notes were paid in full.

         During 2004, TatArka entered into a $300 loan agreement with Techgrand Company Limited, a Company shareholder. Subsequent to year end, the note was paid in full.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On December 22, 2004, the Company filed a Current Report on Form 8-K disclosing the resignation of Stephen Smoot as interim president of the Company and the appointment of Mr. Laird Garrard to serve as interim president until a permanent appointment to that position is made by the board of directors.

         (b) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 14.1      Code of Ethics

                  Exhibit 21.1      List of Subsidiaries

                  Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14. Principal Accountant Fees and Services

         Hansen, Barnett and Maxwell served as the Company's independent accountants for the years ended December 31, 2004 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 21, 2003 and 2002, are summarized as follows:

                                                     2004              2003
--------------------------------------------------------------------------------

  Audit                                         $129,510           $116,860
  Audit related                                        -                  -
  Tax                                              1,197              1,413
  All other                                            -                  -
--------------------------------------------------------------------------------

  Total                                         $130,707           $118,273
================================================================================

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

                                            EMPS CORPORATION



Date: April 15, 2005                         /s/ Mirgali Kunayev
                                            ------------------------------------
                                            Mirgali Kunayev, Chief Executive
                                            Officer and Director



Date: April 15, 2005                         /s/ Paul Roberts
                                            ------------------------------------
                                            Paul Roberts, Acting Chief Financial
                                            Officer and Director



Date: April 15, 2005                         /s/ Marat Cherdabayev
                                            ------------------------------------
                                            Marat Cherdabayev, Director



Date: April 15, 2005                         /s/ James Passin
                                            ------------------------------------
                                            James Passin, Director



Date: April 15, 2005
                                            ------------------------------------
                                            Valery Tolkachev, Director

                       EMPS CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          Page

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets - December 31, 2004 and 2003          F-3

         Consolidated Statements of Operations for the years ended
           December 31, 2004 and 2003                                      F-4

         Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 2003 and 2004                  F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2004 and 2003                                      F-6

Notes to Consolidated Financial Statements                                 F-8

 HANSEN, BARNETT & MAXWELL                    Registered with the Public Company
 A Professional Corporation                       Accounting Oversight Board
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750                         an independant member of
Salt Lake City, UT 84180-1128                              BAKER TILLY
    Phone: (801) 532-2200                                 INTERNATIONAL
     Fax: (801) 532-7944
       www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and the Shareholders
EMPS Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of EMPS Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMPS Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                                   /s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 5, 2005

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

December 31,                                                                            2004            2003
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                                $    359        $    401
Trade accounts receivable, net of allowance of $51 and $6 respectively                 5,165           1,735
Other receivables                                                                          7               -
Advances to related parties, net                                                           7              48
Inventories                                                                              286              51
Prepaid expenses and other current assets                                              1,473             322
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   7,297           2,557
-------------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                                  12,490           8,965
Drydocking costs, net                                                                    485             313
Goodwill                                                                                 264               -
Deferred tax asset                                                                        36               -
Investments                                                                            2,915             124
Note receivable                                                                          600               -
Notes receivable from related parties                                                  1,111             407
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 25,198        $ 12,366
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                               $  4,218        $  1,816
Income tax payable                                                                       647           1,338
Deferred revenue                                                                         107              12
Advances from related parties                                                            830               -
Notes payable ' related parties                                                        5,023             842
Current portion of long-term debt                                                      3,405           5,200
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             14,230           9,208
-------------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                                4,418               -
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      2,156           1,962
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  31,200,000 and 30,000,000 shares issued and outstanding, respectively                   31              30
Additional paid-in capital                                                             4,731           1,456
Accumulated other comprehensive income (loss)                                            110              (7)
Accumulated deficit                                                                     (478)           (283)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             4,394           1,196
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                          $ 25,198        $ 12,366
=============================================================================================================

           The accompanying notes are an integral part of these consolidated financial statements.

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)



For the Years Ended December 31,                                                  2004           2003
------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                                            $     7,441     $    9,701
Geophysical service revenues                                                     6,161              -
Product sales                                                                      960            833
------------------------------------------------------------------------------------------------------
Total Revenues                                                                  14,562         10,534
------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                                           5,867          5,119
Geophysical costs of revenues                                                    2,661              -
Cost of product sold                                                               327            418
Depreciation                                                                     1,055            789
General and administrative                                                       3,577          2,021
------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                        13,487          8,347
------------------------------------------------------------------------------------------------------
Income from Operations                                                           1,075          2,187
------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                                (1,275)          (979)
Gain on sale of securities                                                         571              -
Exchange gain (loss)                                                               103             (9)
Income from equity method investees                                                 61             28
Other                                                                              (26)            37
------------------------------------------------------------------------------------------------------
Net Other Income (Expense)                                                        (566)          (923)
------------------------------------------------------------------------------------------------------

Net Income Before Income Tax and Minority Interest                                 509          1,264
Provision for income tax                                                          (724)        (1,599)
Minority interest                                                                   20            143
------------------------------------------------------------------------------------------------------
Net Loss                                                                   $      (195)    $     (192)
======================================================================================================
Loss Per Common Share - basic and diluted                                  $     (0.01)    $    (0.01)
======================================================================================================
Weighted Average Common Shares
Outstanding - basic and diluted                                             30,718,033      30,000,000
======================================================================================================


      The accompanying notes are an integral part of these consolidated financial statements.

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)

                                                                                    Accumulated
                                            Common Stock           Additional        Other                             Total
                                     -------------------------      Paid-in       Comprehensive   Accumulated      Shareholders'
                                       Shares         Amount        Capital       Income (Loss)     Deficit            Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           30,000,000       $ 30         $ 1,450            $  (2)        $  (91)           $ 1,387
                                                                                                                  -------------
Net loss for the year ended
  December 31, 2003                           -          -               -                -           (192)              (192)

Currency translation adjustment               -          -               -               (5)             -                 (5)
                                                                                                                  -------------
Comprehensive loss                            -          -               -                -              -            $  (197)
                                                                                                                  -------------
Capital contribution from the spin
  off of EMPS Research                        -          -               6                -              -                  6
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           30,000,000         30           1,456               (7)          (283)             1,196
==============================================================================================================================
Net loss for the year ended
  December 31, 2004                           -          -               -                -           (195)              (195)
Currency translation adjustment               -          -                              117              -                117
                                                                                                                  -------------
Comprehensive loss                            -          -               -                -              -            $   (78)
                                                                                                                  -------------
Acquisition of 50% interest of
  Kazmorgeophysica                    1,000,000          1           2,729                -              -              2,730

Acquisition of TatArka                  200,000          -             546                -              -                546
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004           31,200,000       $ 31         $ 4,731            $ 110         $ (478)           $ 4,394
==============================================================================================================================


               The accompanying notes are an integral part of these consolidated financial statements.

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share and per share data)


For the Years Ended December 31,                                       2004         2003
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                            $  (195)     $  (192)
Adjustments to reconcile net loss to net cash
  from operating activities:
   Loss on disposal of equipment                                          9            2
   Depreciation and amortization                                      1,139          873
   Minority interest                                                    (20)        (143)
   Net income in equity method investees                                (61)         (28)
   Gain on sale of securities                                          (571)           -
   Provision for loss on related party receivables                       41           40
   Foreign currency exchange (gain) loss                               (103)           9
   Changes in current assets and liabilities:
     Trade accounts receivable                                       (3,130)        (517)
     Trade accounts receivable - related                                355            -
     Inventories                                                       (167)          28
     Prepaid expenses and other current assets                       (1,065)         (72)
     Accounts payable and accrued expenses                            2,825          751
     Income tax payable                                                (720)         982
     Deferred revenue                                                  (197)          13
-----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  (1,860)       1,746
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
Cash acquired in purchase of Tatarka                                    221            -
Advances on related party notes receivable                             (744)        (919)
Advances on notes receivable                                           (600)           -
Repayments on related party notes receivable                              4          500
Other receivables - related                                              94            -
Payment of drydocking costs                                            (256)        (242)
Proceeds from sale of securities                                        571            -
Purchase of vessels and equipment                                    (4,005)        (598)
-----------------------------------------------------------------------------------------
Net cash used in investing activities                                (4,715)      (1,259)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties          5,217          534
Proceeds from issuance of debt                                        3,837          645
Change in advances to/from related parties                               83          (19)
Principal payments on short-term debt to related parties             (1,262)        (382)
Principal payments on notes payable                                  (1,374)        (998)
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   6,501         (220)
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  32            2
-----------------------------------------------------------------------------------------
Net change in cash                                                      (42)         269
Cash at beginning of period                                             401          132
-----------------------------------------------------------------------------------------
Cash at end of period                                               $   359      $   401
=========================================================================================

                                                                              (CONTINUED)

 The accompanying notes are an integral part of these consolidated financial statements.

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands except share and per share data)


For the Years Ended December 31,                                       2004         2003
-----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                              $   851      $   861
Cash paid for income tax                                            $ 1,427      $   597
Supplemental disclosure of non-cash investing and
  financing information:
Refinance notes payable                                             $ 4,900      $ 3,333
Accrued interest converted to a note payable                        $     -      $   366
Capital contribution from the spin-off of EMPS Research             $     -      $     6
Issuance of stock for investment in TatArka                         $   546      $     -
Issuance of stock for investment in Kazmorgeophysica                $ 2,730      $     -
-----------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of EMPS Corporation and its wholly owned subsidiaries Caspian Services Group Limited ("Caspian"), and TatArka LLP ("TatArka"), and majority owned subsidiary, CJSC Bauta, and EMPS Research Corporation, (through the date of its spin-off described hereinafter), collectively ("EMPS" or the "Company"). EMPS has non-controlling 50% interests in Bautino Development Company, LLC, and Kazmorgeophysica CJSC ("KMG") for which it accounts by the equity method. Intercompany balances and transactions have been eliminated in consolidation. TatArka and KMG were acquired in May 2004 and explained hereinafter.

Nature of Operations

Vessel Operations -- The Company's vessel operations are carried out by Caspian. Caspian was incorporated in the British Virgin Islands on December 22, 1999 and operates an administrative branch in Aktau, Kazakhstan and vessel operations out of the Port of Bautino, Kazakhstan where its activities consist of the operation and maintenance of two accommodation/work vessels, two shallow draft landing vessels, one shallow draft tug/survey/supply vessel, and one shallow draft multi-purpose utility vessel. The Company also leases and operates a general purpose, shallow draft survey vessel, (collectively, the "Vessels"). The Vessels operate under contract in the Kazakh Sector of the North Caspian Sea. Caspian leases its vessels to providers of engineering, procurement, installation and commissioning (EPIC) to the transition zone offshore energy support service companies. The Company's services provided in connection with the leases are as follows:

         . Maintenance and upkeep of the Vessels, . Staffing of the Vessels with the Company's marine crew, . Provision of accommodation and meals for customer's and Company's personnel on the Vessels,
         . Laundry and other services

Revenues, net earnings and cash flows from vessel operations are dependent upon the activity level for the vessel fleet in the Caspian Sea, which is ultimately dependent upon oil production levels in the area that, in turn, are determined by the supply/demand relationship for oil.

Geophysical Services Operations -- During 2004, the Company acquired two seismic companies, TatArka, a wholly owned subsidiary, and KMG, a 50% owned subsidiary accounted for on the equity method. Both companies provide seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone. These acquisitions are further explained in Note 2. As oil and gas exploration companies often require both onshore and offshore seismic data acquisition and interpretation services, TatArka and Kazmorgeophysica often contract with each other to provide services for their respective customers.

Water Desalination -- In addition to its other activities, the Company, through its 56% owned subsidiary CJSC Bauta ("Bauta"), operates a desalinization plant and water bottling operation in the Port of Bautino, on the Caspian Sea. Bauta supplies water in bottles to consumers, in bulk to local municipal users and to oil exploration companies and their contractors that require fresh water for their crews, facilities, and to conduct oilfield operations.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


The Company also owns a 50% equity interest in Bautino Development Company LLP ("Bautino"). Bautino's operations consist of the development and operation of a hotel located at the Port of Bautino. The first phase of the hotel opened for business near the end of February 2003 and contains 48 rooms. The second phase, which also contains 48 rooms opened in February 2005. As discussed in Note 6, the Company is providing a portion of the funding for phase two.

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

Business Condition -- The Company has an accumulated deficit of $478 and $283 as of December 31, 2004 and 2003, respectively, and has negative working capital for both years.

The Company has a net loss of $195 and $192 at December 31, 2004 and 2003, respectively. The Company's operations used cash of $1,860 at December 31, 2004 and provided cash of $1,746 at December 31, 2003.

During the year ended December 31, 2004, the Company had several vessels unchartered due to unexpected repairs. These vessels have been repaired and management expects these vessels to be under charter during the entire 2005 work season. During January 2005, the Company announced they had entered into letters of intent to provide five shallow draft vessels in support of offshore pipeline construction activities ongoing in the Kashagan oilfield in the North Caspian Sea. One of the vessels will be supplied from the Company's existing fleet. The remaining four will be new additions to the Company's fleet, either through acquisition or leasing. At least two of the vessels will be newly commissioned. All vessels will be mobilized to the Caspian Sea in November 2005 for an initial contract period of two years.

Between January and March 2005, the Company completed a private placement of its common stock by issuing 7,658,446 common shares for proceeds, net of offering costs, of $21,827. The Company plans to use the proceeds to reduce outstanding debt and to fund the acquisition of the above mentioned vessel acquisitions.

Management believes these new contracts and the additional capital received from the issuance of common stock will be sufficient to enable the Company to continue its operations as a going concern; however, there is no assurance that management's plans will be fulfilled or that profitable operations will be obtained.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


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

Inventories -- Inventory consists of bulk and bottled water related to the Bauta desalinization plant, fuel, spare parts and supplies related to the geophysical operations of TatArka. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out (FIFO) method.

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

Depreciation of property and equipment is calculated by using the straight-line method based on the following estimated useful lives:

                                                               Years
                                                               -----
                  Vessels                                     10 - 12
                  Machinery and equipment                      2 - 20
                  Office equipment and furniture               2 - 3

Depreciation expense was $1,055 and $789 for the years ended December 31, 2004 and 2003, respectively.

Drydocking Costs -- Caspian's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 54 to 60 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2004, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Revenue Recognition -- Vessel revenues are derived from time charter contracts of its vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

Geophysical service revenue is recognized when services are rendered and collectibility is reasonably assured. Certain revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts lasting longer than one year is recognized over the contract term based on the percentage of the cost of services provided during the period compared to the total estimated cost of services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Operating Costs -- Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, and other vessel expenses such as crew personnel training costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Transactions -- Caspian makes its principal investing and financing transactions in United States dollars and the United States dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is Bauta's and TatArka's functional currency. The effect of changes in exchange rates with respect to Bauta is recognized as a separate component of accumulated other comprehensive income. The translation of Kazakh Tenge denominated assets and liabilities into United States dollars for the purpose of these consolidated financial statements does not necessarily mean that the Company could realize or settle, in United States dollars, the reported values of these assets and liabilities. Likewise it does not mean that the Company could return or distribute the reported United States dollar value of its Kazakh subsidiaries capital to its shareholders.

Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.

Comprehensive Income -- The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders. For the Company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


Loss Per Common Share - Basic and Diluted -- Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

As of December 31, 2004, there were 200,000 options outstanding that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. There were no potentially issuable common shares outstanding at December 31, 2003.

Stock Option Plan -- The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As all options were issued at December 31, 2004, the Company recognized no compensation expense under APB 25 or SFAS 123.

Concentrations of Credit Risk -- The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2004. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company.

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

New Accounting Standards - In December 2003, the FASB published a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46R applies in the first interim period ending after March 15, 2004. The company completed its assessment of the impact of FIN 46R and concluded that the interpretation did not affect the company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period. The effect of adopting Statement 123(R) on options outstanding at December 31, 2004 will result in recognition of $487,169 of additional compensation during the year ending December 31, 2005.

Reclassifications -- Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation. The reclassifications had no effect on net income.

NOTE 2 - ACQUISITION OF TATARKA AND KAZMORGEOPHYSICA

On May 26, 2004, EMPS finalized its acquisition of all of the membership interests of TatArka LLP ("TatArka") and 50% of the outstanding common stock of Kazmorgeophysica CJSC ("KMG") in exchange for total consideration of $3,276 which consisted of EMPS issuing 200,000 shares of common stock in exchange for all of the membership interests in TatArka and 1,000,000 shares of common stock in exchange for 50% of the outstanding common stock of KMG. The consideration given and the purchase price were recorded at the estimated fair value of the stock issued, or $3,276. The remaining 50% of the outstanding common stock of KMG not purchased by EMPS was held by the Chairman and CEO of EMPS before and after the acquisition. Of the TatArka interests purchased, 50% was purchased from a company controlled by the Company's CEO, who is a non-controlling shareholder of the Company.

TatArka was formed as a limited liability partnership under the laws of Kazakhstan on July 17, 2001 to provide seismic data acquisition services to onshore oil and gas exploration companies operating in the Republic of Kazakhstan. Most of TatArka's customers are foreign oil and gas corporations operating in Kazakhstan.

Kazmorgeophysica was organized under the laws of Kazakhstan on February 12, 2002 to provide seismic data acquisition services to offshore oil and gas exploration companies operating in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone. The Company also provides seismic data interpretation through its joint venture data processing center with PGS Onshore, Inc. (Texas). Most of KMG's customers are Kazakh oil and gas corporations operating in Kazakhstan.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition and interpretation services, TatArka and Kazmorgeophysica often contract with each other to provide services for their respective customers.

The Company acquired TatArka and the investment in Kazmorgeophysica in an effort to enhance the services offered to the oil and gas exploration and development industry operating in the Kazakh Sector of the North Caspian Sea.

The purchase price for the acquisitions of TatArka and stock interest in KMG was $546 and $2,730, respectively, or $2.73 per share. EMPS estimated the value of the 1,200,000 shares of common stock issued based on the quoted market price of the EMPS common stock on May 26, 2004, adjusted for the effects of quantities traded, and price fluctuations between the acquisition date and the prices through July 2004, through which an active market in EMPS stock was established.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


EMPS allocated the $546 purchase price related to the 200,000 shares issued for TatArka to the assets acquired and liabilities assumed on May 26, 2004, based on their estimated fair values. The $250 excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill.

The TatArka assets acquired and liabilities assumed were as follows:

         ------------------------------------------------------
         Assets Acquired
         Current assets                                 $  617
         Receivables from related parties                  459
         Property and equipment                            214
         Goodwill                                          250
         ------------------------------------------------------
         Total Assets Acquired                           1,540
         ------------------------------------------------------
         Liabilities Assumed
         Current liabilities                               762
         Deferred revenue                                  232
         ------------------------------------------------------
         Total Liabilities Assumed                         994
         ------------------------------------------------------
         Net Assets Acquired                            $  546
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

The following pro forma operating information for the years ended December 31, 2004 and 2003 have been prepared to present the effects of the acquisitions as though the acquisitions had occurred on January 1, 2004 and 2003, respectively. The pro forma financial information is illustrative of the effects of the acquisitions and does not necessarily reflect results of operations that would have resulted had the acquisitions actually occurred at those dates. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

For year ended December, 31                                2004          2003
------------------------------------------------------------------------------
Revenue                                                $ 14,634      $ 15,089
Net Income (Loss)                                      $   (362)     $      2
Net Income (Loss) Per Common Share                     $  (0.01)     $      -
------------------------------------------------------------------------------

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


necessary at December 31, 2004 or 2003. Receivables from vessel charter revenues are approximately $2,040 and $1,648 at December 31, 2004 and 2003, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for future geophysical processing and analysis. The receivables are current and collectable in 45 days from date of invoice. At December 31, 2004, receivables related to geophysical services totaled $3,056. The Company provided an allowance for doubtful accounts for these receivables of $39.

At December 31, 2004 and 2003, receivables related to desalinization operations totaled $120 and $92 respectively. The Company provided an allowance for doubtful accounts for these receivables of $12 and $6 for the years ended December 31, 2004 and 2003, respectively.

NOTE 4 - VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

December 31,                                                2004          2003
-------------------------------------------------------------------------------
Marine vessels                                          $  8,275       $ 7,382
Machinery and equipment                                    6,109         2,761
Office equipment and furniture                               312           103
Land                                                         761           589
-------------------------------------------------------------------------------
                                                          15,457        10,835
Accumulated depreciation                                  (2,967)       (1,870)
-------------------------------------------------------------------------------
Vessels, Equipment and Property, net                    $ 12,490       $ 8,965
===============================================================================

Vessels -- In February 2004, Caspian entered into an agreement for the construction and purchase of a high speed aluminum crew boat. The boat is 33 meters long and capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The Company has paid $1,100 towards the contract price of $1,800 with the remainder due at various progress points. The vessel is tentatively scheduled for mobilization to the Caspian Sea at the end of the 2005 work season.

During June, 2004, the Company entered into an agreement for the purchase of a used 45 meter shallow draft multi-purpose utility vessel for $575. The Company paid an additional $313 for shipping and repairs. The vessel has accommodation facilities for up to 20 client passengers and a back deck area of 170 square meters for the deployment of survey equipment and is equipped with electric bow thrusters, making it a highly maneuverable vessel. The Company took possession of the vessel on July 7, 2004 and re-named it the Caspian Galiya. The Caspian Galiya became available for charter from September 30, 2004 through the end of the operating season.

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

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


Current contract periods and extension provisions for all vessels are as follows:

Vessel                               Contract Expiration     Extension Option
-----------------------------------------------------------------------------
Baskunchak                              November 2006                1-year
Caspian Dinara                          November 2006                1-year
Caspian  Eva                             October 2005                    -
Caspian Galiya                                   -                       -
Caspian Maria                            October 2005                    -
Caspian Yelena                                   -                       -
Coastal Bigfoot                                  -                       -
=============================================================================

The Company is currently in process of negotiating and renewing all contracts that expired in 2004.

Geophysical Equipment -- The Company's geophysical equipment primarily includes technical equipment and heavy equipment used for collecting seismic data in remote potential oil and gas field locations.

Desalinization Plant -- The desalinization operations are located in Bautino and consist of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tank, production lines, packaging equipment, warehouse space and various other production and administrative equipment, furniture and fixtures.

NOTE 5 - NOTES RECEIVABLE

In December 2004, TatArka borrowed $600 by entering into a two year 14% interest bearing note payable with a bank. The Company immediately loaned this $600 to an unrelated third party. The loan has no stated interest rate and is due by December 2007. Interest will be imputed on payments received at a rate of 14%. As of December 31, 2004 no payments had been received on this note.

NOTE 6 - NOTES RECEIVABLE FROM RELATED PARTIES

In December 2003, the Company entered into an agreement with Bautino to provide $1,100 funding to build, furnish and equip the phase two addition to the hotel. Through December 31, 2003, the Company advanced $400 in accordance with the agreement and through December 31, 2004, the full $1,100 had been advanced. Interest began accruing on January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino to repay the principal loaned in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008. Construction of phase two was completed and opened in February 2005.

On September 10, 2003 the Company advanced $500 to BMB Holding, Inc., a Delaware corporation related through a Company officer and director. By December 31, 2003, this note had been collected in full. The note carried an interest rate of 16.5% and was collateralized by an option to purchase BMB Holding, Inc. common stock at 95% of its market value in exchange of the amount due to the Company on the maturity date. As additional compensation for providing the loan, the Company received 10 shares of BMB Holding, Inc. common stock, totaling a one percent equity interest in BMB, and recorded the investment at $0. During August 2004, the Company sold the equity investment for proceeds of $571 and recognized a gain on the sale of $571.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


At December 31, 2004 and 2003, $11 and $7 in loans to employees were included in notes receivable from related parties.

NOTE 7 - LONG-TERM DEBT

During September 2004, Caspian re-financed $4,900 of notes payable with a bank. The new note bears interest at 14% with interest payments due monthly. The note requires three monthly principle payments of $175 for October through December 2004. The note is collateralized by the Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and 5,400 shares of Bauta CJSC. Subsequent to year end, the note was paid in full.

During 2004, TatArka entered into a line availability agreement with a local bank for up to $600, and immediately borrowed $600. The line is collateralized by equipment and bears interest at 14%. The funds drawn are due by December 2006.

Long-term debt consists of the following:

December 31,                                                2004          2003
-------------------------------------------------------------------------------
Notes payable to a bank bearing interest at 14%;
due August 2007; paid in full - March 2005               $ 4,043       $ 5,200

Note payable to a bank bearing interest at 14%;
colateralized by land and vessel under construction
paid in full - March 2005                                  1,000             -

Bank credit line bearing interest at 21%
due June 2005; secured by inventory                           26             -

Bank credit line bearing interest at 14%; due July 2005;
secured by equipment and future cash flows                 2,150             -

Bank credit line bearing interest at 14%
due by December 2006; secured by equipment                   600             -

Notes payable to employees bearing interest
at 0%; no set payments required; due on
demand; unsecured                                              4             -
-------------------------------------------------------------------------------
Total Long-term Debt                                       7,823         5,200
Less: Current Portion                                      3,405         5,200
-------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                  $ 4,418       $     -
===============================================================================

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

During 2004, Caspian entered into short-term loan agreements with a group of shareholders and companies related through common management for an aggregate $4,686 in notes payable. These notes bear interest at nine and ten percent interest and are due through March 2005. Subsequent to year end these notes were paid in full.

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


Notes payable to related parties consist of the following:


December 31,                                                    2004       2003
--------------------------------------------------------------------------------
Note payable to a company related through common
management bearing interest at 0%; no set payments
required; due upon demand; unsecured.                        $     -      $ 250

Notes payable to a stockholder bearing interest at
10%;  no set payments required; due upon demand;
unsecured; paid in full - March 2005                             249        592

Notes payable to shareholders bearing interest at 9% and 10%
unsecured; paid in full - March 2005                           4,437          -

Notes payable to a company related through
common management, bearing interest at 0%; unsecured
paid in full - March 2005                                        300          -

Note payable to a company related through common
management bearing interest at 0%;  no set payments
required; due upon demand; unsecured                              37          -
--------------------------------------------------------------------------------
Total Notes Payable - Related Parties                        $ 5,023      $ 842
================================================================================

NOTE 9 - STOCK OPTIONS

On December 31, 2004, the Company granted 200,000 options to key employees to purchase shares of common stock with an exercise price of $3.00 per share. The market value of the common stock on the date of grant was $3.50. On January 1, 2005, 75,000 of these options were fully vested with an additional 50,000 options vesting on October 1, 2005 and 2006, respectively. The final 25,000 options vest on October 1, 2007.

A summary of the stock options issued under the Company's Plan is as follows:


                                                          Weighted-Average
Fixed options                               Shares        Exercise Price
---------------------------------------------------------------------------
Outstanding at December 31, 2003                    -          $     -
Granted                                       200,000             3.00
---------------------------------------------------------------------------
Outstanding at December 31, 2004              200,000             3.00
===========================================================================

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2004:

                                  Weighted-
                   Options         Average                           Number
                 Outstanding at   Remaining       Weighted-      Exerciseable at
                  December 31,   Contractual  Average Exercise    December 31,
Exercise Price      2004             Life          Price              2004
--------------------------------------------------------------------------------
 $   3.00          200,000           4.75         $ 3.00                -


NOTE 10 - INCOME TAXES

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

Earnings and losses before income taxes derived from United States and international operations are as follows:


For the years ended December 31,                         2004          2003
----------------------------------------------------------------------------
United States                                         $   (67)      $  (371)
Kazakhstan                                                902         1,635
----------------------------------------------------------------------------
                                                      $   835       $ 1,264
----------------------------------------------------------------------------

Deferred tax assets and liabilities are as follows:

December 31,                                             2004          2003
----------------------------------------------------------------------------
Tax loss carry forwards                               $   736       $   519
Property and equipment                                    434           415
Provision for doubtful accounts and obsolete inventory      -            32
Valuation allowance                                    (1,134)         (966)
----------------------------------------------------------------------------
Net deferred tax asset                                $    36       $     -
----------------------------------------------------------------------------

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

For the years ended December 31,                         2004          2003
----------------------------------------------------------------------------
Tax at US Federal statutory rate (34%)                $   284       $   430
Non-deductible expenses                                   329         1,137
Deferred tax asset valuation change                       167            77
Effect of lower foreign tax rates                         (56)          (45)
----------------------------------------------------------------------------
Income tax provision                                  $   724       $ 1,599
----------------------------------------------------------------------------

As of December 31, 2004, EMPS has loss carry forwards of approximately $149 and $587 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2005.

NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for its 50% non-controlling equity investments in Bautino and KMG under the equity method of accounting. The Company's investment in Bautino was reduced from its original investment of $96 to zero from recognition of its share of the Bautino operating losses. Summarized financial information of Bautino and KMG for the years ended December 31, 2004 and 2003 are as follows:

                                        Bautino                  KMG
                              ---------------------------  --------------
For year ended December, 31      2004            2003            2004
-----------------------------------------------------------------------
Total Assets                    6,857           4,559            2,519
Total Liabilities               6,124           3,892            1,971
Net Income (Loss)                (333)             55              369


NOTE 12 - OPERATING LEASES

The Company maintains its corporate offices in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. The corporate office lease expires in December 2005, while the offices and apartments in Kazakhstan expire by April 2005 and are expected to be renewed. Rent expense for the years ended December 31, 2004 and 2003 was $203 and $97, respectively.

The future minimum rental payments required under these operating leases for 2005 are $435.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

On May 26, 2004, the Company issued 1,200,000 shares of common stock valued at $3,276 for a 100% interest in TatArka and a 50% interest in Kazmorgeophyzika.

On May 23, 2003, the Company spun-off its formerly majority owned subsidiary EMPS Research Corporation. As net liabilities of EMPS Research were greater than

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


the net assets, the spin-off was accounted for as the assumption of net liabilities and a $6 capital contribution by the Company shareholders.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Charter Contracts -- The Company is committed to make the Vessels available in accordance with the Vessel Charter Contracts.

Economic Environment -- In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company's financial condition or future results of operations.

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

Deferred Revenue -- During June 2003, Bauta entered into an agreement with AGIP KCO ("AGIP"), its major customer, for the construction of a 2,000 cubic meter water storage tank. AGIP agreed to advance $140 to Bauta for the construction of the tank, for which Bauta would repay the $140 through the sale of water to AGIP at a discounted rate. By December 31, 2003, Bauta placed $62 of proceeds received from AGIP with a contractor. Construction of the tank began in January 2004 and was completed in June 2004 at a cost of approximately $173. AGIP's payment of $140 was recorded as deferred revenue to be amortized over the period of discounted water sales. During 2004, $46 of deferred revenue was recognized with $94 still deferred at December 31, 2004.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid a company related through common ownership by a Caspian shareholder and noteholder, $114

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)


and $236, respectively, for corporate travel, Kazakh visa, entry and exit services. A company under common management was paid $0 and $36 during the years ended December 31, 2004 and 2003 for marketing and technical services. A company owned by a shareholder and officer was paid $0 and $20 for transportation services during 2004 and 2003 respectively. For related party notes receivable and payable, see Notes 6 and 8.

NOTE 16 - SEGMENT INFORMATION

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

For the year                   Vessel        Geophysical         Water        Corporate
ended December 31, 2004      Operations       Services       Desalinization Administration    Total
----------------------------------------------------------------------------------------------------
Sales to external customers   $ 7,441         $ 6,161           $  960        $    -       $ 14,562
Intersegment sales                  -               -                -           292            292
Depreciation and amortization     816             113              123             3          1,055
Interest expense                1,125             144                6             -          1,275
Income (loss) from equity
  method investee                (124)            185                -             -             61
Provision for income tax                          724                -             -            724
Minority Interest                   -               -              (20)            -            (20)
Segment income (loss)          (1,618)          1,700              (25)         (252)          (195)
Segment assets                 13,766           7,398            2,681         3,519         27,364
Investments in equity
  method investees                  -           2,915                -             -          2,915

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except share and per share data)

For the year                   Vessel        Geophysical         Water        Corporate
ended December 31, 2003      Operations       Services       Desalinization Administration    Total
----------------------------------------------------------------------------------------------------
Sales to external customers   $ 9,701         $     -           $  833        $    -       $ 10,534
Depreciation and amortization     758               -               28             3            789
Interest expense                  970               -                5             4            979
Income from equity
method investees                   28               -                -             -             28
Provision for taxes             1,599               -                -             -          1,599
Minority interest                   -               -             (143)            -           (143)
Segment income (loss)             362               -             (184)         (370)          (192)
Segment assets                 11,478               -            2,389            58         13,925
Investments in equity
method investees                  124               -                -             -            124

Consolidated Total Assets
December 31                                                       2004          2003
-------------------------------------------------------------------------------------
Total assets for reportable segments                          $ 27,364      $ 13,925
Elimination of intersegment assets                              (2,166)       (1,559)
-------------------------------------------------------------------------------------
Consolidated Total Assets                                     $ 25,198      $ 12,366
=====================================================================================

Consolidated Net Sales
For the year ended December 31,                                   2004          2003
-------------------------------------------------------------------------------------
Total sales for reportable segments                           $ 14,854      $ 10,534
Elimination of intersegment sales                                 (292)            -
-------------------------------------------------------------------------------------
Conolidated net sales                                         $ 14,562      $ 10,534
=====================================================================================

NOTE 17 - SUBSEQUENT EVENTS

During March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3 per share. The Company received $21,827 after offering costs. In connection with the offering, the Company issued a warrant to purchase 765,845 shares of common stock. The warrant is exercisable at $3 per share, is exercisable immediately and expires in September 2006. The Company plans to use the proceeds to reduce outstanding debt and to fund the acquisition of vessels.

During January 2005, the Company announced they had entered into letters of intent to provide five shallow draft vessels in support of offshore pipeline construction activities ongoing in the Kashagan oilfield in the North Caspian Sea. One of the vessels will be supplied from the Company's existing fleet. The remaining four will be new additions to the Company's fleet, either through acquisition or leasing.