Form 10QSB
period 2005-03-31
EMPS CORP
filed 2005-05-23
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 2005                                                         000-33215


                                EMPS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                       -----------------------------------
                      (I.R.S. Employer Identification No.)


            2319 Foothill Blvd. Suite 250, Salt Lake City, Utah 84109
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 746-3700
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12 (b) of the Act: None.

         Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 2005 we had 38,858,446 shares of our $0.001 par value, common stock outstanding.

                        EMPS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           March 31, 2005 and December 31, 2004.............................. 2

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended March 31, 2005 and 2004................ 3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended March 31, 2005 and 2004................ 4

         Notes to Condensed Consolidated Financial Statements (Unaudited).... 5

     Item 2.  Management's Discussion and Analysis or Plan of Operation......10

     Item 3.  Controls and Procedures........................................20



PART II - OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities........................20

     Item 5.  Other Information..............................................21

     Item 6.  Exhibits and Reports on Form 8-K...............................22

     Signatures..............................................................23

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)
                                                                                March 31,      December 31,
                                                                                   2005            2004
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                             $  5,261        $    359
Trade accounts receivable, net of allowance of $405 and $51 respectively            3,291           5,165
Other receivables                                                                     608               7
Advances to related parties, net                                                    2,003               7
Inventories                                                                           360             286
Prepaid expenses and other current assets                                           1,486             373
-----------------------------------------------------------------------------------------------------------
Total Current Assets                                                               13,009           6,197
-----------------------------------------------------------------------------------------------------------

Vessels, equipment and property, net                                               12,152          12,490
Construction in progress                                                            2,095           1,100
Drydocking costs, net                                                                 459             485
Goodwill                                                                              259             264
Deferred tax asset                                                                      -              36
Investments                                                                         2,953           2,915
Note receivable                                                                       588             600
Notes receivable from related parties                                               1,111           1,111
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 32,626        $ 25,198
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                            $  1,818        $  4,218
Income tax payable                                                                      -             647
Deferred revenue                                                                    2,919             107
Advances from related parties                                                           -             830
Notes payable - related parties                                                       684           5,023
Current portion of long-term debt                                                   1,758           3,405
-----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                           7,179          14,230
-----------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                               288           4,418
-----------------------------------------------------------------------------------------------------------
Minority Interest                                                                   2,090           2,156
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  38,858,446 and 31,200,000 shares issued and outstanding, respectively                39              31
Additional paid-in capital                                                         26,561           4,731
Accumulated other comprehensive income (loss)                                         (11)            110
Accumulated deficit                                                                (3,520)           (478)
-----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                         23,069           4,394
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $ 32,626        $ 25,198
===========================================================================================================


                 See accompanying notes to the condensed consolidated financial statements

                                                       2

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

                                                            For the Three Months
                                                               Ended March 31,
                                                       -------------------------------
                                                           2005               2004
--------------------------------------------------------------------------------------
Revenues
Vessel revenues                                        $       467        $       849
Geophysical service revenues                                    19                  -
Product sales                                                  202                177
--------------------------------------------------------------------------------------
Total Revenues                                                 688              1,026
--------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                       1,235              1,040
Geophysical costs of revenues                                  190                  -
Cost of product sold                                            78                101
Depreciation                                                   167                208
General and administrative                                   1,648                497
--------------------------------------------------------------------------------------
Total Operating Expenses                                     3,318              1,846
--------------------------------------------------------------------------------------
Loss from Operations                                        (2,630)              (820)
--------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                              (286)              (222)
Gain on sale of securities                                       -                  -
Exchange gain (loss)                                            (4)                (1)
Income (loss) from equity method investees                      38                 (5)
Other                                                           19                  -
--------------------------------------------------------------------------------------
Net Other Income (Expense)                                    (233)              (228)
--------------------------------------------------------------------------------------

Net Income Before Income Tax and Minority Interest          (2,863)            (1,048)
Provision for income tax                                      (203)                 -
Minority interest                                               24                 22
--------------------------------------------------------------------------------------
Net Loss                                               $    (3,042)       $    (1,026)
======================================================================================
Loss Per Common Share - basic and diluted              $     (0.09)       $     (0.03)
======================================================================================
Weighted Average Common Shares
Outstanding - basic and diluted                         32,901,877         30,000,000
======================================================================================


      See accompanying notes to the condensed consolidated financial statements

                                            3

EMPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share and per share data)
                                                                             For the Three Months
                                                                                 Ended March 31,
                                                                          ----------------------------
                                                                              2005            2004
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                  $   (3,042)     $   (1,026)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of equipment                                                      -               -
Depreciation and amortization                                                    365             247
Minority interest                                                                (24)            (22)
Net (income) loss in equity method investees                                     (38)              5
Foreign currency exchange (gain) loss                                              4               -
Compensation from issuance of options                                             43
Changes in current assets and liabilities:
Trade accounts receivable                                                      1,151             823
Trade accounts receivable - related                                              322               -
Inventories                                                                      (82)             (4)
Prepaid expenses and other current assets                                     (1,127)            (20)
Accounts payable and accrued expenses                                         (2,411)            178
Income tax payable                                                              (853)              -
Deferred revenue                                                               2,865              26
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           (2,827)            207
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Advances to Equity Method investees                                           (2,000)           (300)
Payments on related party notes payable                                         (785)              -
Payment of drydocking costs                                                        -             (63)
Purchase of vessels and equipment                                             (1,101)           (164)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (3,886)           (527)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties                   1,802               -
Proceeds from issuance of debt                                                    25              57
Change in advances to/from related parties                                       (36)              6
Principal payments on short-term debt to related parties                      (6,127)              -
Principal payments on notes payable                                           (5,763)            (50)
Proceeds from issuance of common stock                                        22,930               -
Costs of raising capital                                                      (1,135)              -
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           11,696              13
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          (81)              -
------------------------------------------------------------------------------------------------------
Net change in cash                                                             4,902            (307)
Cash at beginning of period                                                      359             401
------------------------------------------------------------------------------------------------------
Cash at end of period                                                     $    5,261      $       94
======================================================================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                    $      287      $      114

                   See accompanying notes to the condensed consolidated financial statements

                                                       4

EMPS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The Company owns 100% of the outstanding common stock of Caspian Services Group Limited, TatArka LLP, Caspian Real Estate Limited and Caspian Geophysics Limited. The Company also owns 56% of the outstanding common stock of CJSC Bauta, and 50% of the outstanding common stock of Kazmorgeophysica CJSC and Bautino Development Company, LLC, collectively ("EMPS" or the "Company").

Nature of Operations - The Company's operations consist of a fleet of shallow draft vessels operating in the Kazakh Sector of the North Caspian Sea; providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; operation of a water desalinization and bottling plant in the Port of Bautino, on the Caspian Sea; and development and operation of a hotel located at the Port of Bautino.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Condition - The Company has accumulated deficits of $3,520 and $478 as of March 31, 2005 and December 31, 2004, respectively. The Company has working capital of $5,830 and negative working capital of $8,033 as of March 31, 2005 and December 31, 2004, respectively. The Company has net losses of $3,042 and $1,026 for the three months ended March 31, 2005 and 2004, respectively. The Company's operations used cash of $2,827 and provided cash of $207 for the three months ended March 31, 2005 and 2004, respectively.

Reclassifications - Certain reclassifications have been made in the 2004 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the three months ended March 31, 2005, the Company recognized $42 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

March 31                                                                        2005             2004
------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders, as reported                       (3,042)          (1,026)

Add: Total stock-based employee compensation expense
recorded.                                                                         42                -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards.                        (352)               -
------------------------------------------------------------------------------------------------------
Pro forma net loss                                                          $ (3,352)        $ (1,026)
------------------------------------------------------------------------------------------------------

Loss per share, basic and diluted:
As reported                                                                 $  (0.09)        $  (0.03)
Pro forma                                                                   $  (0.10)        $  (0.03)

Net Loss Per Common Share - Basic and Diluted - As of March 31, 2005, there were 200,000 options and 765,845 warrants outstanding respectively that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock - During March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3 per share. The Company received $21,795 after offering costs of $1,135. In connection with the offering, the Company issued a warrant to purchase 765,845 shares of common stock. The warrant is exercisable at $3 per share, is exercisable immediately and expires in September 2006. The warrant had a fair value of $2,679 on the date of issuance and was recorded as part of the offering costs.

Options - The following table summarizes information about fixed stock options outstanding at March 31, 2005:

                                   Weighted-
                    Options         Average                          Number
                 Outstanding at    Remaining      Weighted-      Exerciseable at
                   March 31,      Contractual   Average Exercise    March 31
Exercise Price        2005            Life          Price             2005
--------------------------------------------------------------------------------
  $ 3.00            200,000           4.5         $ 3.00             75,000


NOTE 3 - DEVELOPMENT OF MARINE BASE

In March 2005, the Company formed Caspian Real Estate Limited, a British Virgin Island Company to develop and operate a marine service base in the port of Bautino, Kazakhstan to support the Company's growing fleet and to serve as a major supply-chain marine base providing a full range of services to vessel fleet operators and to oil companies operating in the Kazakhstan Sector of the North Caspian Sea. The Company commenced phase one of the project in March 2005, which includes conducting an offshore sea bed sampling survey, environmental impact assessment study, final jetty and shore site facility engineering design works, submission of plans for approvals and preliminary site works in preparation for start of construction. During the three months ended March 31, 2005, the Company incurred construction costs totaling $995.

NOTE 4 - NOTES PAYABLE

During the three months ended March 31, 2005, the Company used proceeds from the issuance of common stock to pay off some of the outstanding notes payable. Notes payable are as follows as of March 31, 2005:

                                                                           March 31,    December 31,
                                                                                2004            2004
------------------------------------------------------------------------------------------------------
Notes payable to a bank bearing interest at 14%;
  due August 2007; paid in full - March 2005                                 $     -         $ 4,043
Note payable to a bank bearing interest at 14%;
  colateralized by land and vessel under construction
  paid in full - March 2005                                                        -           1,000
Bank credit line bearing interest at 21%
  due June 2005; secured by inventory                                             13              26
Bank credit line bearing interest at 14%; due July 2005;
  secured by equipment and future cash flows                                   1,433           2,150
Bank credit line bearing interest at 14%
  due by December 2006; secured by equipment                                     600             600
Notes payable to employees bearing interest
  at 0%; no set payments required; due on
  demand; unsecured                                                                -               4
------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                           2,046           7,823
Less: Current Portion                                                          1,758           3,405
------------------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                                      $   288         $ 4,418
======================================================================================================

NOTE 5 - NOTES PAYABLE - RELATED PARTY

During the three months ended March 31, 2005, the Company used proceeds from the issuance of common stock to pay off some of the outstanding notes payable - related parties. Notes payable - related parties are as follows at March 31, 2005:

                                                                           March 31,     December 31,
                                                                                2004             2004
------------------------------------------------------------------------------------------------------
Notes payable to a stockholder bearing interest at
  10%;  no set payments required; due upon demand;
  unsecured; paid in full - March 2005                                       $     -          $   249
Notes payable to shareholders bearing interest at 9% and 10%
  unsecured; paid in full - March 2005                                             -            4,437
Notes payable to a company related through
  common management, bearing interest at 0%; unsecured
  paid in full - March 2005                                                        -              300
Notes payable to companies related through common
  management bearing interest at 0%;  no set payments
  required; due upon demand; unsecured                                           684               37
------------------------------------------------------------------------------------------------------
Total Notes Payable - Related Parties                                        $   684          $ 5,023
------------------------------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid another company owned by a shareholder and officer of Caspian, $366 and $39 for the three months ended March 31, 2005 and 2004, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

Notes Receivable - At March 31, 2005, the Company had a $1,100 receivable from Bautino Development Company for the construction of the second phase of the hotel. Interest accrues on the note at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino Development Company to repay the loan in semi-annual installments of $138 plus interest beginning June 15, 2005 and through December 15, 2008.

During the three months ended March 31, 2005, the Company advanced Kazmorgeophysica $2,000 at 5% interest to be repaid within 4 years with no set repayment schedule.

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

For the three months                  Vessel         Geophysical          Water          Corporate
ended March 31, 2005                Operations         Services       Desalinization    Administration       Total
------------------------------------------------------------------------------------------------------------------------
Sales to external customers              $   467           $    19           $   202          $     -           $   688
Depreciation and amortization                 48                84                34                1               167
Interest expense                             199                86                 1                -               286
Income (loss) from equity
  method investee                              -                38                 -                -                38
Provision for income tax                      14               189                 -                -               203
Minority Interest                              -                 -               (24)               -               (24)
Segment income (loss)                     (2,105)             (835)              (31)             (71)           (3,042)
Segment assets                            13,611             6,779             2,576           25,086            48,052
Investments in equity
  method investees                             -             2,953                 -                -             2,953

For the three months                  Vessel         Geophysical          Water          Corporate
ended March 31, 2004                Operations         Services       Desalinization    Administration       Total
------------------------------------------------------------------------------------------------------------------------
Sales to external customers              $   849           $     -           $   177          $     -           $ 1,026
Depreciation and amortization                199                 -                 8                1               208
Interest expense                             221                 -                 1                -               222
Income from equity
  method investees                             -                 -                 -                -                 -
Provision for taxes                            -                 -                 -                -                 -
Minority interest                              -                 -               (22)               -               (22)
Segment income (loss)                       (860)                -               (28)            (138)           (1,026)
Segment assets                             9,529                 -             2,544               11            12,084
Investments in equity
  method investees                           119                 -                 -                -               119

Consolidated Total Assets                                                  March 31,     December 31,
December 31                                                                     2005             2004
------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                        $ 48,052         $ 27,364
Elimination of intersegment assets                                           (15,426)          (2,166)
------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                   $ 32,626         $ 25,198
======================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Recent Developments

         In January 2005, we entered into letters of intent with Saipem SpA to provide five shallow draft vessels to support offshore pipeline activities ongoing in the Kashagan oilfield in the north Caspian Sea. One of the vessels will come from our existing fleet. The remaining four vessels will be new additions to our fleet either through acquisition or leasing. Construction of two multi-craft shallow draft work boats with anchor handling capacity has been commissioned. All four vessels will be mobilized to the Caspian Sea in November 2005 for an initial period of two years. The letters of intent represent commitments that will result in approximately $11,000 in revenue. The terms of a definitive agreement are pending final approval by the parties.

         During the quarter we completed a private placement of 7,658,446 shares of its common stock at a price of $3.00 per share, raising us $21,795 after deducting offering expenses. The funds have been and will primarily be used to reduce outstanding debts, to acquire vessels and to fund initial development of a marine service base.

         In March 2005, we formed two wholly owned subsidiaries, Caspian Geophysics Limited and Caspian Real Estate Limited, both are British Virgin Island companies. Caspian Geophysics Limited will oversee our geophysical services operations. Caspian Real Estate will oversee the operation and development of our real estate and infrastructure assets. Caspian Real Estate will also be responsible for the development and operation of a marine service base we intend to construct in the port of Bautino, Kazakhstan to support our growing fleet and to serve as a major supply-chain marine base providing a full range of services to vessel fleet operators and to oil and gas companies operating in the Kazakh sector of the North Caspian Sea. We commenced phase one of the project in March 2005. Phase one will include conducting an offshore sea bed sampling survey, environmental impact assessment study, final jetty and shore site facility engineering design works, submission of plans for approvals and preliminary site works in preparation for start of construction. During the three months ended March 31, 2005, Caspian Real Estate incurred construction costs totaling $995.

Business Review

         During the first quarter of 2005, we operated four business segments:
Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
--------------------------------------------------------------------------------

                                                 First Quarter
                                     ------------------------------------
                                                                     %
                                        2005         2004         Change

VESSEL OPERATIONS
Operating Revenue                   $     467     $    849            45%
Pretax Operating Income/(Loss)(1)   $  (2,091)    $   (860)          143%

GEOPHYSICAL SERVICES
Operating Revenue                   $      19     $      -           n/a
Pretax Operating Income/(Loss)(1)   $    (608)    $      -           n/a

WATER DESALINIZATION
Operating Revenue                   $     202     $    177           14%
Pretax Operating Income/(Loss)(1)   $     (55)    $    (28)          96%

CORPORATE ADMINISTRATION
Operating Revenue                   $       -     $      -           n/a
Pretax Operating Income/(Loss)(1)   $     (71)    $   (138)          49%

--------
(1)  Pretax operating loss represents income before taxes and minority interest.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenue

         Total revenue during the first quarter 2005 was $688 compared to $1,026 during the first quarter 2004, a decrease of 33%. Total operating expenses increased by $1,472 or 80% to $3,318 in the three months ended March 31, 2005 compared to the same period ended March 31, 2004. Loss from operations for the three months ended March 31, 2005 was $(2,630) compared to $(820) during the three months ended March 31, 2004, a 221% increase in loss from operations. Net loss for the first quarter 2005 was $(3,042) compared to a net loss of $(1,026) in 2004, an increase of 196%.

         Vessel Operations revenue of $467 during the first quarter 2005 decreased 45% compared to the first quarter of 2004. Vessel revenue less vessel operating costs during the quarter ended March 31, 2005 was $(768) compared to $(191) during the quarter ended March 31, 2004.

         During the quarter ended March 31, 2005 revenue from geophysical services was $19, with revenues less cost of revenues totaling $(171). As the Company was not engaged in the geophysical services industry prior to its acquisition of TatArka, LLP, and Kazmorgeophysica, CJSC, on May 26, 2004, the Company has no comparable sequential or prior year period against which to compare revenue and income from operations.

         Water Desalinization revenue of $202 increased 14% year-on-year. Revenue from water desalinization less cost of product sold was $124 during the first quarter 2005 compared to $76 in the first quarter 2004.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $71 during the first quarter 2005, which represents a 49% decrease in pretax operating loss compared to the first quarter 2004.

         Vessel Operations

         As discussed above, first quarter revenue of $467 decreased 45% year-on-year. Pretax operating loss of $2,091 during the first quarter 2005, was 145% greater compared to the first quarter 2004.

         Annually we anticipate first quarter vessel revenues to be significantly lower than during the other fiscal quarters due to weather conditions where our vessels operate, which do not permit our clients to conduct their exploration, development and production activities from January to March. Therefore, our vessels were not in active operations during the first quarter 2005. Typically, our vessel charters provide for the payment of winter day rates, which are generally significantly less than the day rates paid by our clients during active operations. During the first quarter 2005, however, much of our vessel fleet was not under charter and therefore we experienced a significant decrease in vessel revenues because our unchartered vessels were not earning winter day rates.

         While most of our fleet was not under charter and therefore not earning winter day rates, we continued to incur vessel operating costs. During the three months ended March 31, 2005, vessel operating costs were $1,235 compared to $1,040 during the three months ended March 31, 2004. This 19% increase is largely attributable to increased fuel costs and the fact that we had an additional vessel in our fleet during the first quarter 2005 compared to 2004. A disproportionate percentage of our vessel operating costs are attributable to the Coastal Bigfoot, which we operate under an agreement with Rederij Waterweg, the owner of the Coastal Bigfoot. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessel. While it has cost us more to operate the Coastal Bigfoot than to operate our own vessels we are willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels. We expect this relationship will make it possible for us to fulfill our fleet obligations to Saipem, and to meet future demand for vessels, without incurring the significant expense of purchasing additional vessels.

         As of the date of this report, six of our seven operating vessels are under charter. Our two accommodation vessels are chartered through November 2006. One of our multi-purpose supply vessels is under charter through the end of the 2005 work season. The other is under charter through May 2005. Our multi-purpose supply and tugboat and our multi-purpose survey vessel are under contract through the end of the work season. Our multi-purpose utility vessel is currently in dry-dock. We hope it will be ready to put in service during June 2005. Construction of our fast crew boat has not been completed due to difficulties obtaining the correct motors for the vessels. Those motors have now been delivered and we anticipate the crew boat will be placed into service during the third or fourth quarter 2005.

         With the commencement of the 2005 work season and the activation of our chartered vessels, we expect vessel revenue and vessel operating costs to increase substantially during the second, third and fourth quarters of 2005 as compared to the first quarter of 2005.

         Geophysical Services

         As discussed above, we began providing geophysical services at the end of May 2004, when we acquired 100% of TatArka and 50% of Kazmorgeophysica. As a wholly owned subsidiary, we fully consolidate the operations of TatArka into our financial results. We account for the operations of Kazmorgeophysica by the equity method. As a result, we have no comparable prior year or prior quarter revenue and income from operations with which to compare. TatArka currently has contracts in place to supply seismic acquisition services through the fourth quarter 2005. With the anticipated increase in exploration activities in the Caspian Sea region in 2005, we anticipate revenue and the costs of providing geophysical services will remain constant in the upcoming quarter. Our ability to provide seismic data acquisition services is also directly impacted by weather conditions in the Caspian Sea region. As with vessel operations, and as witnessed in the current quarter, we anticipate revenue from geophysical services will be very limited from January through March of each year.

         Water Desalinization

         Revenue from water desalinization income from water desalinization increased slightly during the fist quarter of 2005 compared to the first quarter of 2004. These increases are the result of increased demand for water arising from increased activity in the port of Bautino and a conscious effort on our part to reduce costs and to conduct our water desalinization operations more efficiently. While we hope to continue to reduce our costs for producing water, we do not anticipate such significant reductions in future quarters. Much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, our water desalinization operations are seasonal and we anticipate increased revenue and income from operations during the second, third and fourth quarters of 2005.

         Corporate Administration

         During the quarter ended March 31, 2005 net loss from corporate administration was $71 compared to $138 during the same quarter of 2004. This reduction in net loss is the result of corporate administration realizing increased intersegment revenue coupled with decreased expenses. Corporate administration realized no intersegment revenue during the first quarter 2004 because it did not provide marketing services in that quarter. These intersegment revenues have been eliminated in consolidation.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $1,151, or 232%, to $1,648 for the quarter ended March 31, 2005, compared to the same period of 2004. The primary contributing factors to the increase in general and administrative expense were the consolidation of TatArka's general and administrative expenses, as well as, a significant increase in payroll expenses as a result of a reclassification of certain payroll expenses, increased technical and marketing fees, materials, rental expense and transportation expenses. We anticipate general and administrative expenses will continue to increase in the second quarter of 2005 as we undertake active operations. Moreover, we expect the increases in general and administrative expenses during the second quarter 2005 compared to the same quarter 2004 to increase at rates similar to those experienced during the first quarter 2005 compared to the first quarter 2004, as a result of the consolidation of TatArka's general and administrative expenses. We did not acquire TatArka until May 2004. Thereafter, we anticipate the increases in general and administrative expenses year-on-year to be less dramatic.

         Interest Expense

         Interest expense increased 28% to $286 in the first quarter 2005, compared to the first quarter 2004. The increase in interest expense was due to increased debt obligations of the Company during the first quarter 2005 compared to the first quarter 2004. We expect interest expense in upcoming quarters to decrease as we continue to reduce our level of long-term debt.

Cash Flow

         Typically, we realize minimal cash flow from operations during the first fiscal quarter. Due to weather conditions in the north Caspian Sea where we conduct our operations, exploration and production activities do not begin until late March or early April. The work season for our vessels and geophysical services typically extends into late October or early November, again depending upon weather conditions. Therefore, the Company realizes significant revenues from operations during its second and third quarters, with decreasing revenues in the fourth quarter.

         In March 2005, we completed a private placement of 7,658,446 shares of common stock for $3 per share. We received $21,795 after deducting offering costs. As set forth in greater detail below, we have used part of the proceeds from the offering to reduce outstanding debt. We plan to use the remaining funds to reduce additional debt, fund the acquisition of vessels and fund initial development of a marine service base.

         The following table provides an overview of the Company's cash flow during the first quarter 2005 and 2004.

                                                          Period ended March 31,
                                                           2005          2004
                                                         --------      --------

Net cash provided by (used in) operating activities      $ (2,827)     $    207
Net cash used in investing activities                      (3,886)         (527)
Net cash provided by financing activities                  11,696            13
                                                         --------      --------
Net Change in Cash                                       $  4,902      $   (307)
                                                         ========      ========

         During the quarter ended March 31, 2005, net cash used in operating activities was $2,827, compared to net cash provided by operating activities of $207 during the quarter ended March 31, 2004. This change in cash flow from operating activities is the result of several factors. During the quarter, the Company prepaid certain expenses and other current assets, such as its fleet insurance and advances for services in the amount of $1,127. The Company also reduced accounts payable to a number of its suppliers and reduced accrued expenses, including accrued salaries in the amount of $2,411. During the first quarter, we also used cash to reduce our tax liabilities by $853. These increases in cash used in operating activities were only partially offset by increased cash inflow from trade accounts receivable from unrelated and related parties totaling $1,473.

         During the three months ended March 31, 2005, net cash used in investing activities was $3,886 compared to $527 during the three months ended March 31, 2004. This increase is attributable to the repayment by TatArka of $785 in notes receivable, an advance to Kazmorgeophysica in the amount of $2,000 to acquire property and equipment and to fund its operations, $995 paid to fund initial development activities of our marine service base and $97 for the purchase of equipment for TatArka.

         Net cash provided by financing activities during the three months ended March 31, 2005 was $11,969 compared to $13 during the quarter ended March 31, 2004. During the quarter ended March 31, 2005, we completed a private offering of our common shares that resulted in proceeds of $22,930. We also realized proceeds from issuance of short-term debt to related parties of $1,802. Proceeds from the offering were partially offset by costs of raising capital totaling $1,135. We also used funds from the offering to reduce our notes payable by $5,763 and notes payable to related parties by $6,127

Summary of Material Contractual Commitments

(Stated in thousands)
------------------------------------------------------------------------------------------------------
                                                                   Payment Period
                                               -------------------------------------------------------
Contractual Commitments                          Less than                                     After
                                       Total      1 year      2-3 years     4-5 years        5 years
                                       -----      ------      ---------     ---------        -------
Long-Term Debt(2)                      $2,046     $1,758       $  288        $    -          $    -
Notes Payable - Related Parties(3)        684        684            -             -               -
Operating Leases                          435        435            -             -               -
Vessel Purchases                          700        700            -             -               -

Financing

         During September 2004, Caspian re-financed $4,900 of notes payable with a bank. The new note bears interest at 14% with interest payments due monthly. The note requires three monthly principle payments of $175 for October through December 2004. The note is collateralized by the Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and 5,400 shares of Bauta CJSC. During the quarter this note was paid in full.

         During July 2004, Caspian entered into a $2,100 credit line with a bank and drew $1,000 on the line. The credit line bears interest at 14% with interest payments due monthly. The loan is collateralized by land, a vessel under construction, and future cash flows under signed vessel operating contracts. During the quarter this note was paid in full.

         During 2004, TatArka entered into a $2,150 credit line with a bank and immediately drew the full amount available under the line. The credit line bears interest at 14% with interest payments due monthly. Principle payments begin in February 2005 and the loan is due in full in July 2005. During the quarter approximately $1,000 was repaid on this loan. The balance is expected to be repaid during the remaining term of the credit line through periodic payments.

         During 2004, Caspian entered into short-term loan agreements from a group of shareholders and companies related through common management for an aggregate $4,686 in notes payable. These notes bear interest at nine and ten percent interest and are due through March 2005. During the quarter these notes were repaid in full.

-------------------
(2) During the first quarter of 2005, the Company repaid $5,043 of these obligations, leaving a balance due in less than one year of $1,780 and no balance due in the 2-3 year period.
(3) During the first quarter of 2005, the Company repaid $4,986 of these obligations, leaving a balance due in less than one year of $684.

         During 2004, TatArka entered into a $300 loan agreement with a company related through common management. The note is due March 2005 with no other stated repayment terms. During the quarter this note was repaid in full.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2005 we have no off-balance sheet financing arrangements.

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

Critical Accounting Policies and Estimates

         The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

         We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

         Revenue Recognition - Vessel revenues are derived from time charter contracts of its vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

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

         Receivables - In the normal course of business, the company extends credit to its customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for doubtful accounts.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2004, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

         Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on our financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.

         Drydocking Costs - Caspian's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 54 to 60 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Effects of Inflation

         Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect our operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield us from the inflationary effects on operating costs.

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

Item 3. Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including our Certifying Officers, does not expect that our disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

         Subsequent to the end of the year, between January 26 and March 11, 2005, we made the following sales of our unregistered common stock for cash:

             Number of Shares      Price per Share    Exemption Relied Upon
             ----------------      ---------------    ---------------------

                 5,470,013             $3.00             Regulation S
                 2,188,433             $3.00             Regulation D
                 ---------
                 7,658,446

         Proceeds to us following deduction of placement agent fees was $21,826,572. The placement agent was not an officer, director or greater than 10% shareholder of the Company. None of the fees to paid or warrants granted to the placement agent were directly or indirectly paid to any officer, director or greater than 10% shareholder of the Company.

         As set forth above, the shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         Sales Pursuant to Rule 506 of Regulation D

         No general solicitation or general advertising was made in connection with the sales of these shares. All persons purchasing shares were provided with a private placement memorandum containing all of the information specified in paragraph (b)(2) of Rule 502. We believe that all purchasers are purchasing for their own accounts and not with a view to distribution. The shares were sold to fewer than 35 non-accredited investors, and all shares issued in connection with the sales will be restricted stock, as defined in Rule 144(a)(3).

         Sales Pursuant to Regulation S

         All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United State by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

         In March 2005, in connection with the private placement of its common stock, we granted a warrant to purchase up to 765,845 shares of our restricted common stock to the placement agent. The exercise price of the warrant is $3.00. The warrant is immediately exercisable and will expire on September 15, 2006.

Item 5. Other Information

         On May 19, 2005, Mirgali Kunayev, chairman of the board of directors, chief executive officer and president of the Company tendered his resignation as chief executive officer and president of the Company. He will continue to serve as the chairman of the board of directors. Mr. Kunayev's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or procedures.

         On May 19, 2005, our board of directors approved the appointment of Laird Garrard, who at the time was serving as our chief financial officer, to serve as chief executive officer and president to fill the vacancies created by

Mr. Kunayev's resignation. The board also approved the appointment of Makhsuda Sunnatova to serve as the chief financial officer of the Company.

         A brief description of the business experience and background of Mr. Garrard and Ms. Sunnatova follows:

         Laird Garrard. In addition to his duties with the Company, Mr. Garrard serves as a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in August 2002. From July 1999 to July 2002, Mr. Garrard was the Eastern Hemisphere Financial Manager, for PGS Onshore, Inc., a company specializing in oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with Western Geophysical from 1990 to July 1999. During his time at Western Geophysical, Mr. Garrard held a number of overseas accounting management positions including from 1994 to 1999 the position of Financial Controller Kazakhstan. As Financial Controller he was responsible for all aspects of finance and administration. From 1983 to 1987, Mr. Garrard worked in Somalia for Resource Management and Research, a company specializing in land use surveys. Initially employed as a field research assistant, Mr. Garrard was promoted to Project Manager in 1986. Mr. Garrard earned a Bachelor of Arts degree in Business Administration from Westminster University, London, England in 1990. Mr. Garrard is not a director or nominee in any reporting company. Mr. Garrard is 40 years old.

         Makhsuda Sunnatova. Ms. Sunnatova has served as the Finance Manager of Caspian Services Group Limited since May 2004. While with Caspian Services, Ms. Sunnatova has been primarily responsible for the preparation of the Company's reports in accordance with US GAAP accounting standards. Prior to joining Caspian Services, Ms. Sunnatova worked as an auditor in the audit department of PricewaterhouseCoopers in Almaty, Kazakhstan from January 2002 to March 2004. While with PricewaterhouseCoopers, Ms. Sunnatova supervised and coached audit teams, audited oil and gas sector companies and audited financial statements in accordance with Kazakhstani, US GAAP, Canadian GAAP and International accounting standards. Prior to joining PricewaterhouseCoopers, Ms. Sunnatova was employed as an auditor's assistant with Deloitte & Touche in Almaty, Kazakhstan. Among other things, while she was at Deloitte & Touche, Ms. Sunnatova audited financial statements and tested and documented operational procedures. Ms Sunnatova received a Bachelor of Arts degree in Economics from Shymkent State University, in Shymkent, Kazakhstan in 1996, and a Masters in Business Administration from the University of Colorado. Ms. Sunnatova is a US Certified Public Accountant. Ms. Sunnatova is not a director or nominee in any reporting company. Ms. Sunnatova is 30 years old.

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On January 19, 2005 we filed a Current Report on Form 8-K disclosing that our wholly owned subsidiary, Caspian Services Group Limited had entered into a Letter of Intent with Saipem SpA to provide five shallow draft vessels in support of offshore pipeline construction in the North Caspian Sea.

         On February 1, 2005 we filed a Current Report on Form 8-K disclosing that we had sold 3,430,500 shares of our common stock in a private offering, raising total proceeds to $10,291,500.

         On February 2, 2005 we filed a Current Report on Form 8-K disclosing that Valery Tolkachev and James Passin had been appointed as directors of the Company to fill the vacant directorship positions on our board of directors.

         On March 21, 2005 we filed an amended Current Report on Form 8-K, amending the Current Report we filed on January 19, 2005 to disclose that we had completed our private offering and updating the total number of shares sold and funds raised.

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

                                                      EMPS CORPORATION



May 20, 2005                                           /s/ Laird Garrard
                                                      ------------------------
                                                      Laird Garrard,
                                                      Chief Executive Officer




May 20, 2005                                           /s/ Makhsuda Sunnatova
                                                      ------------------------
                                                      Makhsuda Sunnatova,
                                                      Chief Financial Officer