Form 10QSB
period 2005-06-30
CASPIAN SERVICES INC
filed 2005-08-18
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2005                                                 000-33215


                             CASPIAN SERVICES, INC.
                       Formerly known as EMPS Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2005 we had 38,858,446 shares of our $0.001 par value, common stock outstanding.

                    CASPIAN SERVICES, INC., AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           June 30, 2005 and December 31, 2004 ..............................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three and six months ended June 30, 2005 and 2004.........  4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 2005 and 2004...................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 14

     Item 3.  Controls and Procedures........................................ 24


PART II -- OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders............ 25

     Item 6.  Exhibits and Reports on Form 8-K............................... 26

     Signatures.............................................................. 26

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands except share and per share data)                           June 30,   December 31,
                                                                                   2005         2004
---------------------------------------------------------------------------------------------------------
Cash                                                                           $    764       $    359
Trade accounts receivable, net of allowance of $397 and $51 respectively          5,662          5,165
Other receivables                                                                 1,416              7
Advances to related parties, net                                                  2,359              7
Inventories                                                                         426            286
Prepaid expenses and other current assets                                         2,496            373
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                             13,123          6,197
---------------------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                             16,243         12,490
Construction in progress                                                          2,691          1,100
Drydocking costs, net                                                               429            485
Goodwill                                                                            253            264
Deferred tax asset                                                                  112             36
Investments                                                                       3,016          2,915
Note receivable                                                                       -            600
Notes receivable from related parties                                             1,111          1,111
---------------------------------------------------------------------------------------------------------
Total Assets                                                                   $ 36,978       $ 25,198
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                          $  1,675       $  4,865
Trade Payables-Related Parties                                                       90
Deferred revenue                                                                  3,859            107
Advances from related parties                                                         -            830
Notes payable - related parties                                                   3,967          5,023
Current portion of long-term debt                                                   413          3,405
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        10,004         14,230
---------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                              13          4,418
---------------------------------------------------------------------------------------------------------
Minority Interest                                                                 2,058          2,156
---------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  38,858,446 and 31,200,000 shares issued and outstanding, respectively              39             31
Additional paid-in capital                                                       26,566          4,731
Accumulated other comprehensive income (loss)                                       (21)           110
Accumulated deficit                                                              (1,681)          (478)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                       24,903          4,394
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $ 36,978       $ 25,198
=========================================================================================================


             See accompanying notes to the condensed consolidated financial statements

                                                    3

CASPIAN SERVICES, INC AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except share and per share data)
                                                             For the Three Months         For the Six Months
                                                                Ended June 30,              Ended June 30,
                                                          --------------------------- ---------------------------
                                                               2005          2004          2005          2004
------------------------------------------------------------------------------------- ---------------------------
Revenues
Vessel revenues                                            $     2,417   $     1,460   $     2,884   $     2,309
Geophysical service revenues                                     4,961           246         4,980           246
Product sales                                                      296           274           498           451
------------------------------------------------------------------------------------- ---------------------------
Total Revenues                                                   7,674         1,980         8,362         3,006
------------------------------------------------------------------------------------- ---------------------------

Operating Expenses
Vessel operating costs                                           1,557         1,598         2,792         2,638
Geophysical costs of revenues                                    1,913           164         2,103           164
Cost of product sold                                               124           101           202           202
Depreciation                                                       527           212           694           420
General and administrative                                       1,486           574         3,134         1,071
------------------------------------------------------------------------------------- ---------------------------
Total Operating Expenses                                         5,607         2,649         8,925         4,495
------------------------------------------------------------------------------------- ---------------------------
Gain (Loss) from Operations                                      2,067          (669)         (563)       (1,489)
------------------------------------------------------------------------------------- ---------------------------

Other Income (Expense)
Interest expense                                                   (56)         (285)         (342)         (507)
Exchange loss                                                     (103)           (4)         (107)           (5)
Income from equity method investees                                 63           117           101           112
Other                                                               46             2            65             2
------------------------------------------------------------------------------------- ---------------------------
Net Other Income (Expense)                                         (50)         (170)         (283)         (398)
------------------------------------------------------------------------------------- ---------------------------

Net Income (Loss) Before Income Tax and Minority Interest        2,017          (839)         (846)       (1,887)
Provision for income tax                                          (169)           (9)         (372)           (9)
Minority interest                                                   (9)          (25)           15            (3)
------------------------------------------------------------------------------------- ---------------------------
Net Income (Loss)                                          $     1,839   $      (873)  $    (1,203)  $    (1,899)
===================================================================================== ===========================
Income (Loss) Per Common Share
===================================================================================== ===========================
Basic                                                      $      0.05   $     (0.03)  $     (0.03)  $     (0.06)
===================================================================================== ===========================
Diluted                                                    $      0.05   $     (0.03)  $     (0.03)  $     (0.06)
===================================================================================== ===========================
Weighted Average Common Shares Outstanding
Basic                                                       38,858,446    30,461,538    35,896,616    30,230,769
===================================================================================== ===========================
Diluted                                                     39,824,291    30,461,538    35,896,616    30,230,769
===================================================================================== ===========================


                   See accompanying notes to the condensed consolidated financial statements

                                                       4

CASPIAN SERVICES, INC AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share data)
                                                              For the Six Months
                                                                Ended June 30,
                                                            ------------------------
                                                                2005        2004
------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                      $ (1,203)    $ (1,899)
Adjustments to reconcile net loss to net cash from
 operating activities:
  Loss on disposal of property and equipment                         2            -
  Depreciation and amortization                                    752          505
  Minority interest                                                (15)           3
  Net income in equity method investees                           (101)        (112)
  Foreign currency exchange loss                                    75            5
  Compensation from issuance of options                             47            -
  Changes in current assets and liabilities:
    Trade accounts receivable                                   (2,064)         378
    Trade accounts receivable - related                            (45)         (57)
    Inventories                                                   (156)         (23)
    Prepaid expenses and other current assets                   (2,161)        (289)
    Accounts payable and accrued expenses                       (2,509)       1,704
    Income tax payable                                            (641)      (1,307)
    Deferred revenue                                             3,871          223
    Deferred tax asset                                             (76)           -
------------------------------------------------------------------------------------
Net cash used in operating activities                           (4,224)        (869)
------------------------------------------------------------------------------------
Cash flows from investing activities:
Advances to Equity Method investees                             (2,300)        (210)
Cash acquired in Purchase of Tatarka                                 -          220
Advances on related party notes receivables                       (198)        (300)
Repayment on related party notes receivables                         -            7
Proceeds from sale of fixed assets                                   4            -
Payment of drydocking costs                                          -         (181)
Purchase of vessels, equipment and construction in progress     (2,313)      (1,019)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Net cash used in investing activities                           (4,807)      (1,483)
------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties     1,750        3,053
Proceeds from issuance of debt                                      72           69
Change in advances to/from related parties                         (40)          46
Principal payments on short-term debt to related parties        (6,758)         (50)
Principal payments on notes payable                             (7,427)        (333)
Proceeds from issuance of common stock                          21,795            -
====================================================================================
Net cash provided by financing activities                        9,392        2,785
------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             44            4
------------------------------------------------------------------------------------
Net change in cash                                                 405          437
Cash at beginning of period                                        359          401
------------------------------------------------------------------------------------
Cash at end of period                                         $    764     $    838
====================================================================================


    See accompanying notes to the condensed consolidated financial statements

                                         5

CASPIAN SERVICES, INC AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (CONTINUED)
(Dollars in thousands except share and per share data)



Supplemental disclosure of cash flow information:
                                                              For the Six Months
                                                                Ended June 30,
                                                            ------------------------
                                                                2005        2004
------------------------------------------------------------------------------------
Cash paid for interest                                        $    287     $    349
Cash paid for income taxes                                    $      -     $  1,316
------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and
  financing information:
Issuance of stock for investment in Tatarka                   $      -     $    546
Issuance of stock for investment in Kazmorgeophysica          $      -     $  2,730
Capital Lease of equipment from unconsolidated
  50% subsidiary                                              $  3,955     $      -



    See accompanying notes to the condensed consolidated financial statements

                                          6

                     CASPIAN SERVICES, INC AND SUBSIDIARIES
                           (FORMERLY EMPS CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
       (UNAUDITED) (Dollars in thousands, except share and per share data)



NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

Administrative changes - During the July 2005 shareholder's meeting, the Company's shareholders voted on and approved several changes corporate. The Shareholders changed Company's name from EMPS Corporation to Caspian Services, Inc. effective immediately. The shareholders also approved a change to the company's fiscal year end from December 31 to September 30.

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed on April 15, 2005. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company owns 100% of the outstanding common stock of Caspian Services Group Limited, TatArka LLP, Caspian Real Estate Limited and Caspian Geophysics Limited. The Company also owns 56% of the outstanding common stock of CJSC Bauta, and 50% of the outstanding common stock of both Kazmorgeophysica CJSC and Bautino Development Company, LLC, (collectively referred to herein as "Caspian Services, Inc." or the "Company").

Nature of Operations -- The Company's operations consist of a fleet of shallow draft vessels operating in the Kazakh Sector of the North Caspian Sea; providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; operation of a water desalinization and bottling plant in the Port of Bautino on the Caspian Sea; and development and operation of a hotel located at the Port of Bautino.

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Fifty percent owned subsidiaries are not fully consolidated but rather are included in the Company's consolidated financial statements on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Condition -- The Company has accumulated deficits of $1,681 and $478 as of June 30, 2005 and December 31, 2004, respectively. The Company has working capital of $3,119 and negative working capital of $8,033 as of June 30, 2005 and December 31, 2004, respectively. The Company has net losses of $1,203 and $1,899 for the six months ended June 30, 2005 and 2004, respectively. The Company's operations used cash of $4,224 and $869 for the six months ended June 30, 2005 and 2004, respectively.

Reclassifications -- Certain reclassifications have been made in the 2004 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the six months ended June 30, 2005, the Company recognized $47 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

June 30,                                                                        2005             2004
------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders, as reported                      $(1,203)         $(1,899)

Add: Total stock-based employee compensation expense
recorded                                                                          47                -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards                         (443)               -
------------------------------------------------------------------------------------------------------
Pro Forma Net Loss                                                           $(1,599)         $(1,899)
======================================================================================================

Loss per share, basic and diluted:
As reported                                                                  $ (0.03)         $ (0.06)
Pro forma                                                                    $ (0.04)         $ (0.06)
======================================================================================================

Net Loss Per Common Share - Basic and Diluted - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted income
(loss) per share for the three and six months ended June 30, 2005 and 2004:

                                                                           For The Three Months               For The Six Months
                                                                              Ended June 30,                   Ended June 30,
                                                                          2005             2004            2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares used in basic
  income (loss) per common share calculation                             38,858,446     30,461,538      35,896,616       30,230,769
Incremental potentially issuable common shares from assumed
exercise of warrants                                                        765,845              -               -                -
exercise of stock options                                                   200,000              -               -                -
====================================================================================================================================
Weighted-average number of common shares and dilutive
  potential common shares used in diluted income (loss) per
  common share calculation                                               39,824,291     30,461,538      35,896,616      30,230,769
====================================================================================================================================

For the six months ended June 30, 2005, there were 200,000 options and 765,845 warrants outstanding respectively that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per share.

NOTE 2 -- STOCKHOLDERS' EQUITY

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

Options - The following table summarizes information about fixed stock options outstanding at June 30, 2005:

                                        Weighted-
                       Options           Average                             Number
                    Outstanding at      Remaining        Weighted-       Exerciseable at
                       June 30,        Contractual    Average Exercise      June 30,
Exercise Price          2005              Life            Price              2005
---------------------------------------------------------------------------------------
     $ 3.00             200,000             4.3            $ 3.00            75,000

NOTE 3 -- DEVELOPMENT OF MARINE BASE

In March 2005, the Company formed Caspian Real Estate Limited, a British Virgin Island Company to develop and operate a marine service base in the Port of Bautino, Kazakhstan to support the Company's growing fleet and to serve as a major supply-chain marine base providing a full range of services to vessel fleet operators and to oil companies operating in the Kazakhstan Sector of the North Caspian Sea. The Company commenced phase one of the project in March 2005, which includes conducting an offshore sea bed sampling survey, environmental impact assessment study, final jetty and shore site facility engineering design works, submission of plans for approvals and preliminary site works in preparation for start of construction. During the six months ended June 30, 2005, the Company incurred construction costs totaling $1,087.

NOTE 4 -- NOTES PAYABLE

During the six months ended June 30, 2005, the Company used proceeds from the issuance of common stock to pay off some of the outstanding notes payable. Notes payable are as follows as of June 30, 2005:

                                                                               June 30,      December 31,
                                                                                 2005            2004
---------------------------------------------------------------------------------------------------------
Notes payable to a bank bearing interest at 14%;
  due August 2007; paid in full - March 2005                                      $  -          $ 4,043
Note payable to a bank bearing interest at 14%;
  collateralized by land and vessel under construction
  paid in full - March 2005                                                          -            1,000
Bank credit line bearing interest at 21%
  due June 2005; secured by inventory                                                -               26
Bank credit line bearing interest at 14%; due July 2005;
  secured by equipment and future cash flows                                       358            2,150
Bank credit line bearing interest at 21%;
  due December 2005                                                                 22                -
Bank credit line bearing interest at 20%;
  due December 2006; secured by water inventory                                     46                -
Bank credit line bearing interest at 14%
  due by December 2006; secured by equipment                                         -              600
Notes payable to employees bearing interest
  at 0%; no set payments required; due on
  demand; unsecured                                                                  -                4
---------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                               426            7,823
Less: Current Portion                                                              413            3,405
---------------------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                                           $ 13          $ 4,418
=========================================================================================================

NOTE 5 -- NOTES PAYABLE - RELATED PARTIES

During the six months ended June 30, 2005, the Company used proceeds from the issuance of common stock to pay off some of the outstanding notes payable to related parties. Notes payable to related parties are as follows at June 30, 2005:

                                                                              June 30,       December 31,
                                                                                2005             2004
----------------------------------------------------------------------------------------------------------
Notes payable to a stockholder bearing interest at
  10%;  no set payments required; due upon demand;
  unsecured; paid in full - March 2005                                         $     -          $   249
Notes payable to shareholders bearing interest at 9% and 10%
  unsecured; paid in full - March 2005                                               -            4,437
Notes payable to a company related through
  common management, bearing interest at 0%; unsecured
  paid in full - March 2005                                                          -              300
Notes payable to related party with no stated
  repayment terms                                                                   12                -
Obligation under capital lease for equipment from an equity
  method investee, matures June 2009; secured by equipment                       3,955                -
Notes payable to companies related through common
  management bearing interest at 0%;  no set payments
  required; due upon demand; unsecured; paid in full April 2005                      -               37
----------------------------------------------------------------------------------------------------------
Total Notes Payable - Related Parties                                          $ 3,967          $ 5,023
==========================================================================================================

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company received services from another company owned by a shareholder and officer of Caspian in the amount of $578 and $25 for the six months ended June 30, 2005 and 2004, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

Notes Receivable -- At June 30, 2005, the Company had a $1,100 receivable from Bautino Development Company for the construction of the second phase of the hotel. The terms provide for Bautino Development Company to repay the loan in semi-annual installments of $138 plus interest beginning September 18, 2005 through March 20, 2009.

During the six months ended June 30, 2005, the Company advanced an equity method investee Kazmorgeophysica, $2,000 at 5% interest to be repaid within 4 years with no set repayment schedule.

During the six months ended June 30, 2005, the Company entered into a 48 month lease purchase agreement with an equity-method investee Kazmorgeophysica, for geophysical equipment. The Kazakh Tenge denominated lease totaled $3,955; monthly lease payments of approximately $82 are to commence July 2005.

NOTE 8 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in four segments of its business, namely: Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The vessel operations, water desalinization and geophysical services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. There were no intersegment revenues generated. Further information regarding the operations and assets of these reportable business segments follows:

For the six months                       Vessel         Geophysical          Water          Corporate
ended June 30, 2005                    Operations         Services       Desalinization    Administration        Total
------------------------------------------------------------------------------------------------------------------------
Sales to external customers              $ 2,884           $ 4,980            $  498          $     -           $ 8,362
Depreciation and amortization                457               175                60                2               694
Interest expense                             199               140                 3                -               342
Income from equity
  method investee                              -               101                 -                -               101
Provision for income tax                       -               372                 -                -               372
Minority Interest                              -                 -               (15)               -               (15)
Segment income (loss)                     (2,056)            1,261               (41)            (367)           (1,203)
Segment assets                            16,579            13,558             2,561           25,269            57,967
Investments in equity
  method investees                             -             3,016                 -                -             3,016

For the six months                    Vessel         Geophysical          Water          Corporate
ended June 30, 2004                 Operations         Services       Desalinization    Administration       Total
------------------------------------------------------------------------------------------------------------------------
Sales to external customers              $ 2,309            $  246            $  451            $   -           $ 3,006
Intersegment sales                             -                 -                 -               76                76
Depreciation and amortization                399                 3                17                1               420
Interest expense                             501                 -                 3                3               507
Income (loss) from equity
  method investees                           (52)              164                 -                -               112
Provision for taxes                            -                 9                 -                -                 9
Minority interest                              -                 -                 3                -                 3
Segment income (loss)                     (1,914)              203                 4             (192)           (1,899)
Segment assets                            12,373             4,562             2,663              597            20,195
Investments in equity
  method investees                            72             2,894                 -                -             2,966

Consolidated Total Assets                                                   June 30,         June 30,
                                                                                2005             2004
------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                        $ 57,967         $ 20,195
Elimination of intersegment assets                                           (20,989)          (2,148)
------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                   $ 36,978         $ 18,047
======================================================================================================

NOTE 9 - SUBSEQUENT EVENTS

During July 2005 the board of directors authorized a joint construction agreement with a third party to build two Damen Multicat vessels for the purpose of operating in the Caspian Sea. The combined build cost of the two Damen Multicat vessels is approximately $2,900 of which &1,450 will be paid by the Company. Subsequent to the construction of the vessels, the Company will own 100% of one of the vessels.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Recent Developments

         We held our annual meeting of stockholders on July 21, 2005. At the meeting our shareholders approved a change in the name of the corporation from EMPS Corporation to Caspian Services, Inc., to better reflect our business activities in providing a range of oilfield service in the Caspian Sea region and western Kazakhstan. On August 2, 2005, the change in the Company's name and its OTCBB trading symbol became effective. The Company's new trading symbol is "CSSV."

         At the annual meeting of stockholders Mirgali Kunayev, James Passin, Paul Roberts and Valery Tolkachev were each re-elected to our board of directors. Our stockholders also voted to retain one directorship vacant to be filled by the board of directors when they identify a qualified candidate who is independent and can qualify as a "financial expert."

         Our stockholders also approved a change in the fiscal year end of the corporation from December 31 to September 30. We anticipate filing our annual report on Form 10-KSB covering the transition period within 90 days of September 30, 2005.

         During the quarter we finalized a definitive agreement with Saipem SpA to provide five shallow draft vessels to support offshore pipeline activities ongoing in the Kashagan oilfield in the north Caspian Sea.

         During the quarter Boskalis, the Dutch multinational dredging company to whom we had chartered both of our accommodations vessels discontinued its operations in the Caspian Sea. Our accommodations vessels were charted to Boskalis through the end of the 2006 work season. We have since chartered one of our accommodations vessels to ENKA for the remainder of the 2005 work season with the other accommodation due to go on charter to Agip KCO for the remainder of the 2005 work season commencing on August 15, 2005. This vessel has been idle since July 1. Agip KCO is also considering chartering the Caspian Yelena from Aug 15 for the remainder of the season to act as a standby vessel in support of the accommodation operations. We intend to enforce the early termination provisions provided in our charters with Boskalis.

         The geotechnical survey, design and feasibility studies we commissioned for our proposed marine base have now been completed and the feasibility study has been duly submitted to local authorities in the Republic of Kazakhstan for approval and permitting.

Business Review

         During the second quarter of 2005, we operated four business segments:
Vessel Operations, Geophysical Services, Water Desalinization and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
----------------------------------------------------------------------------------------------------------

                                              Second Quarter                      Six Months
                                              --------------                      ----------
                                       2005        2004     % Change     2005        2004       % Change
                                       ----        ----     --------     ----        ----       --------
VESSEL OPERATIONS
Operating Revenue                   $  2,417     $  1,460       66%    $  2,884     $  2,309        25%
Pretax Operating Income/(Loss)(1)   $     35     $ (1,054)     103%    $ (2,056)    $ (1,914)        7%

GEOPHYSICAL SERVICES
Operating Revenue                   $  4,961     $    246    1,917%    $  4,980     $    246     1,924%
Pretax Operating Income/(Loss)(1)   $  1,869     $    212      782%    $  1,261     $    203       521%

WATER DESALINIZATION
Operating Revenue                   $    296     $    274        8%    $    498     $    451        10%
Pretax Operating Income/(Loss)(1)   $     14     $     32       56%    $    (41)    $      1     4,200%

CORPORATE ADMINISTRATION
Operating Revenue                   $      -     $      -       n/a    $      -     $      -        n/a
Pretax Operating Income/(Loss)(1)   $   (296)    $    (63)     370%    $   (367)    $   (192)       91%

Three months ended June 30, 2005 compared to the three months ended
June 30, 2004

Revenue

         Total revenue during the second quarter 2005 was $7,674 compared to $1,980 during the second quarter 2004, an increase of 288%. Total operating expenses increased by $2,958 or 112% to $5,607 in the three months ended June 30, 2005 compared to the same period ended June 30, 2004. During the second quarter 2005, income from operations was $2,067 compared to a loss from operations during the second quarter 2004 of $669. Net income during the three months ended June 30, 2005 was $1,839 compared to a net loss during the same period 2004 of $873.

         Revenue from vessel operations of $2,417 during the second quarter 2005 increased 66% compared to the second quarter 2005. Vessel revenue less vessel operating costs during the quarter ended June 30, 2005 was $860 compared to ($138) during the quarter ended June 30, 2004.


----------------------
1 Pretax operating loss represents income before taxes and minority interest.

         During the three months ended June 30, 2005 revenue from geophysical services was $4,961, with revenues less cost of revenues totaling $3,048. As we were not engaged in the geophysical services industry prior to our acquisition of TatArka, LLP, and Kazmorgeophysica, CJSC, on May 26, 2004, we have only a partial prior year period against which to compare revenue and income from operations.

         Water Desalinization revenue of $296 increased 8% year-on-year. Revenue from water desalinization less cost of product sold was $172 during the quarter ended June 30, 2005 compared to $173 during the quarter ended June 30, 2004.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $296 during the second quarter 2005, which represents a 370% increase in pretax operating loss compared to the second quarter 2004.

         Vessel Operations

         As discussed above, second quarter revenue of $2,417 increased 66% year-on-year. Pretax operating income of $35 during the second quarter 2005, was $1,089 greater than the pretax operating loss during the second quarter 2004. The increase in revenue and pretax operating income in the second quarter 2005 was primarily attributable to the fact that more of our vessels were in active operation during the second quarter 2005 compared to the second quarter 2004 and we incurred no interest on vessels and no vessel-related marketing expenses during the second quarter 2005.

         During the three months ended June 30, 2005, vessel operating costs remained relatively stable at $1,557 compared to $1,598 during the three months ended June 30, 2004. A disproportionate percentage of our vessel operating costs are attributable to the Coastal Bigfoot, which we operate under an agreement with Rederij Waterweg, the owner of the Coastal Bigfoot. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessel. While it has cost us more to operate the Coastal Bigfoot than to operate our own vessels we are willing to operate the Coastal Bigfoot at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels. This relationship has made it possible for us to fulfill our fleet obligations to Saipem, and we expect it will make it possible for us to meet future demand for vessels, without incurring the significant expense of purchasing additional vessels.

         As of the date of this report, four of our seven operating vessels are under charter. As discussed earlier, our two accommodation vessels were under charter through November 2006. During the quarter, however, the party to whom the vessels were under charter terminated its operations in the Caspian Sea. To date we have been able to recharter one of these vessels with the other due to be chartered from August 15 through the remainder of the 2005 work season. One of our multi-purpose supply vessels is under charter through the end of the 2005 work season. We are currently negotiating the charter of our other multi-purpose supply vessel to be put into operations from August 15, 2005 through the end of the work season. Our multi-purpose supply and tugboat and our multi-purpose survey vessel are under contract through the end of the work season. Our multi-purpose utility vessel has completed her dry dock and recently arrived in the port of Bautino. She is proposed on several tenders and will likely commence charter from the end of August through the remainder of the 2005 season. Construction of our fast crew boat has not been completed due to supply and yard difficulties. The difficulties have now been resolved and we expect to take delivery at the end of the third quarter.

         We have commissioned the construction of one new vessel, which will be used to fulfill our commitment with Saipem. We anticipate this vessel and the other four vessels required to fulfill this commitment will be mobilized by November 1, 2005.

         With the re-introduction of our utility vessel, and assuming we are successful in collecting the early termination charges due from Boskalis, we anticipate vessel revenues will be slightly higher in the third quarter 2005 than they were during the three months ended June 30, 2005.

         Geophysical Services

         As discussed above, we began providing geophysical services at the end of May 2004, when we acquired 100% of TatArka and 50% of Kazmorgeophysica. As a wholly owned subsidiary, we fully consolidate the operations of TatArka into our financial results. We account for the operations of Kazmorgeophysica by the equity method. As a result, we have only a partial comparable prior year period with which to compare revenue and income from operations. TatArka currently has contracts in place to supply seismic acquisition services through the fourth quarter 2005. With the anticipated increase in exploration activities in the Caspian Sea region in 2005, we anticipate revenue and the costs of providing geophysical services will remain constant in the upcoming quarter. Our ability to provide seismic data acquisition services is also directly impacted by weather conditions in the Caspian Sea region. During the quarter ended June 30, 2005, we realized revenue from geophysical services of $4,961 and costs of geophysical revenues of $1,913. By comparison, during the period from May 26, 2004 through June 30, 2004, we realized revenue from geophysical services of $246 and costs of geophysical revenues of $164.

         Water Desalinization

         Revenue from water desalinization and costs of water sales increased 8% and 23% respectively during the second quarter of 2005 compared to the second quarter of 2004. These increases are the result of increased demand for water arising from increased activity in the port of Bautino. Much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, our water desalinization operations are seasonal. We anticipate revenue and costs of sales to be consistent with the results of the second quarter 2005 for the third and part of the fourth quarters 2005.

         Corporate Administration

         During the quarter ended June 30, 2005 net loss from corporate administration was $296 compared to $63 during the same quarter of 2004. This increase in net loss is attributable to increased compensation, payroll, accounting and legal expenses during the quarter ended June 30, 2005. Corporate administration realized no intersegment revenue during the second quarter of 2005 or 2004.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $912, or 159%, for the quarter ended June 30, 2005, compared to the same period of 2004. The primary contributing factors to the increase in general and administrative expense were the consolidation of TatArka's general and administrative expenses, as well as, a significant increase in payroll expenses as a result of a reclassification of certain payroll expenses, increased technical and marketing fees, materials, rental expense and transportation expenses. We expect that general and administrative expenses in the third quarter 2005, will be consistent with those incurred in the second quarter 2005. Because we acquired TatArka in May 2004, we also anticipate the increase in year-on-year general and administrative expenses to be less dramatic in upcoming quarters.

         Interest Expense

         Interest expense decreased $229 to $56 in the second quarter 2005, compared to the second quarter 2004. The decrease in interest expense resulted from the decreased debt load we carried during the second quarter 2005 compared to the second quarter 2004. We expect interest expense in upcoming quarters to increase as we entered into several significant notes payable to related parties during the second quarter of 2005.

Six Months ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Revenue

         Total revenue during the six months ended June 30, 2005 was $8,362 compared to $3,006 during the six months ended June 30, 2004, an increase of 178%. Total operating expenses increased by $4,430 or 99% to $8,925 in the six months ended June 30, 2005 compared to the same period ended June 30, 2004. During the six month period ended June 30, 2005, loss from operations was $563 compared to a loss from operations during the same period 2004 of $1,489. Net loss during the six months ended June 30, 2005 was $1,203 compared to a net loss during the same period 2004 of $1,899.

         Revenue from vessel operations of $2,884 during the six months ended June 30, 2005 increased 25% compared to the six months ended June 30, 2004. Vessel revenue less vessel operating costs during the six month period ended June 30, 2005 was $92 compared to ($329) during the six months ended June 30, 2004.

         During the six months ended June 30, 2005 revenue from geophysical services was $4,980, with revenues less cost of revenues totaling $2,877. As we were not engaged in the geophysical services industry prior to our acquisition of TatArka, LLP, and Kazmorgeophysica, CJSC, on May 26, 2004, we have only a partial prior year period against which to compare revenue and income from operations.

         Water Desalinization revenue of $498 increased 10% year-on-year. Revenue from water desalinization less cost of product sold was $296 during the six months ended June 30, 2005 compared to $249 during the quarter ended June 30, 2004.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration has generated a pretax operating loss of $367 during the six months ended June 30, 2005, which represents a 91% increase in pretax operating loss compared to the six months ended June 30, 2004.

         Vessel Operations

         As discussed above, revenue for the six months ended June 30, 2005 increased 25% year-on-year. Pretax operating loss of $2,056 during the six months ended June 30, 2005, was 7% greater compared to the six months ended June 30, 2004.

         During the six months ended June 30, 2005, vessel operating costs were $2,792 compared to $2,638 during the six months ended June 30, 2004. This 6% increase is largely due to inflation.

         Geophysical Services

         As we did not provide geophysical services until we acquired TatArka on May 26, 2004, we do not have a full six month prior year period against which to compare results of operations. During the six months ended quarter ended June 30, 2005, we realized revenue from geophysical services of $4,980 and costs of geophysical revenues of $2,103. By comparison, during the period from May 26, 2004 through July 30, 2004, we realized revenue from geophysical services of $246 and costs of geophysical revenues of $164.

         Water Desalinization

         Revenue from water desalinization increased 10% and costs remained relatively flat during the first six months quarter of 2005 compared to the first quarter of 2004. The increase in revenues is the result of increased demand for water arising from increased activity in the port of Bautino. We anticipate revenue from water sales will continue at a higher rate in 2005 as compared to 2004.

         Corporate Administration

         During the six months ended June 30, 2005 net loss from corporate administration was $367 compared to $192 during the same quarter of 2004. This increase in net loss is attributable to increases in compensation, payroll, accounting and legal expenses during the six months ended June 30, 2005. Corporate administration realized no intersegment revenue during the six months ended June 30, 2005 or 2004.

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

         The following table provides an overview of the Company's cash flow during the first six month of 2005 and 2004.

                                              Period ended June 30,
                                                2005          2004
                                             ---------     ---------

Net cash used in operating activities         $(4,224)      $  (869)
Net cash used in investing activities          (4,807)       (1,483)
Net cash provided by financing activities       9,392         2,785
                                              -------       -------
Net Change in Cash                            $   405       $   437
                                              =======       =======

         During the six months ended June 30, 2005, net cash used in operating activities was $4,224. This change in cash flow from operating activities is the result of several factors. During the six months ended June 30, 2005, the Company received $6,817 for services rendered. This cash was used to pay a number of suppliers and to reduce accrued expenses, including accrued salaries of $6,603. The Company also paid advances for services in the amount of $3,336. During the first six months of 2005, the Company also used cash to reduce its tax liability by $2,913.

         During the six months ended June 30, 2005, net cash used in investing activities was $4,807. This increase in cash used in investing activities is largely attributable to an advance to Kazmorgeophysica in the amount of $2,000 to acquire property and equipment and to fund its operations, $1,088 paid to fund initial development activities of our marine service base and the payment of $504 for the construction of the Caspian Raushan and the CS Carmen. The CS Carmen is one of the vessels that will be used to fulfill the Saipem contract.

         Net cash provided by financing activities during the six months ended June 30, 2005 was $9,392. During the first six months of 2005, we completed a private offering of our common shares that resulted in proceeds of $21,795 net of offering costs of $1,135. We also realized proceeds from issuance of short-term debt to related parties in the amount of $1,750. We also used funds from the offering to reduce notes payable by $7,427 and short-term debt to related parties of $6,758

Summary of Material Contractual Commitments

(Stated in thousands)
----------------------------------------------------------------------------------------------------------
                                                                     Payment Period
                                                 ---------------------------------------------------------
Contractual Commitments                            Less than                                 After
                                       Total         1 year     2-3 years    4-5 years     5 years
                                       -----         ------     ---------    ---------     -------
Long-Term Debt(2)                    $    426      $    413    $      13       $     -     $     -
Notes Payable - Related Parties3        3,967         1,000        1,978           989           -
Operating Leases                          435           435            -             -           -
Vessel Purchases                        1,665         1,665            -             -           -

Financing

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

         During the six months ended June 30, 2005, the Company entered into a 48 month capital lease purchase agreement with Kazmorgeophysica for equipment. The lease totaled $3,955 and payments are to commence in July 2005.

Off-Balance Sheet Financing Arrangements

         As of June 30, 2005 we have no off-balance sheet financing arrangements.

----------------
2 During the six months ended June 30, 2005, the Company repaid $6,731 of its obligations, leaving a balance due in less than one year of $413 and $13 due in the 2-3 year period.
3 During the six months ended June 30, 2005, the Company repaid $5,670 of these obligations, and entered into a new purchase lease agreement, resulting in a balance due in less than one year of $998, $1,978 in the 2-3 year period, and $989 in the 4-5 year period.

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

         Management, including our Certifying Officers, do not expect that our disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On July 21, 2005 we held our annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 38,858,446. The total number of shares present at the meeting in person or by proxy was 22,814,510. At the meeting the stockholders were asked to vote on the following matters:

         1) To elect four individuals to the board of directors of the Company for one year terms and to retain a fifth directorship vacant until such time as an individual who is both independent and may qualify as a "financial expert" to serve on the Company's audit committee can be appointed by the Board of Directors. Each of the individuals nominated and elected as a director at the meeting was a director of the Company prior to the meeting. The following individual were elected to the Board of Directors of the Company:

                                                             For         Abstain
                                                             ---         -------

                  Mirgali Kunayev                          22,814,510      -0-
                  James Passin                             22,814,510      -0-
                  Paul Roberts                             22,814,510      -0-
                  Valery Tolkachev                         22,814,510      -0-
                  To retain a fifth directorship vacant    22,814,510      -0-

         2) To amend the Articles of Incorporation of the corporation to change the name of the corporation from EMPS Corporation to Caspian Services, Inc., 22,814,510 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         3) To ratify the appointment of Hansen, Barnett & Maxwell as the Company's independent registered public accounting firm for the 2005 fiscal year. 22,814,510 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         4) To ratify the actions of our board of directors to change the fiscal year end of the Company to September 30. 22,814,510 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         Following the vote on these matters, the annual meeting was adjourned

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On July 27, 2005, we filed a Current Report on Form 8-K disclosing the results of the vote taken at our annual meeting of stockholders on July 21, 2005.

         On August 2, 2005, we filed an Amendment to the Current Report on Form 8-K that we filed on July 27, 2005, disclosing that the change in the name and OTCBB trading symbol of the Company would become effective as of the open of trading on August 2, 2005.

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

                                                       CASPIAN SERVICES, INC.



August 16, 2005                                         /s/ Laird Garrard
                                                       -------------------------
                                                       Laird Garrard,
                                                       Chief Executive Officer




August 16, 2005                                         /s/ Makhsuda Sunnatova
                                                       -------------------------
                                                       Makhsuda Sunnatova,
                                                       Chief Financial Officer