Form 10KSB
period 2005-09-30
CASPIAN SERVICES INC
filed 2006-01-12
CIK 1093430

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

                  For the fiscal year ended _________________________

         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from January 1, 2005 to September 30, 2005

                         Commission File Number 0-33215

                             CASPIAN SERVICES, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

             NEVADA                                          87-0617371
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    2319 Foothill Blvd. Suite 250, Salt Lake City, Utah           84109
    ---------------------------------------------------          ---------
         (Address of principal executive Offices)               (Zip Code)

                    Issuer's telephone number: (801) 746-3700

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was approximately:
$23,789.000.

The aggregate market value of the issuer's voting stock held as of December 1, 2005, by non-affiliates of the issuer based on the price at which shares were sold on that date, was approximately: $84,443,877.

As of December 1, 2005, issuer had 38,858,446 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.............................................  3

ITEM 2. DESCRIPTION OF PROPERTY............................................. 17

ITEM 3. LEGAL PROCEEDINGS................................................... 18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 18

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS................................................. 19

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS................................ 22

ITEM 7. FINANCIAL STATEMENTS................................................ 32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE................................. 32

ITEM 8A. CONTROLS AND PROCEDURES............................................ 32

ITEM 8B. OTHER INFORMATION.................................................. 32

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ......... 33

ITEM 10. EXECUTIVE COMPENSATION............................................. 35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................... 37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 39

                                     PART IV

ITEM 13. EXHIBITS........................................................... 39

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 40

SIGNATURES.................................................................. 41

                                     PART I

Item 1.   Description of Business

Company History

         Caspian Services, Inc. (the "Company" or "CSI") was incorporated under the laws of the state of Nevada on July 14, 1998. On February 28, 2002, the Company entered into an Agreement and Plan of Reorganization whereby it acquired all of the issued and outstanding shares of Caspian Services Group Limited, ("Caspian") in exchange for 27,089,700 restricted common shares of the Company. Caspian became a wholly owned subsidiary of the Company and the Caspian shareholders assumed the controlling interest in CSI. The shareholders of both companies approved the Agreement. Since its acquisition of Caspian, CSI has concentrated its business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan.

         To enhance the range of oilfield services the Company could provide to its clients, in May 2004, the Company acquired 100% of the outstanding interests in TatArka LLP ("TatArka") and a 50% non-controlling interest in Kazmorgeophysica CJSC ("KMG"). In September 2005, the Company increased it ownership interest in KMG to 51%. Through TatArka and KMG, the Company is able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

         At the Company's annual meeting of stockholders held on July 21, 2005, the Company's shareholders voted to change the name of the Company from EMPS Corporation to Caspian Services, Inc., to better reflect the nature of its business in providing a range of oilfield services in the Caspian Sea region of western Kazakhstan. On August 2, 2005, the OTCBB trading symbol for the Company's common stock was changed to "CSSV".

         At the same meeting, the Company's stockholders approved a change in the Company's fiscal year end from December 31 to September 30.

Recent Developments

         In August 2005, Caspian took delivery of its newly built multipurpose utility craft ("MUC") vessel, the CS Carmen. The CS Carmen will work in Turkmenistan for Dragon Oil until the Saipem charter for offshore operations commences in May 2006. A second newly built MUC, and the CS Marina and the Sara Maatje XII and Sara Maatje elf have also been added to the Company's fleet in connection with the Saipem charter. These vessels are owned by Rederij Waterweg, a Dutch shipping company, and operated by Caspian.

         During the first fiscal quarter of 2006, the Caspian Raushan, the Company's high-speed crew boat, was launched and is undergoing sea trials. Full delivery is expected during January 2006.

         Subsequent to the end of the fiscal year, the Company, through its wholly-owned subsidiary Caspian Real Estate Limited completed the acquisition of a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village in connection with its plan to build a major marine supply and support base in the port of Bautino. The feasibility study for the marine base prepared by the Company received approval from the appropriate Kazakhstani regulatory agencies in December 2005.

Business of the Company

         The Company provides a broad range of oilfield services in western Kazakhstan and the north Caspian Sea. The Company's business focuses in three principal areas - Offshore Marine Services; Geophysical Services and infrastructure development, including Water Desalinization. The Company provides Offshore Marine Services through its wholly-owned subsidiary Caspian Services Group Limited ("Caspian"). During the year, the Company formed two wholly-owned subsidiaries, Caspian Geophysics Limited and Caspian Real Estate Limited, both British Virgin Island companies. Caspian Geophysics is responsible for overseeing the Company's Geophysical services operations and Caspian Real Estate Limited is responsible for overseeing the Company's infrastructure development. The following diagram sets forth the Company's subsidiaries and its percentage ownership interest in each entity:

         Kazakhstan

         Until 1991, Kazakhstan was one of 15 independent republics that comprised the former Soviet Union. It has chosen to align with Russia and 12 of the former republics in the Commonwealth of Independent States ("CIS"), a union of economic and political cooperation. Upon independence, Kazakhstan embarked on a course of political and monetary reforms that has resulted in the development of a market economy. Kazakhstan's economic prospects are strong mainly due to higher world oil prices, major oil finds in the Caspian Sea region and the development of oil production and export capabilities.

         Kazakhstan is part of the third largest world hydrocarbon basin in terms of both known and potential hydrocarbon reserves after the Persian Gulf and Western Siberia. This basin is estimated to contain approximately 26 billion proven barrels of oil in place and two trillion proven cubic meters of gas in place. Kazakhstan produces an average of 1,200,000 barrels of oil per day ("bopd"), which is expected to increase to as much as 3,000,000 bopd by 2015.

         The Pre-Caspian and Pre-Salt Basins have hosted several large world-class discoveries including the Tengiz, Karachaganak and Kashagan fields. Many major western oil & gas exploration and production companies operate in Kazakhstan.

         Petroleum Industry in Kazakhstan

         Kazakhstan is an area of significant investment activity for the international oil and gas industry. Kazakhstan's proved reserves rank among the top 15 countries in the world with over 180 producing oil fields and up to 26 billion barrels of proved reserves. In 2004, oil production was approximately 1,200,000 bopd, of which nearly 1,000,000 bopd was exported. In 2004, Kazakhstan's oil exports were valued at more than $11 billion.

         The entire former Soviet Union region has seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves. Since 1993, Kazakhstan has attracted over $18.4 billion in foreign investment. The majority of this investment was focused in the oil, gas and mineral industries. This includes investment in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, the Karachaganak field, with an estimated 2.4 billion barrels of reserves and the Kashagan field with 7-9 billion barrels of recoverable reserves.

         The oil industry in Kazakhstan has been codified with the development of the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental. The industry is regulated by the Ministry of Energy and Mineral Resources, which administers all contracts, licenses and investment programs. The Ministry of Energy and Mineral Resources has been through several stages of consolidation since the country's independence in 1991. The government has been merging various regional governmental agencies previously handling the extraction and transportation sectors of the industry into one consolidated entity to eliminate the bureaucracy and provide for more efficient management of the country's natural resources. This entity maintains a direct ownership on behalf of the Republic of Kazakhstan in most large oil field development projects as well as sole ownership and operation of many of the interconnecting oil and gas pipeline systems. Governmental ownership or participation in exploration and development projects, however, is not required.

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

         The Offshore Marine Services industry is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Each of the major geophysical offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, environmental sensitivity, seasonality and vessel suitability restrict migration of vessels between regions. The effect of these restrictions on vessel migration has segmented various regions into separate markets.

Vessel Fleet

         Through its subsidiary, Caspian, the Company currently operates a fleet of twelve specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. Caspian owns one accommodation/work barge, the "Baskunchak." This vessel is used to provide accommodation and food services to personnel working on offshore production platforms, artificial islands, and rigs. The Baskunchak can house up to 64 client personnel and 17 crewmembers. The Baskunchak also has a heli-deck.

         Caspian owns a self-propelled accommodation vessel, the "Caspian Dinara." This vessel is used to transport and provide accommodation and catering services to personnel engaged in offshore exploration and production. The Dinara can house up to 61 client personnel and 16 crewmembers.

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

         Caspian also owns a 45 meter shallow draft multi-purpose utility/survey vessel, the "Caspian Galiya." This vessel has accommodation facilities for up to 20 client passengers, and a back deck area of 170 square meters for the deployment of survey equipment. The Caspian Galiya is equipped with electric bow thrusters, making it a highly maneuverable vessel.

         Caspian owns a new high-speed aluminum crew boat, the "Caspian Raushan". Caspian commissioned the construction of this vessel. This vessel is a 33 meter boat capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel is equipped as an emergency response craft with a fire pump and monitor. The vessel delivery is scheduled for December 2005 in the United Arab Emirates where it is intended she will work the winter. Mobilization to the Caspian Sea is tentatively scheduled for June 2006.

         Caspian also owns one MUC, the "CS Carmen". Caspian commissioned the construction of this vessel in connection with the fulfillment of its contract with Saipem. The CS Carmen has anchor handling capabilities. It is equipped with a crane and deck to allow for light equipment handling and deployment. The CS Carmen is also capable of towing and pushing small tonnage.

         Under an agreement with Rederij Waterweg, Caspian operates a second MUC, the CS Marina, a multi-purpose survey vessel, the Coastal Bigfoot, and two tugboats the Sara Maatje elf and Sara Maatje XII and MUC CS Marina that are owned by Rederij Waterweg. Pursuant to its agreement with Rederij Waterweg, Caspian charters these vessels, provides the crew, operates the vessel and pays Rederij Waterweg a day rate for the vessel when it is under charter operations.

         The Sara Maatje elf is a supply vessel built for shallow and coastal waterworks, and because of her unique hull design she is capable of beaching with maximum cargo. She is fitted with the latest navigation and communication systems and offers spacious accommodations including a hospital, offices and large messroom.

         The Sara Maatje XII is a uniquely designed tug vessel. She is extremely maneuverable and due to her special construction she can beach fully loaded.

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

         As part of its strategic plan, Caspian plans to develop a marine base in the Port of Bautino. A feasibility study, including an environmental impact assessment, seabed survey and engineering design works has been approved by the applicable Kazakhstani regulatory authorities. Caspian plans to develop an emergency response service that would react to offshore oil spills and other emergencies on the Caspian Sea. There are no assurances, however, that there will be sufficient demand in the market to justify expanding Caspian's fleet or the services it can offer. Similarly, even if there is sufficient demand, there is no guarantee that the Company would have sufficient funds or be able to obtain sufficient funding to finance such expansion.

         Customers, Contract Terms and Competition

         Caspian's customers are oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Currently, the CS Carmen, CS Marina, Sara Maatje XII, Sara Maatje elf and Coastal Bigfoot are chartered to Siapem, SpA for the upcoming work season. While Caspian does not have firm charters in place for its remaining vessels, based on current negotiations and strong demand in the region, Caspian expects close to 100% vessel utilization for the 2006 work season.

         Caspian anticipated that during the 2006 work season most, if not all, of the vessels in its fleet will be chartered either to Agip Kazakhstan North Caspian Operating Company N.V., ("Agip KCO") or its subcontractors for use in oil and gas exploration and development. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies.

         In addition to having its entire vessel fleet chartered directly to Agip KCO or its subcontractors, Agip KCO is also the largest purchaser of water from the Company's water desalinization plant, and during fiscal 2005, Agip KCO leased 60% of the rooms at the Chagala Hotel owned by Caspian's 50% subsidiary Bautino Development Company. The loss of Agip KCO as a client would severely and adversely impact the Company's financial condition and results of operations.

         Caspian's competition varies from small regional companies to large worldwide corporations. Competition is intense. Caspian currently has no known local Kazakh competition, but does have to compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Offsetting its small size relative to some of its competition, Caspian believes it may have an advantage over some larger companies because it has extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies. Based on its local regulatory compliance and business reputation Caspian has been able to differentiate itself from its competitors.

Geophysical Services

         The Company, through its wholly-owned subsidiary Caspian Geophysics Ltd., ("CGL") provides onshore, transition zone and marine seismic data acquisition services to oil and gas exploration and development companies operating in Kazakhstan and the Caspian Sea. These services are provided through TatArka LLP, a wholly-owned subsidiary of CGL and Kazmorgeophysica, CJSC, ("KMG") a 51% owned subsidiary.

         TatArka LLP

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

         Kazmorgeophysica CJSC

         The Company owns a 51% controlling interest in KMG. KMG provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea. KMG has held a general state license to conduct geophysical works since May 29, 2002.

         In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing. The first modern marine seismic survey in the Kazakhstan sector of the Caspian Sea was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea. Current expectations are that this will occur in late 2006. We expect that the release of new license blocks will attract significant interest from the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services.

         The complexity of modern marine seismic data collection methods in this environmentally sensitive, shallow water area and the associated costs, has meant that only large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. KMG believes this trend will change as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the laws of Kazakhstan to provide marine seismic services, the service provider must meet the country's local content requirements, either through local ownership or by partnership. The other 49% owner of KMG is 100% owned by a Kazakh entity, which satisfies the local content requirement and gives KMG an advantage over its international competitors.

         KMG currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and four international firms, Westerngeco, CGG, PGS and Veritas. As discussed above, the international firms are required to tender with a local partner to satisfy the local content requirements of Kazakhstan.

         In the past two years, KMG has invested approximately $450,000 to purchase geophysical equipment.

         On August 31, 2005, KMG acquired ownership of a Kazakh patent to a unique low-frequency geophysical research technology known as "ANCHAR." The ANCHAR technology can be used to identify the presence of hydrocarbons within geological structures. KMG has been offering ANCHAR based research services to its clients since 2003. A number of oil and gas exploration companies have successfully used this technology to identify oil and gas deposits in Kazakhstan since 2003, including EmbaYugNeft LLP, BMB Munai, Inc., CJSC Bolz and KazNefteHim LLP.

         Management believes that acquisition of the right to use the ANCHAR technology will enhance the competitive position of KMG and further distinguish it as a leader in advanced technology deployment in geophysical direct survey services in Kazakhstan.

         As oil and gas exploration companies often require both onshore and offshore seismic data acquisition services, TatArka and KMG often contract with each other to provide services for their respective customers.

Infrastructure Development

         Water Desalinization

                  CJSC Bauta

         Through its wholly-owned subsidiary Caspian Real Estate Ltd. ("CRE"), the Company owns a 56% interest in CJSC Bauta ("Bauta"), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies and markets drinking water in bulk and in bottles. The Bauta facility produced approximately 71,801 0 metric tons of water in 2005, a 5% increase in production compared to 2004. In 2005, the plant produced water at approximately 20% of its production capacity. Approximately 92% of the water produced by Bauta was sold in bulk. Forty-five percent of all bulk water sales were to Agip KCO. Bauta provides bulk water to the local community at cost under its infrastructure agreement with the government and provides water to oilfield camps in the region. Bauta also bottles and sells water in five liter and one-and-a half liter bottles. As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations are seasonal, with most sales occurring during the work season. During the work season, Bauta produced approximately 16,200 five-liter bottles and 4,200 one-and-a-half-liter bottles per week. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region. Bauta also provides the fresh water for the Chagala Hotel.

         Hotel Services

                  Bautino Development Company, LLP

         CRE is also a 50% joint venture partner with the Chagala Hotel Group, in a development company, Bautino Development Company LLP, ("Bautino"). Bautino has constructed and is operating a 96-room seaside hotel. Agip KCO is currently leasing 58 rooms under a lease agreement that expires in March 2006. It is anticipated that the lease will be extended for at least an additional year with renewable options. The remaining rooms are typically rented to other tenants through the Chagala reservation network.

         Atash Marine Base

         In connection with its plan to build a major marine supply and support base in the port of Bautino, on November 16, 2005, the Company, through CRE completed the acquisition of a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village. To acquire the real property, CRE acquired a 100% ownership interest in Balykshi LLP, the entity in which the property was held by its previous owners. During the fiscal year, the Company completed an offshore sea bed sampling survey, environmental impact assessment study, preliminary jetty and shore site facility engineering design works and a feasibility study. As per government requirement, the Company has submitted and received approval of it feasibility plan.

         Through the marine base, the Company will offer a full range of services, not only to its own fleet, but also to other vessel fleet operators in the region, as well as to the large multi-national oil companies engaged in exploration in the region. Teniz a subsidiary of KazMunaiGas is building a facility nearby.

         Currently there are approximately 75 vessels and barges supporting the Agip KCO development of the giant Kashagan field. This number is expected to double in 2006 as pipeline laying, pile and flares, hookup and commissioning of projects commence. The number of operating personnel requiring support offshore is expected to peak at approximately 4,000 during the next three to four years.

         The Bautino Bay, where the Atash Marine Base will be located is approximately 1.8km across from east to west and "open" to the Caspian Sea to the north. A public road, public electricity and landline telephone utility infrastructure run parallel to the property. No other utility infrastructure (water, sewage, heating, etc.) exists in the vicinity of the property.

         Once completed, the Company plans to offer the following offshore facilities and services:

         o        Service jetty and moorings
         o        Loading and off-loading facilities
         o        Slipway - vessel hauling facilities
         o        Breakwater protection
         o        Long-term berths
         o        Crew transfer berth
         o        Main wharf area

         The Company also plans to offer the following onshore facilities and services at the marine base:

         o        Marine maintenance facilities
         o        Warehousing
         o        Base office
         o        Transit lounge
         o        Fully integrated marine base command and control facilities
         o Fully integrated fuel distribution system and storage facilities
         o Fully integrated water distribution system and storage facilities
         o        Sewage and wastewater treatment facilities
         o        Oily water collection and storage facilities
         o        Drilling waste treatment
         o        Weighbridge facilities
         o        Electrical power supply and distribution system
         o        Back-up electrical power generation facilities
         o        Security system
         o        Fire-fighting system
         o        Lay-down storage area

         Fuel bunkering, water export, material loading and off-loading and vessel hauling/repairs at the slipway are expected to generate a significant percentage of revenues during the operating season (mid March through mid

November). Long-term berthing and vessel hauling/maintenance is expected to generate the bulk of revenue during the off-season (mid November to mid March).

         The Company expects the initial phase of the marine base facilities, including jetty berthings with water and fuel service stations, loading facilities, transit berthings, storage facilities, command and control functions, fire-fighting and safety systems and a lay down area to be completed and functional by April 2007, with final completion of the base occurring by December 2008. The Company estimates the cost to build the marine base will be approximately $55 million.

         The Company does not currently have sufficient funds available to it to fund the cost of constructing the marine base. The Company anticipates the need to obtain capital, either through debt or equity financing or a combination of both to fund construction of the marine base. The Company currently has no firm commitments from any party to provide all or any of the funds needed to construct the marine base.

Operating Risks and Insurance

         The Company's operations are subject to various operating hazards and risks including:

         o        adverse sea and weather conditions
         o        mechanical failure
         o        navigation errors
         o        collision
         o        oil and hazardous substance spills, containment and clean up
         o        labor shortages and strikes
         o        damage to and loss of drilling rigs and production facilities
         o        war, sabotage and terrorism risks

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

Seasonality

         As discussed herein, due to weather conditions in the north Caspian Sea, demand for the Company's vessel fleet, desalinized water and transition zone and marine seismic data acquisition services is seasonal and is subject to prevailing weather conditions in the region. Typically, significant demand for these services begins in late March or early April and continues until late November. Business volume for the Company, however, is more dependent on oil and natural gas prices and the global supply and demand conditions for the Company's services than any seasonal variations.

Reports to Security Holders

         The Company's internet website can be found at www.caspianservicesinc.com. The Company makes available, free of charge, through its website its code of ethics, annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports of Form 8-K and any amendments to those reports as soon as reasonably practicable after such information is filed with the Securities and Exchange Commission ("SEC"). The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this report.

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

Item 2.  Description of Property

         Property & Facilities

         The Company's executive offices are located at 2319 Foothill Boulevard, Suite 250, Salt Lake City, Utah 84109. The Company's lease on this space expires December 31, 2005. The Company has not yet negotiated a new lease for office space.

         The Company and its subsidiaries also lease three offices in Almaty and one office in Aktau, Kazakhstan. The terms of these leases range from one year to month-to-month. The Company pays approximately $26,600 per month for these offices.

         The Company also leases three apartments in Aktau for use by Company employees. The terms of these leases range from one year to month-to-month. The Company pays approximately $1,800 per month for these three apartments.

         The Company, through Bauta, owns the water desalinization plant. The Bauta facility, located in Bautino, Kazakhstan consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines1, packaging equipment and warehouse space.

         Through its 50% equity investee, Bautino Development Company, the Company owns a 96 room seaside hotel in the Port of Bautino, Kazakhstan.

         As disclosed above in Item 1. Description of Business in November 2005, the Company, through CRE acquired a five hectare parcel of undeveloped real property. The Company owns this property free of any mortgages or liens.

         The Company acquires interests in real property to support its operations. The Company is not engaged in the business of acquiring real estate for investment purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 21, 2005 we held our annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 38,858,446. The total number of shares present at the meeting in person or by proxy was 22,814,510. At the meeting the stockholders were asked to vote on the following matters:

         1) To elect four individuals to the board of directors of the Company for one year terms and to retain a fifth directorship vacant until such time as an individual who is both independent and may qualify as a "financial expert" to serve on the Company's audit committee can be appointed by the Board of Directors. Each of the individuals nominated and elected as a director at the meeting was a director of the Company prior to the meeting. The following individuals were elected to the Board of Directors of the Company:

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

         3) To ratify the appointment of Hansen, Barnett &Maxwelll as the Company's independent registered public accounting firm for the 2005 fiscal year. 22,814,510 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         4) To ratify the actions of our board of directors to change the fiscal year end of the Company to September 30. 22,814,510 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         Following the vote on these matters, the annual meeting was adjourned.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CSSV". As of December l, 2005, the Company had approximately 101 shareholders holding 38,858,446 common shares. Of the issued and outstanding common stock, approximately 10,758,831 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published bid and ask quotations from October 1, 2003 through September 30, 2005, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                       Bid                          Ask
                                 High       Low             High        Low
                                 ----       ---             ----        ---
July thru Sept. 2005            $4.75      $2.00            $4.95      $2.75
April thru June 2005             3.35       2.15             4.50       2.50
Jan. thru March 2005             3.80       2.50             4.50       3.41
Oct. thru Dec. 2004              3.75       2.25             4.45       3.50

July thru Sept. 2004            $3.20      $2.00            $4.45      $3.00
April thru June 2004             4.00       2.50             5.00       3.75
Jan. thru March 2004             5.50       2.50             7.00       3.50
Oct. thru Dec. 2003              3.75       2.25             4.45       3.50

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

Securities Authorized for Issuance Under Equity Compensation Plans

------------------------- --------------------------- --------------------------- ------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))
                                       (a)                       (b)                              (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans approved by
security holders                    1,000,000                  $3.00                              -0-
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans not approved by
security holders                          -0-                    $-0-                             -0-
------------------------- --------------------------- --------------------------- ------------------------------------
Total                               1,000,000                  $3.00                              -0-
------------------------- --------------------------- --------------------------- ------------------------------------

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

         On August 1, 2005, the Company granted options to purchase up to an aggregate of 800,000 shares to officers, directors, employees or consultants to the Company as follows:

               Name                            # of Shares underlying Options
               -----------------------------  --------------------------------
               Marat Cherdabayev                                      100,000
               Laird Garrard                                          220,000
               Alexey Kotov                                           100,000
               Mirgali Kunayev                                        110,000
               Yevgeniy Kurguzkin                                     110,000
               James Passin                                            25,000
               Paul Roberts                                           110,000
               Valery Tolkachev                                        25,000

The options vest one year from the date of grant and expire ten years from the date of grant. The options have an exercise price of $3.00 per share.

Recent Sales of Unregistered Securities

         No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended September 30, 2005.

         On August 1, 2005, the Company granted options to purchase up to 800,000 common shares to eight individuals, all of who are officers, directors, employees or consultants to the Company, as set forth in the table above. Six of the eight individuals to whom these options were granted are non-U.S. persons, and the options were granted to them without registration pursuant to the exemption from registration provided under Regulation S of the Securities Act of 1933. Options were granted to the remaining two individuals pursuant to the exemption from provided in Section 4(2) of the Securities Act of 1933.

         On November 16, 2005, the Company issued 444,444 shares of common stock to two non-U.S. persons as partial consideration for the acquisition of the five hectare parcel of real property acquired by the Company. The aggregate value of the shares was $2,000,000, based on the market price of the Company's common stock at the time the shares were issued. The shares were issued without registration pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933.

Transfer Agent

         The Company's transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6.  Management's Discussion and Analysis

         All dollar amounts stated in this Item 6 are presented in thousands, unless stated otherwise.

2005 Summary

         In fiscal 2005, the Company experienced 94% increase in total revenue, a 475% increase in income from operations, net income of $2,177 compared to a loss of $1,951 and net income per share of $0.06 during fiscal 2005 compared to a net loss per share of $0.06 during fiscal 2004. These increase in revenue, income from operations, net income and net income per share are the result of several factors. The largest contributing factor is that the Company realized revenue from geophysical services for the entire 2005 fiscal year, compared to approximately four months of revenue from geophysical services during fiscal 2004. Another significant contributing factor was an overall increase in oil and gas exploration and development activities during the twelve months ended September 30, 2005 compared to the same period of 2004. During fiscal 2004, due to a dispute between one of the Company's largest customers and the government, the customer significantly reduced its exploration and production budget in the region for 2004. As a result, demand for vessels in the region was significantly reduced. During 2004 the customer and the government resolved the dispute resulting in an increase in the customer's budget for exploration and development in 2005.

         The Company has increased its vessel fleet 100% since the end of the 2004 fiscal year. Based on contracts in place and ongoing charter negotiations, the Company anticipates near full utilization of its vessel fleet during fiscal 2006. Based on work and demand in the region, the Company also expects ongoing strong demand for its geophysical services in fiscal 2006. During fiscal 2005, the Company also acquired real property and has received government approval of its feasibility plan to construct a state of the art marine base in the Bautino Bay, assuming necessary funding can be obtained, the Company expects the marine base to be operational sometime in fiscal 2007.

         In fiscal 2005, the Company operated four business segments: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
-------------------------------------------------------------------------------
                                          2005            2004        % Change

VESSEL OPERATIONS
Operating Revenue                      $  8,573        $ 7,383           16%
Pretax Operating Income/(Loss)(1)      $ (1,563)       $(1,126)          39%

GEOPHYSICAL SERVICES
Operating Revenue                      $ 14,118        $ 3,821          269%
Pretax Operating Income/(Loss)(1)      $  5,449        $ 1,482          255%

INFRASTRUCTURE
Operating Revenue                      $  1,098        $ 1,029            7%
Pretax Operating Income/(Loss)(1)      $   (290)       $  (112)         159%

CORPORATE ADMINISTRATION
Operating Revenue                      $      -        $     -          n/a
Pretax Operating Income/(Loss)(1)      $   (260)       $  (110)         136%

--------
(1) Pretax segment income represents income before taxes and minority interest.

Revenue

         Total revenue for the year ended September 30, 2005 was $23,789 compared to $12,233 for the year ended September 30, 2004. This increase in total revenue was largely the result of the Company's realizing revenue from its geophysical services segment for the full 2005 fiscal year, whereas it realized revenue for geophysical services for less than five months of fiscal 2004. Another contributing factor was an overall increase in demand for oilfield services in the region in fiscal 2005 compared to fiscal 2004.

         Total operating expenses increased to $19,677 from $11,518, a 71% increase compared to fiscal 2004. This increase in operating expenses is partially attributable to the increase in operating expenses associated with the acquisition of TatArka midway through the 2004 fiscal year. The increase is also attributable to increasing fuel costs. The Company also realized a 99% increase in general and administrative expenses, much of which is attributable to TatArka's operations. Income from operations for the 2005 fiscal year was $4,112, compared to $715 for the 2004 fiscal year. The Company realized net income of $2,177 during fiscal 2005 compared to a net loss of $1,951 during fiscal 2004. This change from a net loss to net income is partially attributable to the Company realizing revenue from geophysical services for a complete year, rather than for less than five months of the year, as happened in fiscal 2004. The change from net loss to net income can also be attributed to an increase in the demand for oilfield services in fiscal 2005 as compared to fiscal 2004.

         Vessel revenue of $8,573 in fiscal 2005 was 16% higher compared to fiscal 2004 as a result of increased demand for vessels during fiscal 2005. Vessel revenue less vessel operating costs in fiscal 2005 was $2,682 compared to $2,481 during fiscal 2004.

         In fiscal 2005, geophysical service revenue was $14,118 or 269% higher than in fiscal 2004. Revenues less geophysical costs of revenue totaled $9,206 in fiscal 2005 a 387% increase compared to fiscal 2004. These significant increases are primarily the result of the Company providing geophysical services for the full 2005 fiscal year. The Company provided geophysical services for less than five months of the 2004 fiscal year. The increases are also partially attributable to increased demand in the region for geophysical services during fiscal 2005.

         Infrastructure revenue in fiscal 2005 of $1,098 increased 7% year-on-year. Revenue from product sales less cost of product sold in fiscal

2005 was $720 compared to $599 during fiscal 2004, as the Company continued its trend of improving efficiency, profitability and revenue at its water desalinization plant.

         The corporate administration segment of the Company's business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of the Company's operations. Corporate Administration generated a pretax operating loss of $260 during the year ended September 30, 2005 compared to a pretax operating loss of $110 during the year ended September 30, 2004.

         Vessel Operations

         As discussed herein, the Company experienced a decrease in revenue from vessel operations during the 2004 fiscal year that was largely attributable to a reduction in demand for vessels resulting from a dispute between the Company's largest customer and the government, and unexpected repairs to a chartered vessel during several months of the 2004 work season. While vessel revenues in fiscal 2005 increased 16%, the factors that negatively impacted the 2004 fiscal year continued into fiscal 2005, as vessel utilization was lower than anticipated. The Company also realized increased vessel operating costs due primarily to the Company having more vessels in its fleet during fiscal 2005 compared to fiscal 2004. Vessel revenues are affected by utilization and day rates. Day rates remained fairly constant during fiscal 2005 and fiscal 2004, while vessel utilization increased somewhat in fiscal 2005.

         The exploration and production season in the north Caspian Sea, where the Company's vessels typically operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations will decrease during the first fiscal quarter of each year and will typically be at their lowest levels during the second fiscal quarter of the fiscal year.

         Based on charters in place, current negotiations and anticipated increased exploration and production activities in the Caspian Sea in the upcoming year, we expect revenues and income from vessel operations to increase in fiscal 2006 as compared to fiscal 2005. As evidenced by the decrease in our vessel revenues in fiscal 2004 and relatively small increase in vessel revenues during fiscal 2005, if we are unable to charter all or most of our vessels for all or most of the upcoming 2006 work season, our vessel revenues may continue to be adversely affected.

         Vessel operating costs of $5,891 during the year ended September 30, 2005 were $989 or 52% higher compared to the year ended September 30, 2004. This increase is primarily the result of the Company having more vessels in its fleet during fiscal 2005 as compared to fiscal 2004, combined with increases in costs resulting from inflation. We anticipate vessel operating costs will continue to increase in fiscal 2006 with the additions of the Caspian Raushan, CS Carmen, CS Marina, Sara Maatje XII and Sara Maatje elf to our fleet.

         Geophysical Services

         As discussed above, the Company began providing geophysical services at the end of May 2004, when it acquired TatArka and KMG. As a result of the Company's recent acquisition of the controlling interest in KMG, it fully consolidates the operations of TatArka and KMG from the dates of acquisition of the controlling interests into its financial results. The Company provided geophysical services for less than five months of the fiscal year ended September 30, 2004, compared to providing such services for the full 2005 fiscal year. Therefore, comparisons of revenues and expenses from between the 2005 and 2004 fiscal years are of limited value. TatArka and KMG currently have contracts in place to supply seismic acquisition services beginning at various times from March 2006 to August 2006, with scheduled completion dates ranging from November 2006 to December 2006, unless extended. With the anticipated increase in exploration activities in the Caspian Sea region in 2006, we expect revenue and costs of providing geophysical services to increase as compared to revenues and costs experienced during in the 2005 fiscal year. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because KMG provides marine and transition zone geophysical services, its operations are more seasonal.

         Infrastructure

         During fiscal 2005, revenue from water desalinization increased 7% compared to fiscal 2004, and revenue from water sales, less the cost of water sales increased to $720 in fiscal 2005 compared to $599 in fiscal 2004. These increases are the result of increased demand for water arising from increased activity in the port of Bautino, and a conscious effort on the Company's part to reduce costs and to conduct its water desalinization operations more efficiently. While the Company hopes to continue to reduce its costs for producing water, it does not anticipate such significant reductions in future years. Similarly, as much of the Company's water sales are made to exploration and production camps operating in the Caspian Sea region, much like its vessel operations, demand for water is directly affected by oil and gas exploration and production in the region. With the anticipated increases in exploration and production activities in the region, the Company anticipates increased revenue and income from water desalinization in 2006.

         Corporate Administration

         During the fiscal year ended September 30, 2005, net loss from corporate administration was $260 compared to $110 during the fiscal year ended September 30, 2004. This increase in net loss is the result of increased compensation and consulting expenses. Corporate administration realizes revenue by providing marketing services to the Company's other segments. During fiscal 2005, revenue decreased 30% due to an increase in the use of third party consultants and service providers rather than providing certain services in-house. These intersegment revenues are eliminated in consolidation.

Consolidated Results

         General and Administrative Expenses

         General and administrative expenses increased $3,406, or 99%, during fiscal 2005. The primary contributing factor to this increase in general and administrative expense is the consolidation of TatArka's general and administrative expenses for the full fiscal year, as well as, a significant increase in payroll expense as a result of a reclassification of certain payroll expenses, increased technical and marketing fees, materials, rent expense and transportation expense.

         While we anticipate general and administrative expenses for the upcoming year will continue to rise as we continue to expand our operations, we do not expect general and administrative expenses to increase at such a dramatic rate in the upcoming fiscal year.

         Interest Expense

         Interest expense decreased 16% to $984 during fiscal 2005, compared to fiscal 2004. The decrease in interest expense was primarily due to the Company reducing a portion of its debt load with the proceeds raised by the Company in a private placement of its equity securities during the 2005 fiscal year.

Cash Flow

         The Company typically realizes decreasing cash flows during its first fiscal quarter and limited cash flow during its second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be undertaken. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, the Company generates limited revenue from November to March each year.

         The following table provides an overview of the Company's cash flow during fiscal 2005 and 2004.

                                                      Fiscal 2005   Fiscal 2004
                                                      -----------   -----------
Net cash provided by (used in) operating activities     $   513       $  (628)
Net cash used in investing activities                    (8,458)       (4,480)
Net cash provided by (used in) financing activities       9,901         5,024
                                                        -------       -------
Net Change in Cash                                      $ 2,366       $   (49)
                                                        =======       =======

         In fiscal 2005 net cash provided by operating activities was $513, compared to net cash used in operating activities of $628 in fiscal 2004. This change in cash flow from operating activities is the result of increased net income from operations in fiscal 2005, coupled with a $1,668 increase in depreciation and amortization and a $2,580 increase in deferred revenue. These increases in net cash provided from operating activities were only partially offset by a $1,461 increase in trade and other receivables, a $1,500 increase in prepaid expenses and other current assets and a $2,481 increase in accounts payable and accrued expenses.

         In fiscal 2005 the Company invested $5,972 in the acquisition of vessels and equipment. The increase in cash used in investing activities was coupled with a $2,351 decrease in advances on related party notes receivable and a $244 decrease in other receivables to related parties. These reductions in cash from investing activities were only partially offset by cash acquired in the purchase of subsidiaries of $280.

         During fiscal 2005, the Company raised net proceeds of $22,931 through a private placement of its equity securities. The Company also borrowed $4,153 from related and unrelated parties. Of the funds raised by the Company in financing activities, $7,718 was used to repay short-term debts to related parties and $8,410 was used to repay notes payable. The Company also incurred $1,135 in issuance costs in connection with the funds raised through financing activities.

Summary of Material Contractual Commitments

(Stated in thousands)
--------------------------------------------------------------------------------
                                                    Payment Period
                                    --------------------------------------------
Contractual Commitments              Less than                            After
                            Total      1 year    2-3 years   4-5 years   5 years

Long-Term Debt            $     59   $     59    $     -      $    -      $    -
Operating Leases               324        324          -           -           -
                          --------   --------    -------      ------      ------
         Total                 383        383          -           -           -

Financing

         During September 2004, Caspian re-financed $4,900 of notes payable with a bank. The new note bore interest at 14% with interest payments due monthly. This note was repaid in full during the second fiscal quarter 2005.

         During July 2004, Caspian entered into a $2,100 credit line with a bank and drew $1,000 on the line. The credit line bears interest at 14% with interest payments due monthly. During the second fiscal quarter 2005 the credit line was paid in full.

         During 2004, TatArka entered into a $2,150 credit line with a bank and immediately drew the full amount available under the line. The credit line bears interest at 14% with interest payments due monthly. This credit line was repaid in full during fiscal 2005.

         During 2004, Caspian entered into short-term loan agreements with a group of shareholders and companies related through common management for an aggregate $4,686 in notes payable. These notes bore interest at nine and ten percent interest and were due through March 2005. These notes were repaid during the second fiscal quarter 2005.

         During 2004, TatArka entered into a $300 loan agreement with a company related through common management. This note was repaid in full during the second fiscal quarter 2005.

         In December 2004, TatArka borrowed $600 by entering into a two year note payable with a bank at an interest rate of 14%. The Company immediately loaned this $600 to an unrelated third party. The loan has no stated interest rate and is due by December 2007. Interest will be imputed on payments received at a rate of 14%. As of September 30, 2005 no payments had been received on this note.

         In March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3 per share. The Company received $21,796 after deducting placement agent fees. In connection with the offering, the Company issued a warrant to purchase 765,845 shares of common stock. The warrant is exercisable at $3 per share, is exercisable immediately and expires in September 2006. As discussed herein, the Company has used part of the proceeds from the offering to reduce outstanding debt. The Company plans to use the remaining funds to reduce additional debt and fund the acquisition of vessels.

Off-Balance Sheet Financing Arrangements

         As of September 30, 2005 the Company had no off-balance sheet financing arrangements.

New Accounting Standards

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company's equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the Company's ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective beginning January 1, 2006. The Company is currently evaluating the method of adoption and evaluating the impact that the adoption of SFAS 123R will have on the consolidated financial statements. The impact of adoption will be dependent on several factors, including but not limited to, the future stock-based compensation strategy and stock price volatility of the Company.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on results of operations or financial condition.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS 153 to have a material impact on results of operations or financial condition.

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2005, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

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

         Dry-docking Costs - Caspian's vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessels for certification are deferred and amortized over the period to the next certification dry-docking, generally 54 to 60 months. Dry-docking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held with the Company. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.


Name of Director   Age   Positions with the Company      Term Served as Director
----------------   ---   --------------------------      -----------------------

Laird Garrard      41    Chief Executive Officer and
                         President

Mirgali Kunayev    49    Chairman of the Board            Since July 2002
                         of Directors

James Passin       35    Director                         Since January 2005

Paul Roberts       49    Director and Chief Operating     Since July 2002
                         Officer

Maksuda Sunnatova  32    Chief Financial Officer

Valery Tolkachev   38    Director                         Since January 2005


         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Laird Garrard, Chief Executive Officer and President. In addition to his duties with the Company, Mr. Garrard serves as a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in August 2002. From July 1999 to July 2002, Mr. Garrard was the Eastern Hemisphere Financial Manager, for PGS Onshore, Inc., a company specializing in oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with Western Geophysical from 1990 to July 1999. During his time at Western Geophysical, Mr. Garrard held a number of overseas accounting management positions including from 1994 to 1999 the position of Financial Controller Kazakhstan. As Financial Controller he was responsible for all aspects of finance and administration. From 1983 to 1987, Mr. Garrard worked in Somalia for Resource Management and Research, a company specializing in land use surveys. Initially employed as a field research assistant, Mr. Garrard was promoted to Project Manager in 1986. Mr. Garrard earned a Bachelor of Arts degree in Business Administration from Westminster University, London, England in 1990. Mr. Garrard is not a director or nominee in any other reporting company.

         Mirgali Kunayev, Chairman of the Board of Directors. Mr. Kunayev served as Chief Executive Officer and President of the Company from July of 2002 through May of 2005. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.

         James Passin, Director. In July 1999, Mr. Passin joined Firebird Management, LLC., as a portfolio manager. In April 2000, he co-founded FGS Advisors, LLC, which is an investment advisor to Firebird Global Master Fund, Ltd. Mr. Passin is not a director in any other reporting company.

         Makhsuda Sunnatova, Chief Financial Officer. Ms. Sunnatova served as the Finance Manager of Caspian Services Group Limited from May 2004 through May 2005. While with Caspian Services, Ms. Sunnatova was primarily responsible for the preparation of the Company's reports in accordance with US GAAP accounting standards. Prior to joining Caspian Services, Ms. Sunnatova worked as an auditor in the audit department of PricewaterhouseCoopers in Almaty, Kazakhstan from January 2002 to March 2004. While with PricewaterhouseCoopers, Ms. Sunnatova supervised and coached audit teams, audited oil and gas sector companies and audited financial statements in accordance with Kazakhstani, US GAAP, Canadian GAAP and International accounting standards. Prior to joining PricewaterhouseCoopers, Ms. Sunnatova was employed as an auditor's assistant with Deloitte & Touche in Almaty, Kazakhstan. Among other things, while she was at Deloitte & Touche, Ms. Sunnatova audited financial statements and tested and documented operational procedures. Ms. Sunnatova received a Bachelor of Arts degree in Economics from Shymkent State University, in Shymkent, Kazakhstan in 1996, and a Masters in Business Administration from the University of Colorado. Ms. Sunnatova is a US Certified Public Accountant. Ms. Sunnatova is not a director or nominee in any reporting company.

         Paul A. Roberts, Chief Operating Officer and Director. Mr. Roberts has worked for Caspian Services Group Limited since 2001. He was appointed President and Chairman of the Board of Caspian Services Group in February 2002 where he oversees Caspian's marine operations. Prior to that time, Mr. Roberts served as a Vice President. As such, he was responsible for business development, financial planning, contracts, marketing and operations in Kazakhstan and

Central Asia. In this position, he worked closely with government authorities and state and local businesses. From 1999 to 2001, Mr. Roberts was an Area Manager for PGS Onshore, Inc., in Almaty Kazakhstan. As Area Manager, he was responsible for seismic exploration. He also performed many of the same duties he performed in his capacity as Vice President of Caspian. From 1997 to 1999, Mr. Roberts was the Resident Manager for PetroAlliance (WGC) in Almaty, Kazakhstan. He was responsible for land and marine seismic exploration. He also oversaw business and financial planning, contract negotiations and operations in Kazakhstan and Central Asia. Mr. Roberts is not a director or nominee in any other reporting company.

         Valery Tolkachev, Director. Since 1999, Mr. Tolkachev has served as a Deputy Director of the Corporate Clients Department for Aton Investment Company in Moscow, Russia. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities Department at MDM Bank, IncomBank, IncomCapital, Tveruniversalbank and TIRAbrok Company. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. He is currently attending the Academy of National Economy, Moscow Law faculty. Mr. Tolkachev is also a director of BMB Munai, Inc., a reporting company.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that none of the Company's directors, executive officers of greater than 10% shareholders failed to timely file Forms 3, 4 or 5.

Code of Ethics

         On January 9, 2006, the Company's Board of Directors revised it code of ethics to provide additional guidance to the Company's executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The revised code of ethics is posted on the Company's website at www.caspianservicesinc.com.

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                             SUMMARY COMPENSATION TABLE


                        Annual Compensation                                    Long Term           Compensation
                                                                                Awards                Payouts
                                                                        Restricted                LTIP
Name & Principal                                        Other Annual      Stock       Options    Payout    All Other
Position                Year       Salary     Bonus     Compensation      Awards      /SARs #      ($)     Compensation
--------------------    ----      --------  --------- ----------------- ----------- ---------- --------- ----------------
Mirgali Kunayev(1)      2005      $138,900    $-0-          $-0-            --       110,000     $-0-         $-0-
Director and            2004       $51,600     -0-           -0-            --         --         -0-          -0-
Former CEO              2003        60,300     -0-           -0-            --         --         -0-          -0-

Laird Garrard(1)        2005       162,000     -0-           -0-            --       220,000      -0-          -0-
CEO and President       2004       162,000     -0-           -0-            --         --         -0-          -0-
                        2003       138,000     -0-           -0-            --         --         -0-          -0-

Paul Roberts(1)         2005       162,000     -0-           -0-            --       110,000      -0-          -0-
COO and Director        2004       162,000     -0-           -0-            --         --         -0-          -0-
                        2003       137,000     -0-           -0-            --         --         -0-          -0-

Arjan Goris(1)          2005       166,511   7,405           -0-            --         --         -0-          -0-
Regional Manager        2004       153,329   9,503           -0-            --       100,000      -0-          -0-
Caspian Services        2003        79,600     -0-           -0-            --          --        -0-          -0-

Robert Jobling(1)       2005       134,222   7,405           -0-            --         --         -0-          -0-
Manager of
Engineering and         2004       123,667   9,503           -0-            --       100,000      -0-          -0-
Equipment  Caspian
Services                2003        78,700     -0-           -0-            --         --         -0-          -0-

Louis Naegle(2)         2005           -0-     -0-           -0-            --         --         -0-          -0-
Former CEO and          2004        30,000     -0-           -0-            --         --         -0-          -0-
Former President        2003           -0-     -0-           -0-            --         --         -0-          -0-

----------------
(1) Compensation paid to these individuals was paid to them by Caspian Services Group Limited, our wholly owned subsidiary, in connection with services provided to Caspian.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The term "beneficial owner" refers to both the power of investment and the right to buy and sell shares of the Company. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of Company shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

         The following table sets forth as of December 1, 2005, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 38,858,446 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                      Amount & Nature of         % of
Security Name and Address                   Beneficial Ownership        Class
-------------------------                   --------------------        -----

Common   Dora International Limited               2,841,624             7.3%
         P.O. Box 357
         Pirouet House, Union Street
         St. Helier, Jersey, Channel Islands
         JE4 9WQ, United Kingdom

Common   Firebird Management LLC(2)               3,675,000             9.5%
         152 West 57th Street, 24th Floor
         New York, New York 10019

Common   Laird Garrard(1)                         2,441,624             6.3%
         Akademik Satpaev Avenue 29/6
         Ninth Floor
         Almaty 480100
         Republic of Kazakhstan

Common   Mirgali Kunayev(1)(3)                   11,794,858            30.4%
         Akademik Satpaev Avenue 29/6
         Ninth Floor
         Almaty 480100
         Republic of Kazakhstan

Common   James Passin(1)(4)                       1,330,000             3.4%
         152 West 57th Street, 14th Floor
         New York, New York 10019

Common   Petroleum Group Services Limited(3)     11,794,858            30.3%
         P.O. Box 544
         14 Britannia Place Bath Street
         St. Helier, Jersey, Channel Islands
         JE2 4SU, United Kingdom

Common   Paul Roberts(1)                          2,441,624             6.3%
         Akademik Satpaev Avenue 29/6
         Ninth Floor
         Almaty 480100
         Republic of Kazakhstan

Common   Maksuda Sunnatova                              -0-              *
         Akademik Satpaev Avenue 29/6
         Ninth Floor
         Almaty 480100
         Republic of Kazakhstan

Common   Techgrand Company Limited                2,441,624             6.3%
         Room 304, Arion Commercial Centre
         2-12 Queens Road West
         Hong Kong, People's Republic of China

Common   Valery Tolkachev(1)                            -0-              *
         27 Pokrovka Street, Building 6
         Moscow, Russia 105062
--------------------------------------------------------------------------------
All officers and directors                       17,878,106            46.0%
as a group (6 persons)
--------------------------------------------------------------------------------

*  Less than 1%.

(1) Mr. Garrard and Ms. Sunnatova are officers of the Company. Mr. Kunayev, Mr. Passin, Mr. Roberts and Mr. Tolkachev are directors of the Company.
(2) Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC are investment advisers under common control, each of which manages certain private investment funds. Firebird Avrora Advisors, LLC acts as investment advisor to Firebird Avrora Fund, Ltd. ("Avrora"), a private investment fund which owns 947,500 shares of Common Stock. FGS Advisors, LLC acts as investment adviser to Firebird Global Master Fund, Ltd. ("Global"), a private investment fund which owns 1,330,000 shares of Common Stock. Firebird Management, LLC acts as investment adviser to Firebird Republics Fund, Ltd., a private investment fund which owns 1,325,000 shares of Common Stock ("Republics,") and Firebird New Russia Fund, Ltd., a private investment fund which owns 72,500 ("New Russia" and collectively with Avrora, Global and Republics, the "Funds" and each individually a "Fund"). As investment advisers to the Funds, each of Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC have voting and investment control with respect to the shares of Common Stock held by their respective advised Fund.
(3) Mr. Kunayev owns no shares in his own name. The shares attributed to Mr. Kunayev are the shares held of record by Petroleum Group Services Limited. On October 1, 2004, Mr. Kunayev became the managing director of Petroleum Group Services Limited. As the managing director, he may be deemed to have voting and investment power over the shares held by Petroleum Group Services Limited. (4) In his capacity as a manager of FGS Advisors, LLC, Mr. Passin may be deemed to have shared control with respect to shares of Common Stock owned by Global.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         For the fiscal years ended September 30, 2005 and 2004 the Company paid $684 and $78, respectively to a company owned by a shareholder, note holder and officer of Caspian, Yevgeniy Kurguzkin, for services related to corporate travel, visas and entry and exit services.

         During the fiscal years ended September 30, 2005 and 2004 the Company paid a company under common management $39 and $18, respectively for marketing and technical services.


                                     PART IV

Item 13. Exhibits

         Exhibits. The following exhibits are included as part of this report:

         Exhibit 14.1      Code of Ethics and Business Conduct

         Exhibit 14.2 Supplemental Code of Ethics for the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and Senior Accounting Officer

         Exhibit 21.1      List of Subsidiaries

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

         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14. Principal Accountant Fees and Services

         Hansen, Barnett and Maxwell served as the Company's independent accountants for the years ended September 30, 2005 and 2004, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended September 30, 2005 and 2004, are summarized as follows:

                                                     2005              2004
--------------------------------------------------------------------------------
  Audit                                            $197,262           $182,136
  Audit related                                         -                  -
  Tax                                                 1,767              1,247
  All other                                             -                  -
--------------------------------------------------------------------------------
  Total                                            $199,029           $183,383
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

                                      CASPIAN SERVICES, INC.



Date: January 9, 2006                   /s/ Laird Garrard
                                     -------------------------------------------
                                      Laird Garrard, Chief Executive Officer


Date: January 9, 2006                  /s/ Maksuda Sunnatova
                                     -------------------------------------------
                                      Maksuda Sunnatova, Chief Financial Officer


Date: January 9, 2006                  /s/ Mirgali Kunayev
                                     -------------------------------------------
                                      Mirgali Kunayev, Director



Date: January 9, 2006                  /s/ James Passin
                                     -------------------------------------------
                                      James Passin, Director



Date: January 9, 2006                  /s/ Paul Roberts
                                     -------------------------------------------
                                      Paul Roberts, Director



Date: January 9, 2006                  /s/ Valery Tolkachev
                                     -------------------------------------------
                                      Valery Tolkachev, Director

                     CASPIAN SERVICES, INC. AND SUBSIDIARIES
                           (FORMERLY EMPS CORPORATION)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                              FINANCIAL STATEMENTS

                           September 30, 2005 and 2004











                            HANSEN, BARNETT &MAXWELLL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)

TABLE OF CONTENTS


                                                                          Page

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets - September 30, 2005 and 2004         F-3

         Consolidated Statements of Operations for the years ended
                  September 30, 2005 and 2004                              F-4

         Consolidated Statements of Shareholders' Equity
                  for the years ended September 30, 2004 and 2005          F-5

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 2005 and 2004                              F-6

Notes to Consolidated Financial Statements                                 F-8

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and the Shareholders
Caspian Services, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                                   /s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
November 19, 2005

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

September 30,                                                                           2005            2004
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                                $  2,600        $    234
Trade accounts receivable, net of allowance of $394 and $16 respectively               4,788           3,434
Other receivables                                                                        965             380
Advances to related parties, net                                                         189             142
Inventories                                                                              500             184
Prepaid expenses and other current assets                                              3,494             888
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                  12,536           5,262
-------------------------------------------------------------------------------------------------------------

Vessels, equipment and property, net                                                  20,711          13,237
Drydocking costs, net                                                                    399             437
Goodwill                                                                               2,911             663
Intangible assets, net                                                                    89               -
Investments                                                                              303           2,925
Notes receivable from related parties                                                  1,109             917
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 38,058        $ 23,441
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                                               $  4,453        $  4,965
Income tax payable                                                                       599             650
Deferred revenue                                                                       2,883             155
Advances from related parties                                                            156             330
Notes payable - related parties                                                            -           3,995
Current portion of long-term debt                                                         55           3,339
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              8,146          13,434
-------------------------------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                                    -           4,401
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      2,442           2,116
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  38,858,446 and 31,200,000 shares issued and outstanding, respectively                   39              31
Additional paid-in capital                                                            26,595           4,731
Accumulated other comprehensive income (loss)                                            (37)             32
Retained earnings (deficit)                                                              873          (1,304)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                            27,470           3,490
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                          $ 38,058        $ 23,441
=============================================================================================================


         The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-3

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)



For the Years Ended September 30,                                                     2005           2004
----------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                                                $     8,573    $     7,383
Geophysical service revenues                                                        14,118          3,821
Product sales                                                                        1,098          1,029
----------------------------------------------------------------------------------------------------------
Total Revenues                                                                      23,789         12,233
----------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                                               5,891          4,902
Geophysical costs of revenues                                                        4,912          1,931
Cost of product sold                                                                   378            430
Depreciation                                                                         1,668            833
General and administrative                                                           6,828          3,422
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                            19,677         11,518
----------------------------------------------------------------------------------------------------------
Income from Operations                                                               4,112            715
----------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                                      (984)        (1,176)
Gain on sale of securities                                                               -            571
Exchange gain (loss)                                                                   (26)            23
Interest income                                                                         85             17
Income from equity method investees                                                    150            121
Other                                                                                   (1)          (137)
----------------------------------------------------------------------------------------------------------
Net Other Income (Expense)                                                            (776)          (581)
----------------------------------------------------------------------------------------------------------

Net Income Before Income Tax and Minority Interest                                   3,336            134
Provision for income tax                                                            (1,217)        (2,120)
Minority interest                                                                       58             35
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                              $     2,177    $    (1,951)
==========================================================================================================
Basic Income (Loss) Per Common Share                                           $      0.06    $     (0.06)
==========================================================================================================
Diluted Income (Loss) Per Common Share                                         $      0.06    $     (0.06)
==========================================================================================================
Basic Weighted Average Common Share Outstanding                                 35,459,355     30,416,393
==========================================================================================================
Diluted Weighted Average Common Share Outstanding                               35,819,049     30,416,393
==========================================================================================================


          The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-4

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)


                                                                                  Accumulated
                                                 Common Stock        Additional      Other       Retained        Total
                                           ------------------------   Paid-in     Comprehensive  Earnings    Shareholders'
                                              Shares      Amount      Capital     Income (Loss)  (Deficit)       Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                 30,000,000        $ 30     $  1,456        $ (12)     $   647       $  2,121
                                                                                                           --------------
Net loss for the year ended
  September 30, 2004                                 -           -            -            -       (1,951)        (1,951)
Currency translation adjustment                      -           -            -           44            -             44
                                                                                                           --------------
Comprehensive loss                                   -           -            -            -            -       $ (1,907)
                                                                                                           --------------
Acquisition of 50% interest of
  Kazmorgeophysica                           1,000,000           1        2,729            -            -          2,730
Acquisition of TatArka                         200,000           -          546            -            -            546
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                 31,200,000          31        4,731           32       (1,304)      $  3,490
=========================================================================================================================

Net income for the year ended
  September 30, 2005                                 -           -            -            -        2,177          2,177
Currency translation adjustment                      -           -            -          (69)           -            (69)
                                                                                                           --------------
Comprehensive income                                 -           -            -            -            -       $  2,108
                                                                                                           --------------
Issuance of common stock for cash,
  net of offering costs of $1,135 and
  a warrant with a fair value of $2,679      7,658,446           8       21,788            -            -         21,796
Compensation related to issuance of
options to employees                                 -           -           76            -            -             76
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                 38,858,446        $ 39     $ 26,595        $ (37)     $   873       $ 27,470
=========================================================================================================================

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-5

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share and per share data)

For the Year Ended September 30,                                                         2005       2004
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                     $ 2,177    $(1,951)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (gain) on disposal of equipment                                                       28       (184)
Depreciation and amortization                                                           1,668        833
Minority interest                                                                         (58)       (35)
Net income in equity method investees                                                    (150)      (121)
Gain on sale of securities                                                                  -       (571)
Provision for loss on related party receivables                                             -         40
Foreign currency exchange (gain) loss                                                      26        (23)
Compensation from issuance of options                                                      76          -
Changes in current assets and liabilities:
Trade accounts receivable                                                                (871)      (390)
Other receivables                                                                        (590)      (363)
Inventories                                                                              (325)       (34)
Prepaid expenses and other current assets                                              (1,500)      (364)
Accounts payable and accrued expenses                                                  (2,481)     2,187
Income tax payable                                                                        (67)       475
Deferred revenue                                                                        2,580       (127)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       513       (628)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Cash acquired in purchase of subsidiaries                                                 280        221
Advances on related party notes receivable                                             (2,351)      (928)
Advances on notes receivable                                                             (175)         -
Repayments on related party notes receivable                                                -        500
Other receivables - related                                                              (244)         -
Payment of drydocking costs                                                                 -       (423)
Proceeds from sale of property and equipment                                                4          -
Proceeds from sale of securities                                                            -        571
Purchase of vessels and equipment                                                      (5,972)    (4,421)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (8,458)    (4,480)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties                            3,463      3,133
Proceeds from issuance of debt                                                            690      2,997
Change in advances to/from related parties                                                 80        172
Principal payments on short-term debt to related parties                               (7,718)      (310)
Principal payments on notes payable                                                    (8,410)      (968)
Proceeds from issuance of common stock                                                 22,931          -
Issuance costs                                                                         (1,135)         -
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               9,901      5,024
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                   410         35
---------------------------------------------------------------------------------------------------------
Net change in cash                                                                      2,366        (49)
Cash at beginning of period                                                               234        283
---------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $ 2,600    $   234
---------------------------------------------------------------------------------------------------------

                                                                                              (CONTINUED)

          The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands except share and per share data)


For the Year Ended September 30,                                                         2005       2004
---------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $ 1,037    $   697
Cash paid for income tax                                                              $ 1,449    $ 1,160
Supplemental disclosure of non-cash investing and financing information:
Refinance notes payable                                                               $     -    $ 4,900
Issuance of stock for investment in TatArka                                           $     -    $   546
Issuance of stock for investment in Kazmorgeophysica                                  $     -    $ 2,730
---------------------------------------------------------------------------------------------------------


          The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-7

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited ("Caspian"), and TatArka LLP ("TatArka"), Caspian Real Estate, Ltd. ("CRE"), Caspian Geophyzica, Ltd. ("CGEO"), and majority owned subsidiaries, CJSC Bauta ("Bauta"), and Kazmorgeophysica CJSC ("KMG"), collectively ("Caspian" or the "Company"). Caspian has non-controlling 50% interests in Bautino Development Company, LLC (Bautino), and Ishimgeophysica for which it accounts by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Administrative changes - During the July 2005 shareholder's meeting, the Company's shareholders voted on and approved several corporate changes. The Shareholders changed the Company's name from EMPS Corporation to Caspian Services, Inc. effective immediately. The shareholders also approved a change to the company's fiscal year end from December 31 to September 30.

Nature of Operations - The Company's operations consist of a fleet of shallow draft vessels operating in the Kazakh Sector of the North Caspian Sea; providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; operation of a water desalinization and bottling plant in the Port of Bautino on the Caspian Sea; development and operation of a hotel located at the Port of Bautino and the development of a marine base located at the Port of Bautino.

Business Condition - The Company has retained earnings of $873 and a deficit of $1,304 as of September 30, 2005 and 2004, respectively, and has working capital of $4 and negative working capital of $8 as of September 30, 2005 and 2004, respectively.

The Company has income of $2,177 and a net loss of $1,951 for the years ended September 30, 2005 and 2004, respectively. The Company's operations provided cash of $513 during September 30, 2005 and used cash of $628 during September 30, 2004.

During January 2005, the Company announced they had entered into a contract to provide five shallow draft vessels in support of offshore pipeline construction activities ongoing in the Kashagan oilfield in the North Caspian Sea. To fulfill the contract, one of the vessels will be supplied from the Company's existing fleet. The remaining four will be new additions to the Company's fleet, through acquisition and leasing. All vessels have been mobilized to the Caspian Sea in November 2005 for an initial contract period of two years.

Between January and March 2005, the Company completed a private placement of its common stock by issuing 7,658,446 common shares for proceeds, net of offering costs, of $21,796. The Company used the proceeds to reduce outstanding debt, to fund the acquisition of the above mentioned vessels and to acquire seismic recording equipment.

Management believes these new contracts and the additional capital received from the issuance of common stock will further enable the Company to continue its operations as a going concern.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


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

Fair Value of Financial Statements - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

Minority Interest - Minority interest presented on the balance sheet refers to the minority shareholder's investment in the voting stock of Bauta and KMG. In the statement of operations, consolidated net income is adjusted by the minority shareholder's proportionate share of the income or losses.

Receivables - In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Inventories - Inventory consists of bulk and bottled water related to the Bauta desalinization plant, fuel, spare parts and supplies related to the geophysical operations of TatArka and KMG. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out (FIFO) method.

Vessels, Equipment and Property - Vessels, property and equipment are stated at cost less accumulated depreciation. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures, which are capitalized and amortized.

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

Depreciation expense was $1,668 and $833 for the years ended September 30, 2005 and 2004, respectively.

Drydocking Costs - Caspian's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


certification are deferred and amortized over the period to the next certification drydocking, generally 54 to 60 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2005, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

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

Operating Costs - Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, and other vessel expenses such as crew personnel training costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Transactions - Caspian makes its principal investing and financing transactions in United States Dollars and the United States Dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States Dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is TatArka's, KMG's and Bauta's, functional currency. The effect of changes in exchange rates with respect to these subsidiaries are recognized as a separate component of accumulated other comprehensive income. The translation of Kazakh Tenge denominated assets and liabilities into United States Dollars for the purpose of these consolidated

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


financial statements does not necessarily mean that the Company could realize or settle, in United States Dollars, the reported values of these assets and liabilities. Likewise it does not mean that the Company could return or distribute the reported United States Dollar value of its Kazakh subsidiaries capital to its shareholders.

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

Comprehensive Income - The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders. For the Company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments.

Effects of Inflation - Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect our operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the Company from the inflationary effects on operating costs.

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted income per share is calculated by dividing net income by the weighted-average number of shares and all dilutive potentially issuable shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at September 30, 2005 and 2004:

For year ended September 30,                               2005            2004
--------------------------------------------------------------------------------
Basic weighted average common shares outstanding     35,459,355      30,416,393
Dilutive effect of outstanding options/warrants         359,694               -
                                                     ----------      ----------
Diluted weighted average common shares outstanding   35,819,049      30,416,393
                                                     ==========      ==========

There were no potentially issuable common shares outstanding at September 30, 2004.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the year ended September 30, 2005, the Company recognized $76 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the year ended September 30, 2005 and 2004:

September 30,                                                           2005         2004
------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders, as reported     $ 2,177     $ (1,951)
Add: Total stock-based employee compensation expense
  recorded                                                                76            -
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards               (851)           -
------------------------------------------------------------------------------------------
Pro Forma Net Income (Loss)                                          $ 1,402     $ (1,951)
==========================================================================================
Basic income (loss) per share:
  As reported                                                        $  0.06     $  (0.06)
  Pro forma                                                          $  0.04     $  (0.06)
------------------------------------------------------------------------------------------
Diluted income (loss) per share:
  As reported                                                        $  0.06     $  (0.06)
  Pro forma                                                          $  0.04     $  (0.06)
==========================================================================================

Concentrations of Credit Risk - The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2005. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company.

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

New Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS
123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company's equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the Company's ability to account for share-based compensation transactions using the intrinsic value method as

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective beginning January 1, 2006. The Company is currently evaluating the method of adoption and evaluating the impact that the adoption of SFAS 123R will have on the consolidated financial statements. The impact of adoption will be dependent on several factors, including but not limited to, the future stock-based compensation strategy and stock price volatility of the Company.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on results of operations or financial condition.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS 153 to have a material impact on results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications - Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation. The reclassifications had no effect on net income.

NOTE 2 - ACQUISITION OF TATARKA AND KAZMORGEOPHYSICA

On May 26, 2004, the Company finalized its acquisition of all of the membership interests of TatArka LLP ("TatArka") and 50% of the outstanding common stock of Kazmorgeophysica CJSC ("KMG") in exchange for total consideration of $3,276 which consisted of the Company issuing 200,000 shares of common stock in exchange for all of the membership interests in TatArka and 1,000,000 shares of common stock in exchange for 50% of the outstanding common stock of KMG. The consideration given and the purchase price were recorded at the estimated fair value of the stock issued, or $3,276. The remaining 50% of the outstanding common stock of KMG not purchased by the Company was held by the Chairman and CEO of the Company before and after the acquisition. Of the TatArka interests

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


purchased, 50% was purchased from a company controlled by the Company's CEO, who is a non-controlling shareholder of the Company. On September 21, 2005, the Company increased its ownership percentage of KMG from 50% to 51% for and additional payment of $56.

TatArka was formed as a limited liability partnership under the laws of Kazakhstan on July 17, 2001 to provide seismic data acquisition services to onshore oil and gas exploration companies operating in the Republic of Kazakhstan. Most of TatArka's customers are foreign oil and gas corporations operating in Kazakhstan.

KMG was organized under the laws of Kazakhstan on February 12, 2002 to provide seismic data acquisition services to offshore oil and gas exploration companies operating in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone. Most of KMG's customers are Kazakh oil and gas corporations operating in Kazakhstan.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition and interpretation services, TatArka and KMG often contract with each other to provide services for their respective customers.

The Company acquired TatArka and the investment in KMG in an effort to enhance the services offered to the oil and gas exploration and development industry operating in the Kazakh Sector of the North Caspian Sea.

The purchase price for the acquisitions of TatArka and stock interest in KMG was $546 and $2,730, respectively, or $2.73 per share. the Company estimated the value of the 1,200,000 shares of common stock issued based on the quoted market price of the Company's common stock on May 26, 2004, adjusted for the effects of quantities traded, and price fluctuations between the acquisition date and the prices through July 2004, through which an active market in the Company's stock was established.

The Company allocated the $546 purchase price related to the 200,000 shares issued for TatArka to the assets acquired and liabilities assumed on May 26, 2004, based on their estimated fair values. The $250 excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


The TatArka assets acquired and liabilities assumed were as follows:

         Assets Acquired

         Current assets                                      $  617
         Receivables from related parties                       459
         Property and equipment                                 214
         Goodwill                                               250
         -----------------------------------------------------------
         Total Assets Acquired                                1,540
         -----------------------------------------------------------

         Liabilities Assumed

         Current liabilities                                    762
         Deferred revenue                                       232
         -----------------------------------------------------------
         Total Liabilities Assumed                              994
         -----------------------------------------------------------
         Net Assets Acquired                                 $  546
         ===========================================================

The purchase price of $2,730 for 50% of the KMG common stock was accounted for in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, and the difference between the cost of the investment and the amount of underlying equity in net assets of KMG was accounted for as if KMG were a consolidated subsidiary, and therefore the Company recognized equity method goodwill of $2,654. On September 21, 2005, the Company increased its ownership percentage of KMG from 50% to 51% for $56. The Company allocated the $3,131 carrying value of the investment in KMG to the assets acquired and liabilities assumed on September 21, 2005, based on their estimated fair values. KMG has a 50% non-controlling interest in Ishimgeophysica which is accounted for under the equity method of accounting.

The KMG assets acquired and liabilities assumed were as follows:

         Assets Acquired

         Current assets                                     $ 2,174
         Investment in Ishimgeophysica                          303
         Property and equipment                                 428
         Goodwill                                             2,654
         -----------------------------------------------------------
         Total Assets Acquired                                5,559
         -----------------------------------------------------------

         Liabilities Assumed

         Current liabilities                                  1,875
         Deferred revenue                                       180
         Total Liabilities Assumed                            2,055
         -----------------------------------------------------------
         Minority interest                                      373
         -----------------------------------------------------------
         Net Assets Acquired                                $ 3,131
         ===========================================================

The following pro forma operating information for the years ended September 30, 2005 and 2004 have been prepared to present the effects of the acquisitions as though the acquisitions had occurred on October 1, 2004 and 2003, respectively. The pro forma financial information is illustrative of the effects of the

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


acquisitions and does not necessarily reflect results of operations that would have resulted had the acquisitions actually occurred at those dates. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending September 30, 2005, or any other period.

For year ended September 30,                            2005               2004
--------------------------------------------------------------------------------
Revenue                                              $ 4,541            $ 5,268
Net Income                                           $   452            $ 1,344
Net Income Per Common Share                          $  0.01            $  0.04
--------------------------------------------------------------------------------

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2005 and 2004. Receivables from vessel charter revenues are approximately $2,081 and $2,293 at September 30, 2005 and 2004, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for future geophysical processing and analysis. The receivables are current and collectable in 45 days from date of invoice. At September 30, 2005 and 2004, receivables related to geophysical services totaled $2,971 and $1,033 at September 30, 2005 and 2004, respectively. The Company provided an allowance for doubtful accounts for these receivables of $390 and zero, respectively.

At September 30, 2005 and 2004, receivables related to desalinization operations totaled $130 and $129 respectively. The Company provided an allowance for doubtful accounts for these receivables of $4 and $16 for the years ended September 30, 2005 and 2004, respectively.

NOTE 4 -VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

September 30,                                            2005            2004
------------------------------------------------------------------------------
Marine vessels                                       $  8,275        $  8,247
Machinery and equipment                                10,812           5,570
Office equipment and furniture                            612             308
Land                                                    2,331             631
Construction in progress                                2,978           1,100
------------------------------------------------------------------------------
                                                       25,008          15,856
Accumulated depreciation                               (4,297)         (2,619)
------------------------------------------------------------------------------
Vessels, Equipment and Property, net                 $ 20,711        $ 13,237
==============================================================================

Vessels - During January 2005, the Company entered into contracts to provide five shallow draft vessels in support of offshore pipeline construction activities ongoing in the Kashagan oilfield in the North Caspian Sea. One of the vessels will be supplied from the Company's existing fleet. During July 2005 the

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


board of directors authorized a joint construction agreement with a third party to build two Damen Multicat vessels for the purpose of fulfilling this contract. The combined build cost of the two Damen Multicat vessels is approximately $2,900 of which $1,450 will be paid by the Company.

In August 2005, the Company took delivery of its newly built Damen Multicat vessel, the CS Carmen. The CS Carmen will work in Turkmenistan until the Saipem charter for offshore operations commences in May 2006. The second newly built vessel, the CS Marina and the Sara Maatje XII and Sara Maatje elf have also been added to the Company's fleet in connection with the Saipem charter. These vessels are owned by Rederij Waterweg, a Dutch shipping company, and operated by Caspian.

In February 2004, Caspian entered into an agreement for the construction and purchase of a high speed aluminum crew boat ("Caspian Raushan"). The boat is 33 meters long and capable of transporting up to 70 passengers and 35 tons of cargo at speeds up to 25 knots. The vessel will be used to ferry oilfield workers between offshore installations and land bases. The vessel will also be equipped as an emergency response craft with a fire pump and monitor. The Company has paid $1,100 towards the contract price of $1,800 with the remainder due at various progress points. During September 2005, the Caspian Raushan was launched and is undergoing sea trials. Full delivery is expected during January 2006.

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

Geophysical Equipment - The Company's geophysical equipment primarily includes technical equipment and heavy equipment used for collecting seismic data in remote potential oil and gas field locations.

Desalinization Plant - The desalinization operations are located in the Port of Bautino and consist of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tank, production lines, packaging equipment, warehouse space and various other production and administrative equipment, furniture and fixtures.

NOTE 5 - DEVELOPMENT OF MARINE BASE

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


During August 2005, the Company entered into a contract to acquire 3 separate adjoining parcels of land, totaling 4.97 hectares of waterfront property for $3,950 on which the marine base will be located. Of the $3,950 purchase price, $1,950 is payable in cash and the remaining $2,000 is payable with common stock. At September 30, 2005, the Company had paid $1,700 down on the land and the remaining $250 plus 444,444 shares of common stock valued at $2,000 was paid upon closing in November 2005. In connection with this land purchase, the Company acquired 100% of the ownership interests in Balykshi LLP, the holding company of the real estate.

During the year ended September 30, 2005, the Company incurred construction costs totaling $994.

NOTE 6 - NOTES RECEIVABLE

In December 2004, TatArka borrowed $600 by entering into a two year 14% interest bearing note payable with a bank. The Company immediately loaned this $600 to an unrelated third party. The loan has no stated interest rate and is due by December 2007. Interest will be imputed on payments received at a rate of 14%. By September 2005, this note was repaid in full.

NOTE 7 - NOTES RECEIVABLE FROM RELATED PARTIES

In December 2003, the Company entered into an agreement with Bautino to provide $1,100 funding to build, furnish and equip the phase two addition to the hotel. Through December 31, 2003, the Company advanced $400 in accordance with the agreement and through December 31, 2004, the full $1,100 had been advanced. Interest began accruing on January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino to repay the principal loaned in semi-annual installments of $138 plus interest beginning September 18, 2005 and through March 20, 2009. Construction of phase two was completed and opened in February 2005. At September 30, 2005, no amounts have been collected under this note.

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

At September 30, 2005 and 2004, $9 and $17 in loans to employees were included in notes receivable from related parties.

NOTE 8 - LONG-TERM DEBT

During September 2004, Caspian refinanced $4,900 of notes payable with a bank. The new note bore interest at 14% with interest payments due monthly. The note required monthly principle payments. The note was collateralized by the

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


Baskunchak, the Caspian Maria, the Caspian Yelena, the Caspian Eva and 5,400 shares of Bauta CJSC. In March 2005, the note was paid in full.

During 2004, TatArka entered into a line availability agreement with a local bank for up to $600, and immediately borrowed $600. The line is collateralized by equipment and bears interest at 14%. The funds drawn are due by December 2006. During 2005, the note was paid in full.

Long-term debt consists of the following:

September 30,                                                2005         2004
-------------------------------------------------------------------------------
Notes payable to a bank bearing interest at 14%;
 due August 2007; paid in full - March 2005                   $ -      $ 4,568
Note payable to a bank bearing interest at 14%;
 collateralized by land and vessel under construction
 paid in full - March 2005                                      -        1,000
Bank credit line bearing interest at 21%
 due June 2005; secured by inventory                           55           22
Bank credit line bearing interest at 14%; due July 2005;
 secured by equipment and future cash flows                     -            -
Bank credit line bearing interest at 14%
 due by December 2006; secured by equipment                     -        2,150
-------------------------------------------------------------------------------
Total Long-term Debt                                           55        7,740
Less: Current Portion                                          55        3,339
-------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                       $ -      $ 4,401
===============================================================================

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

During 2004, Caspian entered into short-term loan agreements with a group of shareholders and companies related through common management for an aggregate $4,686 in notes payable. These notes bear interest at nine and ten percent and were repaid by March 2005.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock - During March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3 per share. The Company received $21,796 after offering costs of $1,135. In connection with the offering, the Company issued a warrant to purchase 765,845 shares of common stock. The warrant is exercisable at $3 per share, is exercisable immediately and expires in September 2006. The warrant had a fair value of $2,679 on the date of issuance and was recorded as part of the offering costs.

Options - On December 31, 2004, the Company granted 200,000 options to key employees to purchase shares of common stock with an exercise price of $3.00 per share. The market value of the common stock on the date of grant was $3.50. On January 1, 2005, 75,000 of these options were fully vested with an additional 50,000 options vesting on October 1, 2005 and 2006, respectively. The final 25,000 options vest on October 1, 2007.

On August 1, 2005, the Company granted 800,000 options to key employees to purchase shares of common stock with an exercise price of $3.00 per share. The market value of the common stock on the date of grant was $2.80. These options will be fully vested one year from the date of grant.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


A summary of the stock options issued under the Company's Plan is as follows:

                                                               Weighted-Average
Fixed options                                  Shares          Exercise Price
-------------------------------------------------------------------------------
Outstanding at September 30, 2004                       -          $         -
Granted                                         1,000,000                 3.00
-------------------------------------------------------------------------------
Outstanding at September 30, 2005               1,000,000                 3.00
-------------------------------------------------------------------------------


The following table summarizes information about fixed stock options under the Plan outstanding at September 30, 2005:

                                 Weighted-
                    Options       Average                            Number
                Outstanding at   Remaining        Weighted-      Exercisable at
                 September 30,  Contractual    Average Exercise  September 30,
Exercise Price       2005           Life            Price             2005
--------------------------------------------------------------------------------
 $   3.00         1,000,000        8.80           $ 3.00             75,000
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

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

Earnings and losses before income taxes derived from United States and international operations are as follows:

For the year ended September 30,                          2005            2004
-------------------------------------------------------------------------------
United States                                           $ (271)         $ (140)
Kazakhstan                                               3,607             274
-------------------------------------------------------------------------------
                                                       $ 3,336           $ 134
===============================================================================

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


Deferred tax assets and liabilities are as follows:

September 30,                                             2005            2004
-------------------------------------------------------------------------------
Tax loss carry forwards                                $ 1,186         $   565
Property and equipment                                     402             434
Valuation allowance                                     (1,588)           (999)
-------------------------------------------------------------------------------
Net deferred tax asset                                 $     -         $     -
===============================================================================

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

For the year ended September 30,                          2005            2004
-------------------------------------------------------------------------------
Tax at US Federal statutory rate (34%)                 $ 1,134         $    46
Non-deductible expenses                                   (153)          2,086
Deferred tax asset valuation change                        418              (4)
Effect of lower foreign tax rates                         (182)             (8)
-------------------------------------------------------------------------------
Income tax provision                                   $ 1,217         $ 2,120
===============================================================================

As of September 30, 2005, the Company has loss carry forwards of approximately $713 and $3,145 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2006.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for its 50% non-controlling equity investments in Bautino, KMG and Ishimgeophysica under the equity method of accounting. The investment in KMG was carried under the equity method of accounting through September 22, 2005 at which time the Company obtained an additional 1% and began consolidating the results of operations. The Company's investment in Bautino was reduced from its original investment of $96 to zero from recognition of its share of the Bautino operating losses.

KMG and Veritas DGC ("Veritas"), a UK company, entered into an agreement and formed a local Kazakh LLP (Veritas-Caspian LLP) for the collection and marketing of seismic data to prospective bidders on tendered Kazakhstan oil blocks. KMG accounts for its 50% investment under the equity method of accounting. At September 30, 2005, KMG's investment in Veritas-Caspian LLP was recorded at zero.

Summarized financial information for the years ended September 30, 2005 and 2004 are as follows:

                                         Bautino                KMG          Ishimgeophysica
                                  -------------------  ------------------  ------------------
For the year ended September 30,    2005      2004       2005       2004     2005     2004
---------------------------------------------------------------------------------------------
Total Assets                       7,314     6,519      5,559      2,519      667        -
Total Liabilities                  6,801     5,872      2,097      1,971      101        -
Net Income (Loss)                   (118)      (84)       452        326       58        -
---------------------------------------------------------------------------------------------

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


NOTE 13 - OPERATING LEASES

The Company maintains its corporate offices in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. The corporate office lease expires in December 2005, while the offices and apartments in Kazakhstan expire by April 2005 and are expected to be renewed. Rent expense for the years ended September 30, 2005 and 2004 was $314 and $176, respectively.

The future minimum rental payments required under these operating leases for 2006 are $375.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

On May 26, 2004, the Company issued 1,200,000 shares of common stock valued at $3,275 for a 100% interest in TatArka and a 50% interest in Kazmorgeophyzika.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Charter Contracts - The Company is committed to make the Vessels available in accordance with the Vessel Charter Contracts.

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

Environmental Uncertainties - Current local laws do not impose any particular requirements on the Company with regard to its fleet operation beyond the standard maritime regulations followed by the Company. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

Deferred Revenue - During June 2003, Bauta entered into an agreement with AGIP KCO ("AGIP"), its major customer, for the construction of a 2,000 cubic meter water storage tank. AGIP agreed to advance $140 to Bauta for the construction of the tank, for which Bauta would repay the $140 through the sale of water to AGIP at a discounted rate. By December 31, 2003, Bauta placed $62 of proceeds received from AGIP with a contractor. Construction of the tank began in January 2004 and was completed in June 2004 at a cost of approximately $173. AGIP's payment of $140 was recorded as deferred revenue to be amortized over the period of discounted water sales. During the year ended September 30, 2005, $84 of deferred revenue was recognized with $38 still deferred at September 30, 2005. During the year ended September 30, 2004, $18 of deferred revenue was recognized with $122 still deferred at September 30, 2004.

Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are being recognized as revenue as the services are provided. At September 30, 2005 and 2004, the Company had $2,845 and $33 of deferred revenue related to these prepaid services.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2005 and 2004, the Company paid a company related through common ownership by a Caspian shareholder and noteholder, $684 and $78, respectively, for corporate travel, Kazakh visa, entry and exit services. A company under common management was paid $39 and $18 during the years ended September 30, 2005 and 2004, respectively, for marketing and technical services. For related party notes receivable and payable, see Notes 7 and 9.

NOTE 17 - SEGMENT INFORMATION

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

During the year ended September 30, 2005, the Company re-organized their segments into the following: Vessel Operations - daily operations of the fleet of vessels; Geophysical Services - providing onshore and offshore geophysical data extraction and interpretation; Infrastructure - Operation of a hotel, water desalinization plant and the development of a marine base; and Corporate Administration. The vessel operations, infrastructure and geophysical services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
(FORMERLY EMPS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

For the year                          Vessel           Geophysical                              Corporate
ended September 30, 2005           Operations           Services          Infrastructure     Administration          Total
------------------------------------------------------------------------------------------------------------------------------
Sales to external customers          $ 8,573            $ 14,118              $ 1,098            $   120           $ 23,909
Intersegment sales                         -                   -                    -                120                120
Depreciation and amortization            906                 605                  154                  3              1,668
Interest expense                         476                 502                    6                  -                984
Income (loss) from equity
 method investee                         (32)                182                    -                  -                150
Provision for income tax                   -               1,217                    -                  -              1,217
Minority Interest                          -                   -                  (58)                 -                (58)
Segment income (loss)                 (1,563)              4,232                 (232)              (260)             2,177
Segment assets                        14,613              15,797                5,562             21,316             57,288
Investments in equity
 method investees                          -                 303                    -                  -                303
For the year                         Vessel            Geophysical                              Corporate
ended September 30, 2004           Operations            Services         Infrastructure     Administration          Total
------------------------------------------------------------------------------------------------------------------------------
Sales to external customers          $ 7,383            $  3,821              $ 1,029            $   172           $ 12,405
Intersegment sales                         -                   -                    -                172                172
Depreciation and amortization            794                  36                    -                  3                833
Interest expense                       1,106                  52                   10                  8              1,176
Income (loss) from equity
 method investees                        (42)                163                    -                  -                121
Provision for taxes                    1,656                 464                    -                  -              2,120
Minority interest                          -                   -                  (35)                 -                (35)
Segment income (loss)                 (2,782)              1,018                  (77)              (110)            (1,951)
Segment assets                        12,963               8,293                2,705                 45             24,006
Investments in equity
 method investees                         32               2,893                    -                  -              2,925

Consolidated Total Assets
September 30,                                          2005             2004
--------------------------------------------------------------------------------
Total assets for reportable segments                $ 57,288         $ 24,006
Elimination of intersegment assets                   (19,230)            (565)
--------------------------------------------------------------------------------
Consolidated Total Assets                           $ 38,058         $ 23,441
================================================================================

Consolidated Net Sales
For the year ended September 30,                        2005             2004
--------------------------------------------------------------------------------
Total sales for reportable segments                 $ 23,909         $ 12,405
Elimination of intersegment sales                       (120)            (172)
--------------------------------------------------------------------------------
Consolidated net sales                              $ 23,789         $ 12,233
================================================================================