Form 10QSB
period 2005-12-31
CASPIAN SERVICES INC
filed 2006-02-21
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 December 31, 2005                                                     000-33215


                             CASPIAN SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0617371
                       -----------------------------------
                      (I.R.S. Employer Identification No.)


            257 East 200 South, Suite 340, Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 746-3700
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 17, 2006 we had 39,302,890 shares of our $0.001 par value, common stock outstanding.

                    CASPIAN SERVICES, INC., AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           December 31, 2005 and September 30, 2005.........................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended December 31, 2005 and 2004............  4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended December 31, 2005 and 2004............  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 11

     Item 3.  Controls and Procedures....................................... 18


PART II -- OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities....................... 20

     Item 6.  Exhibits...................................................... 20

     Signatures............................................................. 20

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

                                                             December 31, September 30,
                                                                     2005         2004
--------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                            $    667     $  2,600
Trade accounts receivable, net of allowance of $356 and
  $394 respectively                                                7,998        4,788
Other receivables                                                    858          965
Advances to related parties, net                                     533          189
Inventories                                                          508          500
Prepaid expenses and other current assets                          4,406        3,494
--------------------------------------------------------------------------------------
Total Current Assets                                              14,970       12,536
======================================================================================

Vessels, equipment and property, net                              22,947       20,711
Drydocking costs, net                                                369          399
Goodwill                                                           2,911        2,911
Intangible assets, net                                               109           89
Investments                                                          311          303
Notes receivable from related parties                              1,300        1,109
--------------------------------------------------------------------------------------
Total Assets                                                    $ 42,917     $ 38,058
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                            $ 6,060      $ 4,453
Income tax payable                                                   337          599
Deferred revenue                                                   2,030        2,883
Advances from related parties                                        184          156
Current portion of long-term debt                                     65           55
--------------------------------------------------------------------------------------
Total Current Liabilities                                          8,676        8,146
--------------------------------------------------------------------------------------
Long-Term Debt - Net of Current Portion                                -            -
--------------------------------------------------------------------------------------
Minority Interest                                                  2,603        2,442
--------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  39,302,890 and 38,858,446 shares issued and outstanding,
  respectively                                                        39           39
Additional paid-in capital                                        28,600       26,595
Accumulated other comprehensive income (loss)                         64          (37)
Retained earnings                                                  2,935          873
--------------------------------------------------------------------------------------
Total Shareholders' Equity                                        31,638       27,470
--------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $ 42,917     $ 38,058
======================================================================================

      See accompanying notes to the condensed consolidated financial statements

                                          3

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)



For the Three Months Ended December 31,                   2005          2004
--------------------------------------------------------------------------------
Revenues
Vessel revenues                                      $     3,094   $     2,547
Geophysical service revenues                               8,422         2,340
Product sales                                                298           240
--------------------------------------------------------------------------------
Total Revenues                                            11,814         5,127
--------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                     2,505         1,633
Geophysical costs of revenues                              4,646           730
Cost of product sold                                          89            79
Depreciation                                                 530           348
General and administrative                                 1,491         1,308
--------------------------------------------------------------------------------
Total Operating Expenses                                   9,261         4,098
--------------------------------------------------------------------------------
Income from Operations                                     2,553         1,029
--------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                             (64)         (369)
Exchange gain (loss)                                        (154)           77
Interest income                                                8             -
Income (loss) from equity method investees                    16           (11)
Other                                                         58            (4)
--------------------------------------------------------------------------------
Net Other Expense                                           (136)         (307)
--------------------------------------------------------------------------------

Net Income Before Income Tax and Minority Interest         2,417           722
(Provision) benefit for income tax                          (196)           71
Minority interest                                           (159)           33
--------------------------------------------------------------------------------
Net Income                                           $     2,062   $       826
--------------------------------------------------------------------------------
Basic Income Per Common Share                        $      0.05   $      0.03
--------------------------------------------------------------------------------
Diluted Income Per Common Share                      $      0.05   $      0.03
--------------------------------------------------------------------------------
Basic Weighted Average Common Shares Outstanding      39,075,837    31,200,000
--------------------------------------------------------------------------------
Diluted Weighted Average Common Shares Outstanding    39,637,696    31,228,571
--------------------------------------------------------------------------------


    See accompanying notes to the condensed consolidated financial statements

                                       4

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share and per share data)

For the Three Months Ended December 31,                                2005          2004
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $     2,062   $       826
Adjustments to reconcile net loss to net cash
  from operating activities:
Loss on disposal of equipment                                             -             9
Depreciation and amortization                                           664           357
Minority interest                                                       159           (33)
Net (income) loss in equity method investees                            (16)           11
Provision for loss on related party receivables                           -            41
Foreign currency exchange (gain) loss                                   154           (77)
Compensation from issuance of options                                     5             -
Changes in current assets and liabilities:
  Trade accounts receivable                                          (3,205)       (1,640)
  Other receivables                                                     108           718
  Inventories                                                             3           (92)
  Prepaid expenses and other current assets                            (915)         (596)
  Accounts payable and accrued expenses                               1,366          (201)
  Income tax payable                                                    (96)          (27)
  Deferred revenue                                                     (860)          (57)
------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                (571)         (761)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
Cash used in purchase of subsidiaries                                  (250)            -
Purchase of intangible assets                                           (24)            -
Advances on related party notes receivable                              109          (235)
Advances on notes receivable                                            (75)         (600)
Repayments on related party notes receivable                              -             4
Other receivables - related                                            (313)           94
Payment of drydocking costs                                               -           (75)
Purchase of vessels and equipment                                      (609)          601
------------------------------------------------------------------------------------------
Net cash used in investing activities                                (1,162)         (211)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties              -         2,072
Proceeds from issuance of debt                                        2,551           885
Change in advances to/from related parties                             (215)           18
Principal payments on short-term debt to related parties                  -        (1,212)
Principal payments on notes payable                                  (2,541)         (695)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                              (205)        1,068
------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   5            29
------------------------------------------------------------------------------------------
Net change in cash                                                   (1,933)          125
Cash at beginning of period                                           2,600           234
------------------------------------------------------------------------------------------
Cash at end of period                                           $       667   $       359
------------------------------------------------------------------------------------------

                                                                               (CONTINUED)

       See accompanying notes to the condensed consolidated financial statements

                                           5

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands except share and per share data)


For the Three Months Ended December 31,                                2005          2004
-------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                          $     1,037   $       190
Cash paid for income tax                                        $     1,449   $        52
Supplemental disclosure of non-cash investing and
  financing  information:
Refinance notes payable                                         $         -   $     4,900
Issuance of stock for investment in Balykshi                    $     2,000   $         -
--------------------------------------------------------------------------------


    See accompanying notes to the condensed consolidated financial statements

                                       6

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 (UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed on January 12, 2006. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited ("CSGL"), TatArka LLP ("TatArka"), Caspian Real Estate, Ltd ("CRE"), Caspian Geophysics Limited ("CGP"), Balykshi LLP ("Balykshi") and majority owned subsidiaries, JSC Bauta, ("Bauta") and Kazmorgeophysica JSC ("KMG"), collectively ("Caspian" or the "Company"). Caspian has non-controlling 50% interests in Bautino Development Company, LLC ("Bautino"), and Ishimgeophysica for which it accounts by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations -- The Company's operations consist of a fleet of shallow draft vessels operating in the Kazakh Sector of the North Caspian Sea; providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; operation of a water desalinization and bottling plant in the Port of Bautino on the Caspian Sea; development and operation of a hotel located at the Port of Bautino; and the development of a marine base located at the Port of Bautino.

Reclassifications -- Certain reclassifications have been made in the 2004 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Net Income Per Common Share - Basic and Diluted - Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted income per share:

For the three months ended December 31,                              2005                2004
----------------------------------------------------------------------------------------------
Weighted-average number of common shares used in basic
  income per common share calculation                          39,075,837          31,200,000
Incremental potentially issuable common shares from
assumed exercise of options and warrants                          561,859              28,571
----------------------------------------------------------------------------------------------
Weighted-average number of common shares and dilutive
potentially issuable common shares used in diluted
income per common share calculation                            39,637,696          31,228,571
----------------------------------------------------------------------------------------------

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the three months ended December 31, 2005, the Company recognized $5 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net income would have decreased to the pro forma amounts indicated below:

For the three months ended December 31,                              2005                2004
----------------------------------------------------------------------------------------------
Net income applicable to common shareholders, as reported         $ 2,062               $ 826

Add: Total stock-based employee compensation expense
  recorded                                                              5                   -
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards            (519)                  -
----------------------------------------------------------------------------------------------
Pro Forma Net Income                                              $ 1,548               $ 826
----------------------------------------------------------------------------------------------
Income per share:
As reported:
         Basic                                                     $ 0.05              $ 0.03
         Diluted                                                   $ 0.05              $ 0.03
Pro forma:
         Basic                                                     $ 0.04              $ 0.03
         Diluted                                                   $ 0.04              $ 0.03
----------------------------------------------------------------------------------------------

NOTE 2 - DEVELOPMENT OF MARINE BASE

During August 2005, the Company entered into a contract to acquire 3 separate adjoining parcels of land on the port of Bautino, totaling 4.97 hectares of waterfront property for $3,950 on which the marine base will be located. At September 30, 2005, the Company had paid $1,700 down on the land, and the remaining $250 plus 444,444 shares of common stock valued at $2,000 was paid upon closing in November 2005. In connection with this land purchase, the Company acquired 100% of the ownership interests in Balykshi LLP, the holding company of the real estate.

NOTE 3 - NOTES PAYABLE

During November 2005, the Company borrowed $2,520 from a bank. The note was unsecured and bore interest at 15%. By December 2005, the Company had repaid all amounts borrowed under this note.

During the three months ended December 31, 2005, Bauta repaid $20 of notes payable and entered into an additional note payable for $30. This note bears interest at 18% and is due December 2006.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock - As discussed in Note 2, the Company issued 444,444 shares of common stock valued at $2,000 or $4.50 per share as partial compensation for the acquisition of Balykshi LLP.

Options - The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                                        Weighted-
                         Options         Average                              Number
                     Outstanding at     Remaining         Weighted-       Exercisable at
                      December 31,     Contractual    Average Exercise     December 31,
   Exercise Price         2005            Life              Price              2005
-------------------------------------------------------------------------------------------
     $   3.00           1,000,000         8.60            $ 3.00             125,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company received services from another company owned by a shareholder and officer of Caspian in the amount of $265 and $89 for the three months ended December 31, 2005 and 2004, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services.

Notes Receivable -- During December 2005, the Company loaned $200 to a corporation related to the Company through common ownership and management. The note bears no interest is unsecured and is due by June 2006.

NOTE 7 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has operations in four segments of its business, namely: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The vessel operations, infrastructure and geophysical services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Further information regarding the operations and assets of these reportable business segments follows:

Segment information

For the Three Months Ended                 Vessel            Geophysical                               Corporate
December 31, 2005                        Operations           Services          Infrastructure      Administration         Total
----------------------------------------------------------------------------------------------------------------------------------
 Sales to external customers                      3,095               8,421                  298                   -       11,814
 Intersegment sales                                   -                   2                    -                   -            2
 Depreciation and amortization                      136                 376                   16                   2          530
 Interest expense                                     -                  61                    3                   -           64
 Income (loss) from equity
   method investee                                    -                  16                    -                   -           16
 Provision for income tax                             -                 196                    -                   -          196
 Minority Interest                                    -                 174                  (15)                  -          159
 Segment income (loss)                              417               1,545                  (85)               (182)       1,695
 Segment assets                                  16,088              20,836               11,854              26,396       75,174
 Investments in equity
   method investees                                   -                 311                    -                   -          311

For the Three Months Ended                 Vessel            Geophysical                               Corporate
December 31, 2004                        Operations           Services          Infrastructure      Administration         Total
----------------------------------------------------------------------------------------------------------------------------------
 Sales to external customers                      2,547               2,340                  240                   -        5,127
 Intersegment sales                                   -                                        -                 120          120
 Depreciation and amortization                      218                  53                   53                   1          325
 Interest expense                                   285                  84                    -                   -          369
 Income (loss) from equity
   method investees                                 (33)                 22                                                   (11)
 Provision for taxes                               (332)                560                                                   228
 Minority interest                                    -                   -                  (33)                             (33)
 Segment income (loss)                              406                 519                  (42)                (57)         826
 Segment assets                                    (198)               (895)                 (24)              2,906        1,789
 Investments in equity
   method investees                                 (32)                 22                    -                   -          (10)

Consolidated Total Assets
December 31,                                                                                2005
-------------------------------------------------------------------------------------------------
Total assets for reportable segments                                                    $ 75,174
Elimination of intersegment assets                                                       (32,257)
-------------------------------------------------------------------------------------------------
Consolidated Total Assets                                                               $ 42,917
-------------------------------------------------------------------------------------------------

Consolidated Net Sales
For the three months ended December 31,                                                     2005                2004
---------------------------------------------------------------------------------------------------------------------
Total sales for reportable segments                                                     $ 11,816             $ 5,247
Elimination of intersegment sales                                                             (2)               (120)
---------------------------------------------------------------------------------------------------------------------
Consolidated net sales                                                                  $ 11,814             $ 5,127
---------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Recent Developments

         During the quarter, the m/v Caspian Raushan, our high-speed crew boat, was launched, underwent sea trials and has been delivered to us in Dubai, UAE for transportation to the Caspian Sea.

         During the quarter, through our wholly-owned subsidiary Caspian Real Estate Limited, we completed the acquisition of a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village in connection with its plan to build a major marine supply and support base in the port of Bautino. The feasibility study for the marine base we prepared has received approval from the appropriate Kazakhstani regulatory agencies in December 2005. The Environment and Social Impact Assessment Study has been submitted to the appropriate local authorities for consideration and approval.

         Also during the quarter, Veritas Caspian LLP, concluded an exclusive agreement with the Ministry of Energy and Mineral Resources of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. Veritas Caspian LLP is a joint venture company between Kazmorgeophysica and Veritas DGC Limited. This data library concept is officially named the "State Geophysical Survey of the Republic of Kazakhstan." Data acquisition will commence in 2006 and will be coordinated with a series of forthcoming oil and gas concession licensing rounds to be conducted by the Ministry of Energy and Mineral Resources.

Business Review

         During the first fiscal quarter of 2006, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
--------------------------------------------------------------------------------

                                                        First Quarter
                                                        -------------
                                                                          %
                                               2006         2005       Change
                                               ----         ----       ------
VESSEL OPERATIONS
Operating Revenue                           $   3,094     $  2,547       21%
Pretax Operating Income/(Loss)(1)           $     417     $     41      917%

GEOPHYSICAL SERVICES
Operating Revenue                           $   8,423     $  2,340      260%
Pretax Operating Income/(Loss)(1)           $   1,821     $  1,101       65%

INFRASTRUCTURE
Operating Revenue                           $     298     $    240       24%
Pretax Operating Income/(Loss)(1)           $     (19)    $    (75)      75%

CORPORATE ADMINISTRATION
Operating Revenue                           $         -   $      -       n/a
Pretax Operating Income/(Loss)(1)           $    (182)    $    (57)     219%

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Revenue

         Total revenue during the first fiscal quarter 2006 was $11,816 compared to $5,127 during the first fiscal quarter 2005, an increase of 130%. Total operating expenses increased by $5,162 or 126% to $9,261 in the three months ended December 31, 2005 compared to the same period ended December 31, 2004. During the first fiscal quarter 2006, income from operations was $2,553 compared to income from operations during the first fiscal quarter of 2005 of $1,029. Net income during the three months ended December 31, 2005 was $2,062 compared to net income of $826 during the same period 2004.

         Revenue from vessel operations of $3,094 during the first fiscal quarter 2006 increased 21% compared to the first fiscal quarter 2005. Vessel revenue less vessel operating costs during the quarter ended December 31, 2005 was $589 compared to $914 during the quarter ended December 31, 2004.

         During the three months ended December 31, 2005 revenue from geophysical services was $8,422 an increase in revenue of 260% compared to the three months ended December 31, 2004. Geophysical services revenue less costs of

--------
(1) Pretax operating loss represents income before taxes and minority interest.

providing geophysical services during the three months ended December 31, 2005 was $3,776 compared to $1,610 during the three months ended December 31, 2004.

         Infrastructure revenue of $298 increased 24% year-on-year. Revenue from Infrastructure less costs of product sold was $209 during the quarter ended December 31, 2005 compared to $161 during the quarter ended December 31, 2004.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $182 during the first fiscal quarter 2006, which represents a 219% increase in pretax operating loss compared to the first fiscal quarter 2005.

         Vessel Operations

         As discussed above, first fiscal quarter revenue from vessel operations of $3,094 increased 21% year-on-year. Pretax operating income of $417 during the first fiscal quarter 2006 was 90% greater than the pretax operating income earned during the first fiscal quarter 2005. The increase in revenue and pretax operating income in the first fiscal quarter 2006 was primarily attributable to the fact that more of our vessels were in active operation during the first quarter 2006 compared to the first quarter 2005 and we incurred no interest on vessels and no vessel-related marketing expenses during the first fiscal quarter 2006.

         During the three months ended December 31, 2005, vessel operating costs increased $872 or 53% compared to the three months ended December 31, 2004. A disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessels they own, that we operate. Currently, four of the twelve vessels in our fleet are owned by Rederij Waterweg. While it costs us more to operate these vessels than to operate our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels. This relationship makes it possible for us to meet demand for vessels without incurring the significant expense of purchasing additional vessels.

         As of the date of this report, seven of the twelve vessels we operate are under charter. One of our two accommodations vessels is currently under charter for the upcoming work season and we are currently negotiating the charter of the other accommodations vessel. Our two MUCs, two tugs and our multi-purpose utility supply vessel are currently under charter for the upcoming work season, as is our multi-purpose supply and tug vessel. Our multi-purpose utility and supply vessel is currently in dry dock for scheduled maintenance. We are in negotiations for the charter of this vessel, as well as one of our supply vessels. We are currently using our other supply vessel to transport our high-speed crew boat to the Caspian Sea. Neither this supply vessel, nor the crew boat are currently under charter, although we anticipate we will be able to charter the crew boat for the upcoming work season.

         Due to weather conditions are vessels are not able to operate during the period from November to March. Therefore, while in some cases we are able to collect reduced rates for some of our vessels during the winter, our vessels are not engaged in active operations during the second fiscal quarter of each year. We anticipate that revenue from vessel operations will decrease during the second fiscal quarter and then increase significantly in the third fiscal quarter.

         Geophysical Services

         Revenue from Geophysical Services and costs of Geophysical revenue increased 260% and 536% respectively during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. These increases are the result of several factors. As a result of our recent acquisition of the controlling interest in Kazmorgeophysica, we were able to consolidate the financial results of Kazmorgeophysica in the current fiscal quarter, compared to the first fiscal quarter 2005. As a result of new contracts, TatArka's business increased in the first fiscal quarter 2006 compared to the same fiscal quarter 2005. Also, during the current fiscal year TatArka and Kazmorgeophysica have been expanding their service area to enable them to provide services in the Caspian Sea that do not freeze over in the winter.

         With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2006 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue and the costs of providing geophysical services will continue to increase in upcoming quarters. While we are still able to provide some geophysical services during the winter months, our ability to provide seismic data acquisition services is directly impacted by weather conditions in the Caspian Sea region.

         Infrastructure

         Revenue from Infrastructure, which was primarily attributable to water desalinization, increased 24% during the three months ended December 31, 2005 compared to the same three month period ended December 31, 2004. During the three months ended December 31, 2005 costs related to infrastructure increased 13% as a result of increased costs related to the production of water and costs incurred in acquiring waterfront property in the Bay of Bautino. The increased demand for water arose from increased activity in the port of Bautino. Much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, our water desalinization operations are seasonal. With the onset of the winter months and the corresponding reduction in demand, we anticipate revenue and costs of products sold will decrease during our second fiscal quarter, but should improve in the third and fourth quarters of fiscal 2006.

         Corporate Administration

         During the quarter ended December 31, 2005 net loss from corporate administration was $182 compared to $57 during the quarter ended December 31, 2004. This increase in net loss is attributable to costs we incurred in promoting and administering our operations in the United States. Corporate administration realized no intersegment revenue during the first fiscal quarter of 2006 or 2005.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $186, or 14%, for the quarter ended December 31, 2005, compared to the same period ended December 31, 2004. The primary contributing factors to the increase in general and administrative expense were increased VAT expense incurred in TatArka and Kazmorgeophysica, as well as bonuses paid to employees of those two entities. We expect general and administrative expenses will increase in upcoming quarters as a result of hiring additional officers and administrative personnel.

         Interest Expense

         Interest expense decreased from $305 to $64 in the first fiscal quarter 2006, compared to the first fiscal quarter 2005. During the quarter TatArka borrowed and repaid $2,500 from a local bank, incurring $22 in interest. The decrease in interest expense is the result of the decreased debt load we carried during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. We expect interest expense to remain fairly constant until such time as we borrow additional funds for seismic equipment and real estate development, which we anticipate will occur before the end of our 2006 fiscal year.

Cash Flow

         Typically, due to the seasonal nature of our operations, we realize diminishing cash flow during the first fiscal quarter and limited cash flow during our second fiscal quarter. Due to weather conditions in the north Caspian Sea where we conduct our operations, exploration and production activities typically terminate in November and do not begin again until late March. As a result, we realize our greatest revenues from operations during our third and fourth fiscal quarters, with decreasing revenues in the first fiscal quarter.

         The following table provides an overview of our cash flow during the three months ended December 31, 2005 and 2004.

                                                               Period ended December 31,
                                                             2005                     2004
                                                           ---------               ---------
Net cash used in operating activities                      $    (571)              $    (761)
Net cash used in investing activities                         (1,162)                   (211)
Net cash (used in)/provided by financing activities             (205)                  1,068
                                                           ---------               ---------
Net Change in Cash                                         $  (1,933)              $     125
                                                           =========               =========

         During the three months ended December 31, 2005, net cash used in operating activities was $571. This change in cash flow from operating activities is the result of several factors. During the three months ended December 31, 2005, we realized net income of $2,062 for services rendered. Accounts receivable increased and cash was used to increase prepaid expenses. During the first three months of fiscal 2006, we also used cash to reduce our tax liability by $96. The cash used in operating activities was partially offset by increases in accounts payable and accrued expenses.

         During the three months ended December 31, 2005, net cash used in investing activities was $1,162. This increase in cash used in investing activities is largely attributable to $609 to purchase vessels and equipments, $250 to acquire real estate and $313 to reduce other receivables to related parties.

         Net cash used in financing activities during the first fiscal quarter 2006 was $205. During the quarter we loaned $200 to a party related through common management. This use of cash was partially offset by proceeds from the issuance of short-term debt of $2,551.

Summary of Material Contractual Commitments

(Stated in thousands)
--------------------------------------------------------------------------------------------------
                                                                 Payment Period
                                               ---------------------------------------------------
Contractual Commitments                           Less than                                After
                                      Total         1 year      2-3 years   4-5 years     5 years
                                      -----         ------      ---------   ---------     -------
Long-Term Debt                       $   65         $   65       $    13     $     -      $     -
Operating Leases                        435            435             -           -            -

Financing

         During the quarter, TatArka borrowed and repaid $2,500 from a local bank and Bauta borrowed $30. We did not engage in any material equity financing transactions during the quarter ended December 31, 2005.

Off-Balance Sheet Financing Arrangements

         As of December 31, 2005 we had no off-balance sheet financing arrangements.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2005, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

         No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended December 31, 2005.

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

Item 6. Exhibits

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

                                      CASPIAN SERVICES, INC.



February 20, 2006                      /s/ Laird Garrard
                                      ------------------------------------------
                                      Laird Garrard, Chief Executive Officer



February 20, 2006                      /s/ Laird Garrard
                                      ------------------------------------------
                                      Maksuda Sunnatova, Chief Financial Officer