Form 10QSB
period 2006-03-31
CASPIAN SERVICES INC
filed 2006-05-16
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   March 31, 2006                                                000-33215


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2006 we had 41,302,890 shares of our $0.001 par value, common stock outstanding.

                    CASPIAN SERVICES, INC., AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           March 31, 2006 and September 30, 2005 ............................

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three and six months ended March 31, 2006 and 2005........

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended March 31, 2006 and 2005..................

         Notes to Condensed Consolidated Financial Statements (Unaudited)....

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................

     Item 3.  Controls and Procedures........................................


PART II -- OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities........................

     Item 6.  Exhibits.......................................................

     Signatures..............................................................


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)
                                                                March 31, September 30,
                                                                    2006         2005
--------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                            $  4,359     $  2,600
Trade accounts receivable, net of allowance of $453 and $394
  respectively                                                     6,411        4,788
Other receivables                                                    705          965
Advances to related parties, net                                     259          189
Subscriptions receivable                                           3,000            -
Inventories                                                          528          500
Prepaid taxes                                                        279          177
Prepaid expenses and other current assets                          3,135        3,317
--------------------------------------------------------------------------------------
Total Current Assets                                              18,676       12,536
--------------------------------------------------------------------------------------
Vessels, equipment and property, net                              25,535       20,711
Drydocking costs, net                                                339          399
Goodwill                                                           2,911        2,911
Intangible assets, net                                               109           89
Investments                                                          456          303
Notes receivable from related parties                              1,308        1,109
--------------------------------------------------------------------------------------
Total Assets                                                    $ 49,334     $ 38,058
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                $  3,223     $  3,193
Accrued expenses                                                   2,510        1,260
Income tax payable                                                     -          599
Deferred revenue                                                     511        2,883
Advances from related parties                                        552          156
Notes payable to related parties                                     517            -
Current portion of long-term debt                                  1,473           55
--------------------------------------------------------------------------------------
Total Current Liabilities                                          8,786        8,146
--------------------------------------------------------------------------------------
Long-Term Liabilities
Deferred income tax liability                                      1,121            -
--------------------------------------------------------------------------------------
Total Long-term Liabilities                                        1,121            -
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Minority Interest                                                  3,298        2,442
--------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  41,302,890 and 38,858,446 shares issued and outstanding,
  respectively                                                       l41           39
Additional paid-in capital                                        36,520       26,595
Accumulated other comprehensive income (loss)                        225          (37)
Retained earnings (deficit)                                         (657)         873
--------------------------------------------------------------------------------------
Total Shareholders' Equity                                        36,129       27,470
--------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $ 49,334     $ 38,058
======================================================================================

     See accompanying notes to the condensed consolidated financial statements

                                                3

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

                                              For the Three Months        For the Six Months
                                                 Ended March 31,           Ended March 31,
                                              -----------------------   ----------------------
                                                2006          2005         2006         2005
----------------------------------------------------------------------------------------------
Revenues
Vessel revenues                           $       981  $       467   $     4,075  $     3,014
Geophysical service revenues                    4,281           19        12,703        2,359
Product sales                                     237          202           535          442
----------------------------------------------------------------------------------------------
Total Revenues                                  5,499          688        17,313        5,815
----------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                          1,861        1,235         4,366        2,868
Geophysical costs of revenues                   1,084          190         5,730          920
Cost of product sold                              100           78           189          157
Depreciation                                      706          167         1,236          515
General and administrative                      2,946        1,648         4,437        2,956
----------------------------------------------------------------------------------------------
Total Operating Expenses                        6,697        3,318        15,958        7,416
----------------------------------------------------------------------------------------------
Income (Loss) from Operations                  (1,198)      (2,630)        1,355       (1,601)
----------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                  (67)        (286)         (131)        (655)
Exchange gain (loss)                              167           (4)           13           73
Interest income                                    (7)           6             1            6
Income (loss) from equity method investees        120           38           136           27
Other                                             (60)          13            (2)           9
----------------------------------------------------------------------------------------------
Net Other Income (Expense)                        153         (233)           17         (540)
----------------------------------------------------------------------------------------------

Net Income (Loss) Before Income Tax and
  Minority Interest                            (1,045)      (2,863)        1,372       (2,141)
Provision for income tax                       (1,937)        (203)       (2,133)        (132)
Minority interest                                (610)          24          (769)          57
----------------------------------------------------------------------------------------------
Net Loss                                  $    (3,592) $    (3,042)  $    (1,530) $    (2,216)
----------------------------------------------------------------------------------------------
Basic Loss Per Common Share               $     (0.09) $     (0.09)  $     (0.04) $     (0.07)
----------------------------------------------------------------------------------------------
Basic Weighted Average Common Shares
  Outstanding                              39,221,083   32,901,877    39,075,837   32,041,587
----------------------------------------------------------------------------------------------

          See accompanying notes to the condensed consolidated financial statements

                                                       4

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands except share and per share data)
                                                                                              For the Six Months
                                                                                                Ended March 31,
                                                                                      ---------------------------------
                                                                                               2006            2005
                                                                                      ---------------------------------
Cash flows from operating activities:
Net loss                                                                                   $   (1,530)      $   (2,216)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss on disposal of equipment                                                                     -              374
  Depreciation and amortization                                                                 1,236              357
  Minority interest                                                                               769              (57)
  Net income in equity method investees                                                          (136)             (27)
  Provision for loss on related party receivables                                                   -               41
  Foreign currency exchange gain                                                                  (13)             (73)
  Compensation from issuance of options                                                             5               42
  Changes in current assets and liabilities:
    Trade accounts receivable                                                                  (1,623)            (489)
    Trade accounts receivable - related                                                             -              677
    Other receivables                                                                             260              363
    Inventories                                                                                   (28)            (174)
    Prepaid expenses and other current assets                                                     211           (1,723)
    Accounts payable and accrued expenses                                                      (1,292)          (2,610)
    Income tax payable                                                                            522             (881)
    Deferred revenue                                                                           (2,372)           2,808
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                          (3,991)          (3,588)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Advances on related party notes receivable                                                       (448)            (235)
Advances on notes receivable                                                                        -             (419)
Advances to Equity Method investees                                                                 -           (2,000)
Payments on related party notes payable                                                             -             (785)
Repayments on related party notes receivable                                                      311                4
Other receivables - related                                                                         -               94
Payment of drydocking costs                                                                         -             (256)
Proceeds from sale of assets                                                                       11                -
Purchase of vessels and equipment                                                              (1,433)            (500)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (1,559)          (4,097)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                                          4,922           21,795
Proceeds from issuance of short-term debt to related parties                                      517            3,874
Proceeds from issuance of debt                                                                  3,956              910
Change in advances to/from related parties                                                        326              (18)
Principal payments on short-term debt to related parties                                            -           (7,339)
Principal payments on notes payable                                                            (2,601)          (6,458)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       7,120           12,764
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                           189              (52)
-----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                              1,759            5,027
Cash at beginning of period                                                                     2,600              234
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $    4,359       $    5,261
-----------------------------------------------------------------------------------------------------------------------

                                                                                                            (CONTINUED)

                        See accompanying notes to the condensed consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands except share and per share data)

                                                                                              For the Six Months
                                                                                                Ended March 31,
                                                                                      ---------------------------------
                                                                                               2006            2005
                                                                                      ---------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                     $      556       $      477
Cash paid for income tax                                                                   $    1,615       $       52
Supplemental disclosure of non-cash investing and financing information:
Refinance notes payable                                                                    $        -       $    4,900
Stock issued for receivable collected after quarter end                                    $    3,000       $        -
Issuance of stock for investment in Balykchi                                               $    2,000       $        -


                         See accompanying notes to the condensed consolidated financial statements

                                                                6

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed on January 12, 2006. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited ("Caspian"), TatArka LLP ("TatArka"), Caspian Real Estate, Ltd ("CRE"), Caspian Geophyzica, Ltd ("CGEO"), Balykchi LLP ("Balykchi") and majority owned subsidiaries, CJSC Bauta, ("Bauta") and Kazmorgeophysica CJSC ("KMG"), collectively ("Caspian" or the "Company"). Caspian has non-controlling 50% interests in Bautino Development Company, LLC ("Bautino"), Veritas Caspian LLP ("Veritas") and Ishimgeophysica for which it accounts by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications -- Certain reclassifications have been made in the 2005 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Net Income Per Common Share - Basic and Diluted - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of March 31, 2006 and 2005, there were 1,000,000 and 200,000 options outstanding respectively and 1,765,845 and 765,845 warrants outstanding respectively that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)
(Dollars in thousands, except share and per share data)


No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the three and six months ended March 31, 2006 and 2005, the Company recognized $42 and $5 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                   For the Three Months                   For the Six Months
                                                                     Ended March 31,                         Ended March 31,
                                                           ---------------------------------        ------------------------------
                                                                2006                2005                 2006                2005
----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders, as reported       (3,592)             (3,042)            $ (1,530)           $ (2,216)

Add: Total stock-based employee compensation expense
  recorded                                                         -                  42                    5                  42
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards       (507)               (352)              (1,025)               (352)
----------------------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                        $ (4,099)           $ (3,352)            $ (2,550)           $ (2,526)
==================================================================================================================================
Income per share:
As reported:
         Basic                                              $  (0.09)           $  (0.09)            $  (0.04)           $  (0.07)
Pro forma:
         Basic                                              $  (0.10)           $  (0.10)            $  (0.07)           $  (0.08)

NOTE 2 -- DEVELOPMENT OF MARINE BASE

During August 2005, the Company entered into a contract to acquire 3 separate adjoining parcels of land on the port of Bautino, totaling 4.97 hectares of waterfront property for $3,950 on which the marine base will be located. At September 30, 2005, the Company had paid $1,700 down on the land, and the remaining $250 plus 444,444 shares of common stock valued at $2,000 was paid upon closing in November 2005. In connection with this land purchase, the Company acquired 100% of the ownership interests in Balykchi LLP, the holding company of the real estate.

The present construction schedule anticipates construction to commence in October 2006, with final completion and hand-over in April 2008. This is dependant on receiving main project financing approvals by the end of July 2006.

NOTE 3 - NOTES PAYABLE

During November 2005, Tat-Arka borrowed $2,500 from a bank. The note was unsecured and bore interest at 15%. By December 2005, the Company had repaid all amounts borrowed under this note. During March 2006, Tat-Arka borrowed an additional $1,400 from a bank. The note is collateralized by machinery and equipment, bears interest at 14% and is due September 2006.

During the six months ended March 31, 2006, Bauta repaid $37 of notes payable and entered into additional notes payables for $56. The notes bear interest at 18% and are due September and December 2006.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)
(Dollars in thousands, except share and per share data)


NOTE 4 -- STOCKHOLDERS' EQUITY

Common Stock - As discussed in Note 2, the Company issued 444,444 shares of common stock valued at $2,000 or $4.50 per share as partial compensation for the acquisition of Balykchi LLP.

During March 2006, the Company completed a private placement of 1,000,000 units at $8 per unit. Each unit consisted of two shares of common stock and a warrant to purchase an additional share of common stock. The warrant is exercisable for three years at $5 per share. The Company received $4,922 after offering costs of $78 and a subscription receivable of $3,000. During April 2006, the Company collected the $3,000 subscription receivable. The warrant had a fair value of $4,730 on the date of issuance and was recorded as part of the offering costs.

Options - The following table summarizes information about fixed stock options outstanding at March 31, 2006:

                                        Weighted-
                         Options         Average                              Number
                     Outstanding at     Remaining         Weighted-       Exercisable at
                        March 31,      Contractual    Average Exercise       March 31,
   Exercise Price         2006            Life              Price              2006
-------------------------------------------------------------------------------------------
     $   3.00           1,000,000         8.30            $ 3.00             125,000


Warrants - The following table summarizes information about warrants outstanding at March 31, 2006:
                                        Weighted-
                        Warrants         Average                              Number
   Weighted-         Outstanding at     Remaining         Weighted-       Exercisable at
    Average             March 31,      Contractual    Average Exercise       March 31,
   Exercise Price         2006            Life              Price              2006
-------------------------------------------------------------------------------------------
     $   4.13           1,765,845         1.90            $ 4.13            1,765,845

NOTE 5-- COMMITMENTS AND CONTINGENCIES

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)
(Dollars in thousands, except share and per share data)


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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company received services from another company owned by a shareholder and officer of Caspian in the amount of $163 and $89 for the six months ended March 31, 2006 and 2005, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services. The Company received seismic works for $1,614 and $0 and generated income from the vessels rented by the co-owner of the subsidiary in the amount of $290 and $0 for the six months ended March 31, 2006 and 2005, respectively.

Accounts receivable from related parties consist of the following:

Related party's Name          Description                March 31, 2006             September 30, 2005
----------------------------- -------------------------- -------------------------- -------------------------
Ishymgeophysica               Seismic work               $114                       -
----------------------------- -------------------------- -------------------------- -------------------------
Officers                      Travel expenses            $145                       $189
----------------------------- -------------------------- -------------------------- -------------------------
TOTAL                                                    $259                       $189
----------------------------- -------------------------- -------------------------- -------------------------

Accounts payable due to related parties consist of the following:

----------------------------- -------------------------- ------------------------- --------------------------
Related party's Name          Description                March 31, 2006            September 30, 2005
----------------------------- -------------------------- ------------------------- --------------------------
BMB Munai                     Geological work            $209                      -
----------------------------- -------------------------- ------------------------- --------------------------
Petroleum Group Services      Services received          $193                      -
Limited
----------------------------- -------------------------- ------------------------- --------------------------
Help LLP                      Legal and transport        $103                      -
                              services received
----------------------------- -------------------------- ------------------------- --------------------------
Others                        Services received          $47                       $156
----------------------------- -------------------------- ------------------------- --------------------------
TOTAL                                                    $552                      $156
----------------------------- -------------------------- ------------------------- --------------------------

NOTE 7 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)
(Dollars in thousands, except share and per share data)


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

For the Six Months Ended           Vessel      Geophysical                         Corporate
March 31, 2006                   Operations      Services     Infrastructure    Administration        Total
--------------------------------------------------------------------------------------------------------------
 Total revenues                      4,075         12,703            542                -            17,320
 Intersegment revenues                   -              -              7                -                 7
 Depreciation and amortization         398            766             70                2             1,236
 Interest expense                       15            110              6                -               131
 Income from equity
   method investee                       -            136              -                -               136
 Provision for income tax                -          2,133              -                -             2,133
 Minority Interest                       -            803            (34)               -               769
 Segment income (loss)              (2,012)           802           (132)            (188)           (1,530)
 Segment assets                     17,931         19,857         12,269           34,730            84,787
 Investments in equity
   method investees                      -            456              -                -               456

For the Six Months Ended            Vessel        Geophysical                      Corporate
March 31, 2005                   Operations        Services     Infrastructure   Administration       Total
--------------------------------------------------------------------------------------------------------------
 Total revenues                      3,014          2,359            442              120             5,935
 Intersegment revenues                   -              -              -              120               120
 Depreciation and amortization         278            148             87                2               515
 Interest expense                      484            170              1                -               655
 Income (loss) from equity
   method investees                    (33)            60              -                -                27
 Provision (benefit) for taxes        (467)           599              -                -               132
 Minority interest                       -              -            (57)               -               (57)
 Segment loss                       (1,699)          (316)           (73)            (128)           (2,216)
 Segment assets                     13,611          6,779          2,576           25,086            48,052
 Investments in equity
   method investees                      -          2,953              -                -             2,953

Consolidated Total Assets
March 31,                                                    2006          2005
--------------------------------------------------------------------------------
Total assets for reportable segments                     $ 84,787      $ 48,052
Elimination of intersegment assets                        (35,453)      (15,426)
--------------------------------------------------------------------------------
Consolidated Total Assets                                $ 49,334      $ 32,626
--------------------------------------------------------------------------------


Consolidated Revenues
For the six months ended March 31,                           2006          2005
--------------------------------------------------------------------------------
Total revenues for reportable segments                   $ 17,320       $ 5,935
Elimination of intersegment revenues                           (7)         (120)
--------------------------------------------------------------------------------
Consolidated revenues                                    $ 17,313       $ 5,815
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Recent Developments

         Subsequent to the quarter end, in April 2006, we completed a private placement of Units raising $8,000,000. The Units offered in the private placement consisted of two shares of restricted common stock and a warrant to purchase an additional share of common stock at an exercise price of $5.00. The warrant contained in each Unit is immediately exercisable and has a three year term. The price per Unit was $8.00. The funds raised in the offering will be used to fund development of our marine base and to acquire vessels and seismic equipment.

         On April 28, 2006 the Environmental and Social Impact Assessment submitted by the Company in connection with its preliminary design for its marine base was awarded final approval by the Ministry of Environmental Protection of the Republic of Kazakhstan. This milestone enables the project to proceed to the detail design and approval stage.

Business Review

         During the second fiscal quarter of 2006, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
----------------------------------------------------------------------------------------------------------

                                                Second Quarter                      Six Months
                                                --------------                      ----------
                                                                  %                                  %
                                        2006         2005      Change      2006        2005       Change
                                        ----         ----      ------      ----        ----       ------
VESSEL OPERATIONS
Operating Revenue                   $     981     $     467      110%   $  4,075     $  3,014       35%
Pretax Operating Income/(Loss)(1)   $  (2,429)    $  (2,105)      15%   $ (2,012)    $ (1,699)      18%

GEOPHYSICAL SERVICES
Operating Revenue                   $   4,281     $      19   22,432%   $ 12,703     $  2,359      438%
Pretax Operating Income/(Loss)(1)   $    (743)    $    (835)      11%   $    803     $   (316)     354%

INFRASTUCTURE DEVELOPMENT
Operating Revenue                   $     237     $     202       17%   $    535     $    442       21%
Pretax Operating Income/(Loss)(1)   $     (19)    $     (24)      21%   $    (34)    $    (73)      53%

CORPORATE ADMINISTRATION
Operating Revenue                   $       -     $       -      n/a    $      -     $      -       n/a
Pretax Operating Income/(Loss)(1)   $      (6)    $     (86)      93%   $   (188)    $   (128)      47%

--------
(1) Pretax operating income/(loss) represents income before taxes and minority interest.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenue

         Total revenue during the three months ended March 31, 2006 was $5,499 compared to $688 during the three months ended March 31, 2005, an increase of 699%. Total operating expenses increased by $3,379 or 102% to $6,697 in the three months ended March 31, 2006 compared to the same period ended March 31, 2005. During the second fiscal quarter 2006, loss from operations was $1,198 compared to loss from operations during the second fiscal quarter of 2005 of $2,630. Net loss during the three months ended March 31, 2006 was $3,592 compared to net loss of $3,042 during the same period 2005.

         Revenue from vessel operations of $981 during the second fiscal quarter 2006 increased 110% compared to the second fiscal quarter 2005. Vessel revenue less vessel operating costs during the quarter ended March 31, 2006 was ($880) compared to ($768) during the quarter ended March 31, 2005.

         During the three months ended March 31, 2006 revenue from geophysical services was $4,281 an increase in revenue of 22,432% compared to the three months ended March 31, 2005. Geophysical services revenue less costs of providing geophysical services during the three months ended March 31, 2006 was $3,197 compared to (171) during the three months ended March 31, 2005.

         Infrastructure revenue of $237 increased 17% year-on-year. Revenue from Infrastructure less costs of product sold was $137 during the quarter ended March 31, 2006 compared to $124 during the quarter ended March 31, 2005.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $6 during the second fiscal quarter 2006 compared to $71 during the second fiscal quarter 2005.

         Vessel Operations

         As discussed above, second fiscal quarter revenue from vessel operations of $981 increased 110% year-on-year. Pretax operating loss of $2,429 during the second fiscal quarter 2006 was 10% greater than the pretax operating loss realized during the second fiscal quarter 2005. The increase in revenue in the second fiscal quarter 2006 was primarily attributable to the fact that the Saipem pipeline contract commenced in December 2005. Pursuant to this contract we provide Saipem five vessels. The contract provides for us to be paid a standby day rate during the winter period, which accounts for the increase in our revenue during the quarter. Winter standby day rates are typically 30% of the operational rate.

         During the three months ended March 31, 2006, vessel operating costs increased $626 or 51% compared to the three months ended March 31, 2005. This increase is primarily a function of the increased size of the vessel fleet we operate, combined with the increased number of vessels in our fleet that we operate under agreement with Rederij Waterweg. Of the twelve vessels in our fleet four are owned by Rederij Waterweg. Pursuant to our agreement with Rederij Waterweg we pay them a day rate for the vessels they own. Due to the increased number of Rederij Waterweg vessels in our fleet during the three months ended March 31, 2006, vessel rental costs increased $390 compared to the three months ended March 31, 2005, when we had only one Rederij Waterweg vessel in our fleet. While it costs us more to operate the Rederij Waterweg vessels than to operate our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels. This relationship makes it possible for us to meet demand for vessels without incurring the significant expense of purchasing additional vessels.

         The increase in the size of our vessel fleet, coupled with increasing fuel costs also resulted in a $151 increase in fuel costs during the second fiscal quarter 2006, which also contributed to the increase in vessel operating costs. We also incurred transit costs during the quarter of approximately $220 to transport our landing craft vessel to the United Arab Emirates.

         As of the date of this report seven of the twelve vessels we operate are under charter. Our two MUC's, two tugs and our multi-purpose utility vessel remain on long term charter to Saipem and they are presently being made ready for the commencement of the operational season. One of our two accommodations vessels and one of our tugs are currently on short term charter. We are in negotiations for follow on work with another party to charter these vessels, as well as one of our supply vessels and our newly built high speed crew boat. The second accommodations vessels is undergoing maintenance in Astrakhan and will take up a long term charter on its arrival back in the Caspian Sea, which is scheduled to be May 21st 2006. Our landing craft type vessel is currently offshore in the United Arab Emirates and is available for sale.

         Due to weather conditions our vessels are not able to operate during the period from November to March. Therefore, while in some cases we are able to collect reduced rates for some of our vessels during the winter, our vessels are not engaged in active operations during the second fiscal quarter of each year. Typically, we experience lower revenues during the second fiscal quarter of each year and then we experience significantly increased revenues in the third fiscal quarter.

         Geophysical Services

         We did not acquire a controlling interest in Kazmorgeophysica until the beginning of the current fiscal year. Therefore, we were unable to consolidate the results of Kazmorgeophysica operations into our financial statements during the 2005 fiscal year. Therefore, the comparison of the results of our geophysical operations in 2006 and 2005 may be of limited benefit.

         Revenue from Geophysical Services and costs of Geophysical revenue increased 22,432% and 471% respectively during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These increases are the result of several factors.

         With the acquisition of the controlling interest in Kazmorgeophysica in the current fiscal year, we are able to consolidate the financial results of Kazmorgeophysica in the current fiscal quarter. Kazmorgeophysica realized revenue of $1,752 during the second fiscal quarter 2006. We were not able to consolidate the financial results of Kazmorgeophysica during the second quarter 2005.

         As a result of new contracts, TatArka's business grew in the second fiscal quarter 2006 compared to the same fiscal quarter 2005. As TatArka's business continues to mature and expand, we anticipate revenues to be more consistent and less volatile. During the current fiscal year TatArka and Kazmorgeophysica have also been expanding their service area to enable them to provide services in areas of the Caspian Sea that do not freeze over in the winter. This will lengthen the work seasons for TatArka and Kazmorgeophysica.

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

         Infrastructure

         Revenue from Infrastructure, which was primarily attributable to water desalinization, increased 17% during the three months ended March 31, 2006 compared to the same three month period ended March 31, 2005. During the three months ended March 31, 2006 costs related to infrastructure increased 28% as a result of increased costs related to the production of water, in particular increased payroll costs and costs of chemicals and electricity.

         The increased demand for water arose from increased activity in the port of Bautino. Much of our water sales are made to exploration and production facilities and infrastructure operating in the Caspian Sea region. Much like our vessel operations, our water desalinization operations are seasonal. With the onset of the work season at the end of the second fiscal quarter, we anticipate demand for our products, and correspondingly, revenue and costs of products sold will improve in the third and fourth quarters of fiscal 2006.

         Corporate Administration

         During the quarter ended March 31, 2006 net loss from corporate administration was $6 compared to $71 during the quarter ended March 31, 2005.

This decrease in net loss is attributable to a reduction in travel and entertainment expenses during the quarter ended March 31, 2006. Corporate administration realized no intersegment revenue during the second fiscal quarter of 2006 or 2005.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $1,298, or 79%, for the quarter ended March 31, 2006, compared to the same period ended March 31, 2005. The primary contributing factors to the increase in general and administrative expense were consolidation of Kazmorgeophysica, increased VAT expense incurred in TatArka and the appointment of two senior executives to new positions with the Company. These increases were partially offset by a decrease in marketing expenses. We expect general and administrative expenses will increase in upcoming quarters as a result of hiring additional officers and administrative personnel.

         Depreciation

         Depreciation expense increased by $539 or 323% to $706 during the second fiscal quarter 2006 compared to the same quarter 2005. This increase in depreciation is primarily attributable to the consolidation of Kazmorgeophysica and the acquisition of seismic equipment by Tatarka. We expect depreciation expense will continue at higher rates in the current fiscal year as compared to the 2005 fiscal year.

         Interest Expense

         Interest expense decreased from $286 to $67 in the second fiscal quarter 2006, compared to the second fiscal quarter 2005. During the quarter TatArka borrowed $1,400 from a local bank. The decrease in interest expense is the result of the decreased debt load we carried during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We expect interest expense to remain fairly constant until such time as we borrow additional funds for seismic equipment and real estate development, which we anticipate will occur before the end of our 2006 fiscal year.

Six months ended March 31, 2006 compared to the six months ended March 31, 2005

Revenue

         Total revenue during the six months ended March 31, 2006 was $17,313 compared to $5,815 during the six months ended March 31, 2005, an increase of 198%. Total operating expenses increased by $8,542 or 115% to $15,958 in the six months ended March 31, 2006 compared to the same period ended March 31, 2005. During the six month period ended March 31, 2006, we realized income from operations of $1,355 compared to a loss from operations during the same period 2005 of $1,601. Net loss during the six months ended March 31, 2006 was $1,530 compared to a net loss during the same period 2004 of $2,216.

         Income taxes are a primary contributing factor to our realization of a net loss during the six months ended March 31, 2006. Income tax of $1,012 was accrued in TatArka and Kazmorgeophysica based on profit generated in the six months ended March 31, 2006. Deferred income tax was estimated for TatArka and Kazmorgeophysica in the amount of $1,121. This resulted in total income tax, including current and future income tax accrued, in these two entities of $2,133.

         Revenue from vessel operations of $4,075 during the six months ended March 31, 2006 increased 35% compared to the six months ended March 31, 2005. Vessel revenue less vessel operating costs during the six month period ended March 31, 2006 was ($291) compared to $146 during the six months ended March 31, 2005.

         During the six months ended March 31, 2006 revenue from geophysical services was $12,703, with revenues less cost of revenues totaling $6,973. By comparison, during the six months ended March 31, 2005 revenues from geophysical services was $2,359 and revenues less cost of revenues equaled $1,439.

         Water Desalinization revenue of $535 increased 21% year-on-year. Revenue from water desalinization less cost of product sold was $346 during the six months ended March 31, 2006 compared to $285 during the six months ended March 31, 2005.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $188 during the six months ended March 31, 2006, which represents a 47% increase in pretax operating loss compared to the six months ended March 31, 2005.

         Vessel Operations

         As discussed above, revenue for the six months ended March 31, 2006 increased 35% year-on-year, primarily as a result of the commencement of the Saipem contract.

         Pretax operating loss of $2,012 during the six months ended March 31, 2006, was 7% greater compared to the six months ended March 31, 2005 and vessel operating costs were $4,366 compared to $2,868 during the six months ended March 31, 2005. As discussed above, these increases in vessel operating costs and pretax operating loss were primarily attributable to the increased size of our fleet, the increase in the number of vessels we operate under our agreement with Rederij Waterweg, increasing fuel costs and the cost to transport our landing craft vessel to the United Arab Emirates. During the six months ended March 31, 2006, we also incurred approximately $100 in vessel certification costs to certify our vessels with ISM and ISPS,

         Geophysical Services

         As we did not acquire a controlling interest in Kazmorgeophysica until the beginning of the current fiscal year, we were unable to consolidate the results of Kazmorgeophysica operations into our financial statements. It is important to keep this in mind when comparing the results of our geophysical operations from fiscal 2005 to fiscal 2006. During the six months ended March 31, 2006, we realized revenue from geophysical services of $12,703 and costs of geophysical revenues of $5,730. By comparison, during the six months ended March 31 2005, we realized revenue from geophysical services of $2,359 and costs of geophysical revenues of $920.

         Water Desalinization

         Revenue from water desalinization increased 21% while costs increased 20% during the first six months quarter of 2005 compared to the first quarter of 2004. The increase in revenues is the result of increased demand for water arising from increased activity in the port of Bautino. We anticipate revenue from water sales will continue at a higher rate in 2006 as compared to 2005.

         Corporate Administration

         During the six months ended March 31, 2006 net loss from corporate administration was $188 compared to $85 during the same quarter of 2005. This increase in net loss is attributable to increases in compensation, payroll, accounting and legal expenses at the end of the calendar year 2005.. Corporate administration realized no intersegment revenue during the six months ended March 31, 2006 or 2005.

Consolidated Results

         General and Administrative Expense

         General and administrative expense increased by $1,481, or 50%, for the six months ended March 31, 2006, compared to the same period ended March 31, 2005. The primary contributing factors to the increase in general and administrative expense were the consolidation of Kazmorgeophysica, increased VAT expense incurred in TatArka and bonuses paid to TatArka's employees, which was partially offset by decreased marketing expenses. We expect general and administrative expenses will increase in upcoming quarters as a result of hiring additional officers and administrative personnel.

Depreciation

         Depreciation expense increased by $721 or 140% to $1,236 during the six months ended March 31, 2006 compared to the same period 2005. This increase in depreciation is primarily attributable to the consolidation of Kazmorgeophysica and the acquisition of seismic equipment by TatArka. We expect depreciation expense will continue at higher rates in the current fiscal year as compared to the 2005 fiscal year.

         Interest Expense

         Interest expense decreased from $655 to $131 in six months ended March 31, 2006, compared to the first six months ended March 31, 2005. During the six month ended March 31, 2006, TatArka borrowed $3,900 from a local bank and repaid $2,500, incurring $22 in interest. The decrease in interest expense is the result of the decreased debt load we carried during the six months ended March 31, 2006 compared to the six months ended March 31, 2005. We expect interest expense to remain fairly constant until such time as we borrow additional funds for seismic equipment and real estate development, which we anticipate will occur before the end of our 2006 fiscal year.

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

         The following table provides an overview of our cash flow during the six months ended March 31, 2006 and 2005.

                                                   Period ended March 31,
                                                     2006           2005
                                                -----------     -----------

Net cash used in operating activities             $(3,991)       $ (3,588)
Net cash used in investing activities              (1,559)         (4,097)
Net cash provided by financing activities           7,120          12,764
                                                  -------        --------
Net Change in Cash                                $ 1,759        $  5,027
                                                  =======        ========

         During the six months ended March 31, 2006, net cash used in operating activities was $3,991. This increase in net cash used in operating activities is the result of several factors. During the current fiscal year we used cash from operating activities to pay tax liabilities and repay debts to suppliers. We also realized greater depreciation and amortization expense. At the same time, accounts receivables increased as our collections on accounts receivable decreased and we received less in prepayments for services than were received in the same period of 2005.

         During the six months ended March 31, 2006, net cash used in investing activities was $1,559, compared to $4,097 during the six months ended March 31, 2005. During the current fiscal year, cash has primarily been used to acquire equipment and to make loans to related parties.

         Net cash provided by financing activities during the six months ended March 31, 2006 was $7,120. This consisted primarily of $4,922 raised through the sale of our common stock and $4,029 from the issuance of debt, which was partially offset by principal payments on notes payables.

Summary of Material Contractual Commitments

(Stated in thousands)
-----------------------------------------------------------------------------------------------------
                                                                     Payment Period
                                                -----------------------------------------------------
Contractual Commitments                           Less than                                  After
                                         Total     1 year     2-3 years      4-5 years      5 years
Long-Term Debt                         $ 1,473    $1,473       $    -        $     -         $  -
Operating Leases                           435       435            -              -            -
Long-Term Debt - Related Party             517       517            -              -            -

Financing

         During the six months TatArka borrowed $3,900 and repaid $2,500 from a local bank and Bauta borrowed $56 and repaid $37.

         During the quarter we commenced a private placement of our equity securities which was concluded in April 2006. As of March 31, 2006, we had collected $5,000 with a subscription receivable for an additional $3,000.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2006 we had no off-balance sheet financing arrangements.

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


                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

         No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended March 31, 2006.

         On February 8, 2006, we agreed to engage in a private placement of our securities in exchange for $8,000,000 to fund our operations. This agreement was made subject to us performing due diligence to determine whether it was in our interest to engage in a larger public offering to raise more than $8,000,000. It was agreed that we would offer Units consisting of two shares of restricted Company common stock and a warrant to purchase an additional share of common stock for $5.00 per share for a price of $8.00 per Unit.

         Based on our due diligence investigation, on April 10, 2006, we determined that it would not seek to engage in a larger private offering. On April 10, 2006, we accepted the subscription agreements of three parties for an aggregate of 1,000,000 Units and total proceeds of $8,000,000 and closed the private offering. Firebird Global Master Fund, Ltd., purchased 625,000 Units, Firebird Avrora Fund, Ltd., purchased 250,000 Units and Firebird Republics Fund, Ltd., purchased 125,000 Units. Each of these Firebird funds was a shareholder of the Company prior to this private placement. As of March 31, 2006, we had collected $5,000,000 with a subscription receivable for $3,000,000.

         Mr. James Passin, a Company director, is also a manager of FGS Advisors, LLC. FGS Advisors LLC acts as investment adviser to the Firebird Global Master Fund, Ltd. In his capacity as a manager of FGS Advisors, LLC, Mr. Passin may be deemed to have shared control with respect to the securities owned by Firebird Global Master Fund, Ltd. Firebird Avrora Advisors, LLC acts as investment advisor to Firebird Avrora Fund, Ltd., and Firebird Management, LLC acts as investment adviser to Firebird Republics Fund, Ltd. As investment advisers to Firebird Avrora Fund, Ltd., Firebird Global Master Fund, Ltd. and Firebird Republics Fund, Ltd. , each of Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC have voting and investment control over the securities held by their respective advised Fund. Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC are investment advisers under common control.

         From the total proceeds of $8,000,000 offering expenses of $100,000 will be deducted. Offering expenses include such item as legal and accounting costs. None of these expenses will be paid directly or indirectly to any officer, director or greater than 10% shareholder of the Company.

         The warrant contained in each Unit is immediately exercisable and has a three year term. The warrants are callable by us at any time that the closing sales price of our common stock, as traded on the most senior exchange or quotation medium where our common shares are quoted, equals or exceeds $10.00 for a period of at least five consecutive trading days. Following a 30 day written notice period to the warrant holder, we may redeem any or all of the then outstanding warrants. The redemption price of the warrants under the call provision is $0.001 per share.

         Investors in this private placement were granted the right to request that we file a registration statement on their behalf registering for resale the shares they purchased in this private placement. The Registration Rights Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on April 13, 2006, requires that at least 51% of the shares purchased in this private placement request registration before we must undertake efforts to register the shares for resale. The investors in this private placement may not request registration for at least 90 days from the closing of the private placement.

         The securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United State by the issuer or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

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

                                      CASPIAN SERVICES, INC.



May 12, 2006                            /s/ Laird Garrard
                                      ------------------------------------------
                                      Laird Garrard, Chief Executive Officer



May 12, 2006                            /s/ Maksuda Sunnatova,
                                      ------------------------------------------
                                      Maksuda Sunnatova, Chief Financial Officer