Form 10QSB
period 2006-06-30
CASPIAN SERVICES INC
filed 2006-08-15
CIK 1093430

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2006                                                  000-33215


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of August 10, 2006 we had 41,302,890 shares of our $0.001 par value, common stock outstanding.

                    CASPIAN SERVICES, INC., AND SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           June 30, 2006 and September 30, 2005 .............................

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three and nine months ended June 30, 2006 and 2005........

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the nine months ended June 30, 2006 and 2005..................

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


PART II -- OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities........................

     Item 6.  Exhibits.......................................................

     Signatures..............................................................


CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands except share and per share data)
                                                                       June 30,  September 30,
                                                                           2006      2005
------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                   $  3,283  $  2,600
Trade accounts receivable, net of allowance of $5 and $42, respectively   6,936     5,140
Other receivables, net of allowance of $397 and $352, respectively        1,119       613
Accounts receivable from related parties, net                               781       189
Inventories                                                                 703       500
Prepaid taxes                                                               511       177
Advances paid                                                             7,689     3,111
Prepaid expenses and other current assets                                   230       206
------------------------------------------------------------------------------------------
Total Current Assets                                                     21,252    12,536
------------------------------------------------------------------------------------------
Vessels, equipment and property, net                                     27,807    20,711
Drydocking costs, net                                                       309       399
Goodwill                                                                  2,911     2,911
Intangible assets, net                                                      113        89
Investments                                                                   -       303
Notes receivable from related parties                                     1,118     1,109
------------------------------------------------------------------------------------------
Total Assets                                                           $ 53,510  $ 38,058
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable                                                 $  4,317  $  3,194
Other payables and accrued expenses                                       1,041     1,259
Current tax liabilities                                                   2,299       599
Deferred revenue                                                          2,326     2,703
Accounts payable to related parties                                         305       336
Notes payable to related parties                                            517         -
Current portion of notes payable                                          1,346        55
------------------------------------------------------------------------------------------
Total Current Liabilities                                                12,151     8,146
------------------------------------------------------------------------------------------

Long-Term liabilities
Long-Term Debt - Net of Current Portion                                     590         -
Deferred income tax liability                                             1,196         -
------------------------------------------------------------------------------------------
Total Long-Term liabilities                                               1,786         -
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Minority Interest                                                         3,252     2,442
------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
  41,302,890 and 38,858,446 shares issued and outstanding, respectively      41        39
Additional paid-in capital                                               36,520    26,595
Accumulated other comprehensive income (loss)                             2,011       (37)
Retained earnings/ accumulated (deficit)                                 (2,251)      873
------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               36,321    27,470
------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                             $ 53,510  $ 38,058
------------------------------------------------------------------------------------------

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

                                                     For the Three months          For the Nine months
                                                         Ended June 30,               Ended June 30,
                                                   ------------------------     ------------------------
                                                        2006        2005             2006        2005
-----------------------------------------------------------------------------------------------------------
Revenues
Vessel revenues                                        $ 3,112     $ 2,417           $ 7,187      $ 5,431
Geophysical service revenues                             6,819       4,961            19,522        7,320
Product sales                                              303         296               838          738
-----------------------------------------------------------------------------------------------------------
Total Revenues                                          10,234       7,674            27,547       13,489
-----------------------------------------------------------------------------------------------------------

Operating Expenses
Vessel operating costs                                   3,667       1,557             8,033        4,425
Geophysical costs of revenues                            3,242       1,913             8,972        2,833
Cost of product sold                                       287         172               476          412
Depreciation                                               747         527             1,983        1,042
Selling, general and administrative                      3,111       1,438             7,548        4,311
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                11,054       5,607            27,012       13,023
-----------------------------------------------------------------------------------------------------------
Income from Operations                                    (820)      2,067               535          466
-----------------------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                          (109)        (56)             (251)        (711)
Exchange gain (loss)                                       (50)       (103)              (37)         (30)
Interest income                                                          -                12            0
Income (loss) from equity method investees                (108)         63                28           90
Other                                                      125          46               122           61
-----------------------------------------------------------------------------------------------------------
Net Other Expense                                         (142)        (50)             (126)        (590)
-----------------------------------------------------------------------------------------------------------

Net Income Before Income Tax and Minority Interest        (962)      2,017               409         (124)
(Provision) benefit for income tax                        (836)                      ((2,969)        (301)
Minority interest                                          205          (9)             (564)          48
-----------------------------------------------------------------------------------------------------------
Net Income/(loss)                                     $ (1,593)    $ 1,839          $ (3,124)      $ (377)
-----------------------------------------------------------------------------------------------------------
Income (Loss) Per Common Share
-----------------------------------------------------------------------------------------------------------
Basic                                                 $  (0.04)    $  0.05          $  (0.08)     $ (0.01)
-----------------------------------------------------------------------------------------------------------
Diluted                                               $  (0.04)    $  0.05          $  (0.08)     $ (0.01)
-----------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding Basic    41,302,890   38,858,446       39,915,019   34,313,874
-----------------------------------------------------------------------------------------------------------
Diluted Weighted Average Common Shares Outstanding  41,302,890   39,018,331       39,915,019   34,313,874
-----------------------------------------------------------------------------------------------------------

                                                   4

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share and per share data)

                                                                                           For the Nine months
                                                                                              Ended June 30,
                                                                                   -------------------------------------
                                                                                         2006               2005
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                              $       (3,124)      $       (377)
Adjustments to reconcile net loss to net cash from operating activities:
  (Gain)/loss on disposal of equipment                                                          (387)                11
  Depreciation and amortization                                                                2,249              1,109
  Minority interest                                                                              564                (48)
  Net income in equity method investees                                                          (28)               (91)
  Provision for loss on related party receivables                                                  -                 41
  Foreign currency exchange gain                                                                  46                (38)
  Compensation from issuance of options                                                           14                 47
  Changes in current assets and liabilities:
    Trade accounts receivable                                                                 (1,734)            (3,704)
    Trade accounts receivable - related                                                         (573)               310
    Other receivables                                                                          1,067                363
    Inventories                                                                                 (127)              (248)
    Prepaid expenses and other current assets                                                 (4,423)            (2,757)
    Accounts payable and accrued expenses                                                     (4,496)            (2,673)
    Income tax payable                                                                         2,703               (668)
    Deferred revenue                                                                            (846)             3,814
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                         (9,095)            (4,985)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Loans given to related parties                                                                (1,170)              (433)
Loans given to other entities                                                                      -               (600)
Advances to Equity Method investees                                                                -             (2,300)
Repayments of loans given to related parties                                                     511                  4
Other receivables - related                                                                        -                 94
Payment of drydocking costs                                                                        -                (75)
Proceeds from sale of Ishimgeophysica                                                            350                  -
Cash paid for investments in subsidiaries                                                       (306)                 -
Proceeds from sale of assets                                                                   1,879                  4
Purchase of vessels and equipment                                                             (2,187)            (1,712)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (923)            (5,018)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                                         7,922             21,795
Proceeds from issuance of short-term debt to related parties                                     510              3,822
Proceeds from issuance of debt                                                                 5,229                957
Change in advances to/from related parties                                                         -                (22)
Principal payments on short-term debt to related parties                                           -             (7,970)
Principal payments on notes payable                                                           (3,322)            (8,122)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     10,340             10,460
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                          362                 73
Net change in cash                                                                               683                530
Cash at beginning of period                                                                    2,600                359
------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $        3,283       $        889
------------------------------------------------------------------------------------------------------------------------

                                                               5

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share and per share data)

                                                                                             For the Nine months
                                                                                                Ended June 30,
                                                                                   -------------------------------------
                                                                                         2006               2005
------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $           79       $        477
Cash paid for income tax                                                              $        1,769       $         52
Supplemental disclosure of non-cash investing and financing information:                                   $          -
Refinance notes payable                                                               $            -       $      4,900
Issuance of stock for investment in Balykchi                                          $        2,000       $          -

                                                               6

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed on January 12, 2006. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Principles of Consolidation -- The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited ("Caspian"), TatArka LLP ("TatArka"), Caspian Real Estate, Ltd ("CRE"), Caspian Geophyzica, Ltd ("CGEO"), Balykchi LLP ("Balykchi") and majority owned subsidiaries, CJSC Bauta, ("Bauta") and Kazmorgeophysica CJSC ("KMG"), collectively ("Caspian" or the "Company"). Caspian has non-controlling 50% interests in Bautino Development Company, LLC ("Bautino"), Veritas Caspian LLP ("Veritas") and Ishimgeophysica for which it accounts by the equity method. Investment in Ishymgeophysica has been sold in June 2006. Intercompany balances and transactions have been eliminated in consolidation.

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

Net Income Per Common Share - Basic and Diluted - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of June 30, 2006 and 2005, there were 1,000,000 and 200,000 options outstanding respectively and 1,765,845 and 765,845 warrants outstanding respectively that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion

No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

During the three and nine months ended June 30, 2006 and 2005, the Company recognized $14 and $47 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                             For the Three months           For the Six months
                                                                Ended June 30,                 Ended June 30,
                                                            ----------------------        ----------------------
                                                              2006          2005              2006          2005
-----------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders, as reported   $ (1,593)      $ 1,839          $ (3,124)       $ (377)

Add: Total stock-based employee compensation expense
  recorded                                                       9            47                14            47
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards     (507)          (91)           (1,025)         (443)
-----------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                      $ (2,091)      $ 1,795          $ (4,135)       $ (773)
-----------------------------------------------------------------------------------------------------------------
Income per share:
As reported:
         Basic                                             $ (0.04)       $ 0.05           $ (0.08)      $ (0.01)
Pro forma:
         Basic                                             $ (0.05)       $ 0.05           $ (0.10)      $ (0.02)

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

The present construction schedule anticipates construction to commence in October 2006, with final completion and hand-over in April 2008. This is dependant on receiving main project financing approvals by September 2006.

NOTE 3 - VESSELS, EQUIPMENT AND PROPERTY

During April 2006, the Company entered into an agreement to purchase geophysical equipment for total proceeds of $2,413. In accordance with the agreement the Company made a 100% advance payment on the equipment. The equipment was received in July 2006.

During May 2006, the Company entered into an agreement to purchase an accommodation/work barge for total proceeds of $3,420. In accordance with the agreement, the Company made a 50% advance payment on the vessel with the remaining amount due on delivery of the vessel, which is to be delivered within twelve months.

During the third quarter of 2006, the Company sold the Caspian Yelena to an unrelated third party for net proceeds of $1,868. The Yelena had a book value of $1,489 and the Company recognized a gain of the sale in the amount of $379.

NOTE 4 - NOTES PAYABLE

During March and April 2006, Tat-Arka borrowed from a bank two loans totaling $2,580. As of June 30, 2006 $700 had been paid on one of the loans. The notes are collateralized by equipment and bear interest at 14%. A $700 payment is due September 2006 and $1,180 payments will be repaid every three month. Final payment is due March 2007.

During the nine months ended June 30, 2006, Bauta repaid $57 of notes payable and entered into additional notes payables for $56. The notes bear interest at 18% and are due September and December 2006.

NOTE 5 -- STOCKHOLDERS' EQUITY

Common Stock - As discussed in Note 2, the Company issued 444,444 shares of common stock valued at $2,000 or $4.50 per share as partial compensation for the acquisition of Balykchi LLP.

During March 2006, the Company completed a private placement of 1,000,000 units at $8 per unit. Each unit consisted of two shares of common stock and a warrant to purchase an additional share of common stock. The warrant is exercisable for three years at $5 per share. The Company received $7,922 after offering costs of $78. The warrant had a fair value of $4,730 on the date of issuance and was recorded as part of the offering costs.

Options - The following table summarizes information about fixed stock options outstanding at June 30, 2006:

                                               Weighted-
                            Options             Average                                        Number
                         Outstanding at        Remaining              Weighted-            Exercisable at
                            June 30,          Contractual         Average Exercise            June 30,
     Exercise Price           2006               Life                   Price                   2006
------------------------------------------------------------------------------------------------------------
       $   3.00            1,000,000              8.05                 $ 3.00                 125,000


Warrants - The following table summarizes information about warrants outstanding at June 30, 2006:
                                               Weighted-
                            Warrants            Average                                        Number
                         Outstanding at        Remaining              Weighted-            Exercisable at
                            June 30,          Contractual         Average Exercise            June 30,
     Exercise Price           2006               Life                   Price                   2006
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
      $3.00 - $5.00          1,765,845            1.65                 $ 4.13                 1,765,845

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company received services from another entity owned by a shareholder and officer of The Company in the amount of $192 and $667 for the nine months ended June 30, 2006 and 2005, respectively, for services related to statutory tax audit, corporate travel, Kazakh visas, and entry and exit services. The Company received seismic works for $1,654 and $0 and generated income from the vessels rented by the co-owner of the subsidiary in the amount of $848 and $0 for the nine months ended June 30, 2006 and 2005, respectively.

Accounts receivable from related parties consist of the following:

Related party's Name          Description                June 30, 2006              September 30, 2005
----------------------------- -------------------------- -------------------------- -------------------------
KazakhstanCaspiShelf          Rent of vessel and         $67                        -
                              received seismic works
----------------------------- -------------------------- -------------------------- -------------------------
Veritas Caspian               Rent of vessel             $688                       -
----------------------------- -------------------------- -------------------------- -------------------------
Others                        Travel  expenses,   sales  $26                        $189
                              of fixed assets
----------------------------- -------------------------- -------------------------- -------------------------
TOTAL                                                    $781                       $189
----------------------------- -------------------------- -------------------------- -------------------------


Accounts payable due to related parties consist of the following:
---------------------------- --------------------------- ------------------------- --------------------------
Related party's Name         Description                 June 30, 2006             September 30, 2005
---------------------------- --------------------------- ------------------------- --------------------------
Emir Oil                     Geological work             $203                      $180
---------------------------- --------------------------- ------------------------- --------------------------
VIP International            Legal and transport         $63                       -
Kazakhstan                   services received
---------------------------- --------------------------- ------------------------- --------------------------
Others                       Services received           $39                       $156
---------------------------- --------------------------- ------------------------- --------------------------
TOTAL                                                    $305                      $336
---------------------------- --------------------------- ------------------------- --------------------------

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

  For the nine months
  ended June 30, 2006            Vessel Operations    Geophysical Services    Infrastructure    Corporate Administration     Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $  7,187               $ 19,522             $   852          $      -               $   27,548
Intersegment revenues                       -                     92                  14                 -                      106
Depreciation and amortization             664                  1,213                 103                 3                    1,983
Interest expense                           30                    212                   9                 -                      251
Income from equity method investee          -                    (28)                  -                 -                      (28)
Provision for income tax                    -                  2,969                   -                 -                    2,969
Minority interest                           -                    609                 (45)                -                      564
Segment income (loss)                  (3,900)                 1,736                (256)             (405)                  (3,124)
Segment assets                         17,015                 26,283              10,110            30,819                   84,227
Investments in equity method
  investees                                 -                      -                   -                 -                        -

  For the nine months
  ended June 30, 2005            Vessel Operations    Geophysical Services    Infrastructure    Corporate Administration     Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $   5,431              $   7,320            $    738          $      -              $    13,489
Intersegment revenues                       -                      -                   -               120                      120
Depreciation and amortization             675                    252                 113                 2                    1,042
Interest expense                          484                    232                   3                (8)                     711
Income from equity
 method investee                          (33)                   123                   -                 -                       90
Provision for income tax                 (332)                   633                   -                 -                      301
Minority interest                           -                      -                 (48)                -                      (48)
Segment income (loss)                  (1,650)                 1,780                 (83)             (424)                    (377)
Segment assets                         16,579                 13,558               2,561            25,269                   57,967
Investments in equity
 method investees                           -                  3,016                   -                 -                    3,016


  For the three months
  ended June 30, 2006            Vessel Operations    Geophysical Services    Infrastructure    Corporate Administration     Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $   3,112              $   6,819           $     303          $      -              $    10,234
Intersegment revenues                       -                     92                   7                 -                       99
Depreciation and amortization             266                    447                  33                 1                      747
Interest expense                           15                     91                   3                 -                      109
Income from equity
 method investee                            -                   (108)                  -                 -                     (108)
Provision for income tax                    -                    836                   -                 -                      836
Minority interest                           -                   (194)                (11)                -                     (205)
Segment income (loss)                  (2,187)                   934                (124)             (216)                  (1,593)
Segment assets                         17,015                 26,283              10,110            30,819                   84,227
Investments in equity
 method investees                           -                      -                   -                 -                        -


  For the three months
  ended June 30, 2005            Vessel Operations    Geophysical Services    Infrastructure    Corporate Administration     Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $   2,417              $   4,961           $     296         $       -                $   7,674
Intersegment revenues                       -                      -                   -                 -                        -
Depreciation and amortization             409                     91                  26                 1                      527
Interest expense                            -                     54                   2                 -                       56
Income from equity
 method investee                            -                     63                   -                 -                       63
Provision for income tax                  (14)                   183                   -                 -                      169
Minority interest                           -                      -                   9                 -                        9
Segment income (loss)                      49                  2,096                 (10)             (296)                   1,839
Segment assets                         16,579                 13,558               2,561            25,269                   57,967
Investments in equity
 method investees                          -                   3,016                  -                 -                     3,016

Consolidated Revenues
For the nine months ended June 30,                                      2006                              2005
---------------------------------------------------------------------------------------------------------------
Total revenues for reportable segments                              $ 27,654                          $ 13,609
Elimination of intersegment revenues                                    (107)                             (120)
---------------------------------------------------------------------------------------------------------------
Consolidated Revenues                                               $ 27,547                          $ 13,489
---------------------------------------------------------------------------------------------------------------

Consolidated Total Assets
June 30,                                                                2006                              2005
---------------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                $ 84,227                          $ 57,967
Elimination of intersegment assets                                   (30,716)                          (20,989)
---------------------------------------------------------------------------------------------------------------
Consolidated Total Assets                                           $ 53,510                          $ 36,978
---------------------------------------------------------------------------------------------------------------

Consolidated Revenues
For the three months ended June 30,                                     2006                              2005
---------------------------------------------------------------------------------------------------------------
Total revenues for reportable segments                              $ 10,333                          $  7,674
Elimination of intersegment revenues                                     (99)                                -
---------------------------------------------------------------------------------------------------------------
Consolidated Revenues                                               $ 10,234                          $  7,674
---------------------------------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

         All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

Recent Developments

         In April we completed a private placement of Units raising $8,000. The Units offered in the private placement consisted of two shares of restricted common stock and a warrant to purchase an additional share of common stock at an exercise price of $5.00. The warrant contained in each Unit is immediately exercisable and has a three-year term. The price per Unit was $8.00. The funds raised in the offering will be used to fund development of our marine base and to acquire vessels and seismic equipment.

         On April 28, 2006 the Environmental and Social Impact Assessment submitted by the Company in connection with its preliminary design for its marine base was awarded final approval by the Ministry of Environmental Protection of the Republic of Kazakhstan. We are now proceeding with the final design of the marine elements of the construction project and tender packages have been issued. We anticipate construction to commence in October 2006, with final completion and hand-over in April 2008. This schedule is dependant upon receipt of approval for the main project financing packages, which we believe will occur in September 2006.

         During June the fleet associated with the State Geophysical Survey of the Republic of Kazakhstan came on charter in preparation for mid-August commencement target of the seismic acquisition program.

         In June we sold one of our shallow draft landing craft supply vessels, the Caspian Yelena. We purchased the vessel in September 2001. In October 2004 the vessel completed a three-year charter with Agip KCO. Since that time, utilization of the Caspian Yelena has been marginal owing to the vessel's maneuverability characteristics. The vessel was purchased for $2,375 and sold for $1,868 less agents' fees.

Business Review

         During the third fiscal quarter of 2006, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
----------------------------------------------------------------------------------------------------------

                                                  Third Quarter                     Nine Months
                                                  -------------                     -----------
                                                                    %                                %
                                        2006          2005       Change     2006        2005      Change
                                        ----          ----       ------     ----        ----      ------
VESSEL OPERATIONS
Operating Revenue                   $    3,112     $   2,417        29%    $ 7,187    $  5,431       32%
Pretax Operating Income/(Loss)(1)   $   (2,187)    $      35     6,348%    $(4,199)   $ (1,978)     112%


GEOPHYSICAL SERVICES
Operating Revenue                   $    6,819     $   4,961        37%   $19,522     $  7,320      167%
Pretax Operating Income/(Loss)(1)   $    1,576     $   2,279        31%   $ 5,314     $  2,412      120%

INFRASTUCTURE DEVELOPMENT
Operating Revenue                   $      303     $     296         2%   $   838     $    738       14%
Pretax Operating Income/(Loss)(1)   $     (136)    $      (1)   13,462%   $  (302)    $   (131)     130%

CORPORATE ADMINISTRATION
Operating Revenue                   $        -     $       -       n/a    $     -     $      -      n/a
Pretax Operating Income/(Loss)(1)   $     (217)    $    (296)       27%   $  (405)    $   (424)       5%

--------
1 Pretax operating income/(loss) represents income before taxes and minority interest.

Three months ended June 30, 2006 compared to the three months ended June 30,
2005

Revenue

         Total revenue during the three months ended June 30, 2006 was $10,235 compared to $7,674 during the three months ended June 30, 2005, an increase of 33%. Total operating expenses increased by $5,448 or 97% to $11,055 in the three months ended June 30, 2006 compared to the same period ended June 30, 2005. During the third fiscal quarter 2006 we realized a loss from operations of $820 compared to income from operations of $2,067 during the third fiscal quarter of 2005. Net loss during the three months ended June 30, 2006 was $1,593 compared to net income of $ 1,839 during the same period 2005.

         Revenue from vessel operations of $3,112 during the third fiscal quarter 2006 increased 29% compared to the third fiscal quarter 2005. Vessel revenue less vessel operating costs during the quarter ended June 30, 2006 was ($555) compared to $860 during the quarter ended June 30, 2005.

         During the three months ended June 30, 2006 revenue from geophysical services was $6,819 an increase in revenue of 37% compared to the three months ended June 30, 2005. Geophysical services revenue less costs of providing geophysical services during the three months ended June 30, 2006 was $3,577 compared to $3,048 during the three months ended June 30, 2005.

         Infrastructure revenue of $303 increased 2% year-on-year. Revenue from Infrastructure less costs of product sold was $16 during the quarter ended June 30, 2006 compared to $124 during the quarter ended June 30, 2005.

         The corporate administration segment of our business refers primarily to the administration of our corporate affairs in Kazakhstan and the United States and may include executive officer compensation and marketing, accounting and legal services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $217 during the third fiscal quarter 2006 compared to $296 during the third fiscal quarter 2005.

         Vessel Operations

         As discussed above, third fiscal quarter revenue from vessel operations of $3,112 increased 29% year-on-year. The increase in operating revenue in the third fiscal quarter 2006 was primarily attributable to the fact that the Saipem pipeline contract commenced in December 2005. Pursuant to this contract we provide Saipem five vessels.

         During the third fiscal quarter we realized a pretax operating loss of $2,187 compared to pretax operating income of $35 during the third fiscal quarter 2006 as vessel operating costs increased $2,110 or 136% compared to the three months ended June 30, 2005. This increase is primarily the result of increased vessel rental rates we pay to Rederij Waterweg. Of the eleven vessels in our fleet, four are owned by Rederij Waterweg. Pursuant to our agreement with Rederij Waterweg we pay them a day rate for the vessels they own. During the three months ended June 30, 2006, vessel rental costs increased $595, which accounted for 28% of the increase in our vessel operating costs compared to the three months ended June 30, 2005, when we had only one Rederij Waterweg vessel in our fleet. While it costs us more to operate the Rederij Waterweg vessels than to operate our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg's large fleet of shallow draft vessels. This relationship makes it possible for us to provide turnkey solutions to clients that require a variety of vessels.

         In June 2006, we also chartered four laying vessels and a seismic energy source vessel from Kazaskhcaspishelf, JSC, on a short-term basis to satisfy the requirements of Veritas Caspian in connection with the fulfillment the State Geophysical Survey of the Republic of Kazakhstan.

         Other factors that have contributed to the increase in our vessel operating costs during the third quarter of fiscal 2006 include the increased size of our vessel fleet and increasing fuel costs in the Republic of Kazakhstan. Fuel costs accounted for $116, or 6% of the increase in our vessel operating costs. The structure of an increasing number of our vessel charters require us to provide fuel for our vessels. These costs are then reimbursed to us by the client. As a result of this change we may incur fuel expenses in one quarter that may not be reimbursed to us until a subsequent quarter.

         During the 2006 fiscal quarter we also realized less revenue than anticipated as a result of delays in the operational start of one of our major clients. This resulted in us receiving seasonal standby rates longer than expected during the quarter. While the contract provides for a minimum number of operating days over the two-year term of the contract, the delay has caused a shift in revenues to later quarters, resulting in less operational revenue during the three months ended June 30, 2006.

         As of the date of this report all eleven vessels we operate are under charter. Nine of the eleven vessels are under long-term charter until the end of the 2007 work season. The other two vessels, the Caspian Dinara, an accommodation vessel,, and the Caspian Maria, a multi-purpose utility vessel, are on charter through the end of this current work season. We are in negotiations for follow on work with another party to charter these vessels. As a result of increasing demand and a scarcity of suitable vessels, charter rates in general in the region are escalating. In some instances we have been able to negotiate rate increase of up to 30%.

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

         Revenue from Geophysical Services and costs of geophysical revenue increased 37% and 69% respectively during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. These increases are the result of several factors.

         With the acquisition of the controlling interest in Kazmorgeophysica in the current fiscal year, we are able to consolidate the financial results of Kazmorgeophysica in the current fiscal quarter. Kazmorgeophysica realized revenue of $2,643 during the third fiscal quarter 2006. We were unable to consolidate the financial results of Kazmorgeophysica during the third quarter 2005.

         As a result of new contracts, TatArka's business grew in the third fiscal quarter 2006 compared to the same fiscal quarter 2005. As TatArka's business continues to mature and expand, we anticipate revenues to be more consistent and less volatile.

         With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2006 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue and the costs of providing geophysical services will continue to increase in upcoming quarters.

         As of the date of this report the Veritas Caspian non-proprietary 2D survey has completed the mobilization phase and is targeting acquisition production to commence in mid August. The initial program will be 660 linear kilometers over the highly prospective Chagala block.

         Infrastructure

         Revenue from Infrastructure, which was primarily attributable to water desalinization, increased from $296 to $303, or by 2% during the three months ended June 30, 2006 compared to the same three month period ended June 30, 2005. During the three months ended June 30, 2006, however, costs related to infrastructure increased 67% as a result of increased costs related to the production of water, particularly increased payroll costs and costs of chemicals and electricity. Exchange rate fluctuation also contributed to the increase in cost of water production. Our water production costs are fixed in Kazakh Tenge. During the quarter the U.S. Dollar weakened against the Kazakh Tenge.

         Corporate Administration

         During the quarter ended June 30, 2006 net loss from corporate administration was $216 compared to $296 during the quarter ended June 30, 2005. This decrease in net loss is mainly attributable to decreased compensation and travel expenses incurred in connection with a private placement of our equity securities in the 2005 fiscal quarter. Corporate administration realized no intersegment revenue during the third fiscal quarter of 2006 and 2005, respectively.

Consolidated Results

         Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $1,673, or 116%, for the quarter ended June 30, 2006, compared to the same period ended June 30, 2005. The primary contributing factors to the increase in general and administrative expense were consolidation of Kazmorgeophysica and increased VAT expense incurred in TatArka. These increases were partially offset by a decrease in marketing expenses. We expect general and administrative expenses will increase in upcoming quarters as a result of hiring additional officers and administrative personnel.

         Depreciation

         Depreciation expense increased by $220 or 42% to $747 during the third fiscal quarter 2006 compared to the same quarter 2005. This increase in depreciation is primarily attributable to the consolidation of Kazmorgeophysica and the acquisition of seismic equipment by Tatarka and a new vessel acquired by Caspian during the first quarter 2006, which was put into operations in the third quarter. We expect depreciation expense will continue at higher rates in the current fiscal year as compared to the 2005 fiscal year.

         Interest Expense

         Interest expense increased from $56 during the third quarter 2005 to $109 during the third quarter 2006. During March and April 2006 TatArka borrowed $2,580 from a local bank. The increase in interest expense is the result of the increased debt load we carried during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We expect interest expense to decrease until such time as we borrow additional funds for real estate development, which we anticipate will occur after the end of our 2006 fiscal year.

Nine months ended June 30, 2006 compared to the nine  months ended June 30, 2005

Revenue

         Total revenue during the nine months ended June 30, 2006 was $27,548 compared to $13,489 during the nine months ended June 30, 2005, an increase of 104%. Total operating expenses increased by $13,990 or 107% to $27,013 in the nine months ended June 30, 2006 compared to the same period ended June 30, 2005. During the nine month period ended June 30, 2006, we realized income from operations of $535 compared to income from operations during the same period 2005 of $466. Net loss during the nine months ended June 30, 2006 was $3,124 compared to a net loss during the same period 2005 of $377.

         Income taxes are the significant contributing factor to our realization of a net loss during the nine months ended June 30, 2006. Income tax of $1,871 was accrued in TatArka and Kazmorgeophysica based on profit generated in the nine months ended June 30, 2006. Deferred income tax expense was estimated for TatArka and Kazmorgeophysica in the amount of $1,098. This resulted in total income tax, including current and future income tax accrued, in these two entities of $2,969.

         Revenue from vessel operations of $7,187 during the nine months ended June 30, 2006 increased 32% compared to the nine months ended June 30, 2005. Vessel revenue less vessel operating costs during the nine month period ended June 30, 2006 was ($846) compared to $1,006 during the nine months ended June 30, 2005.

         During the nine months ended June 30, 2006 revenue from geophysical services was $19,522, with revenues less cost of revenues totaling $10,550. By comparison, during the nine months ended June 30, 2005 revenues from geophysical services was $7,320 and revenues less cost of revenues equaled $4,487.

         Water Desalinization revenue of $838 increased 14% year-on-year. Revenue from water desalinization less cost of product sold was $362 during the nine months ended June 30, 2006 compared to $326 during the nine months ended June 30, 2005.

         The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $405 during the nine months ended June 30, 2006, which represents a 5% decrease in pretax operating loss compared to the nine months ended June 30, 2005.

         Vessel Operations

         As discussed above, revenue for the nine months ended June 30, 2006 increased 32% year-on-year, primarily as a result of the commencement of the Saipem, Agip and Veritas Caspian contracts.

         Vessel operating costs during the nine months ended June 30, 2006 were $8,033 compared to $4,425 during the nine months ended June 30, 2005. Pretax operating loss of $4,199 during the nine months ended June 30, 2006, was 112% greater compared to the nine months ended June 30, 2005. As discussed above, these increases in vessel operating costs and pretax operating loss were primarily attributable to the increased size of our fleet, the increase in the number of vessels we operate under our agreement with Rederij Waterweg, increasing fuel costs and the cost of transporting, crewing and maintenance of our landing craft vessel, Caspian Yelena, awaiting sale in the United Arab Emirates. During the nine months ended June 30, 2006, we also incurred approximately $100 in vessel certification costs to certify our vessels with ISM and ISPS. We did not incur similar expenses during the nine months ended June 30, 2005.

         One of our major clients delayed the operational start of their project which resulted in lengthened seasonal standby this year. While the contract provides for a minimum number of operating days over the two year term of the contract, the delay has caused a shift in revenues to later quarters, resulting in less operational revenue during the first nine months of fiscal 2006.

         Owing to the seasonal nature of vessel operations in the NE Caspian, July through to October is typically the best performing period of the year. We expect significantly increased earnings during the fourth quarter.

         Geophysical Services

         As we did not acquire a controlling interest in Kazmorgeophysica until the beginning of the current fiscal year, we were unable to consolidate the results of Kazmorgeophysica operations into our financial statements during the 2005 fiscal year. It is important to keep this in mind when comparing the results of our geophysical operations from fiscal 2005 to fiscal 2006. During the nine months ended June 30, 2006, we realized revenue from geophysical services of $19,522 and costs of geophysical revenues of $8,972. By comparison, during the nine months ended June 30 2005, we realized revenue from geophysical services of $7,320 and costs of geophysical revenues of $2,833.

         During the nine months ended June 30, 2006 we realized pretax operating income of $5,314 or 120% increase compared to the nine months ended June 30, 2005.

         Like our vessel operations, our ability to provide seismic data acquisition services is directly impacted by weather conditions in the Caspian Sea region. During the current fiscal year TatArka and Kazmorgeophysica have also been expanding their service area to enable them to provide services in areas of the Caspian Sea that do not freeze over in the winter. We anticipate this will lengthen the work seasons for TatArka and Kazmorgeophysica.

         Water Desalinization

         Revenue from water desalinization increased 14% while costs increased 16% during the first nine months quarter of 2005 compared to the first quarter of 2004. The increase in revenues is the result of increased demand for water arising from increased activity in the port of Bautino. We anticipate revenue from water sales will continue at a higher rate in 2006 as compared to 2005.

         Corporate Administration

         During the nine months ended June 30, 2006 net loss from corporate administration was $405 compared to $424 during the same period of 2005. This decrease in net loss is attributable to a reduction in travel and entertainment expenses during the nine months ended June 30, 2006. Corporate administration realized intersegment revenue of $0 and $120 during the nine months ended June 30, 2006 or 2005.

Consolidated Results

         Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $3,237, or 75%, for the nine months ended June 30, 2006, compared to the same period ended June 30, 2005. The primary contributing factors to the increase in general and administrative expense were the consolidation of Kazmorgeophysica, increased VAT expense incurred in TatArka, which was partially offset by decreased marketing expenses. We expect general and administrative expenses will increase in upcoming quarters as a result of hiring additional officers and administrative personnel.

         Depreciation

         Depreciation expense increased by $941 or 90% to $1,983 during the nine months ended June 30, 2006 compared to the same period 2005. This increase in depreciation is primarily attributable to the consolidation of Kazmorgeophysica and the acquisition of seismic equipment by TatArka, and a new vessel acquired by Caspian during the first quarter 2006 and involved into operating activity in the third quarter. We expect depreciation expense will continue at higher rates in the current fiscal year as compared to the 2005 fiscal year.

         Interest Expense

         Interest expense decreased from $711 to $251 in nine months ended June 30, 2006, compared to the first nine months ended June 30, 2005. The decrease in interest expense is the result of the decreased debt load we carried during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. We expect interest expense to remain fairly constant or decrease until such time as we borrow additional funds for real estate development, which we anticipate will occur after the end of our 2006 fiscal year.

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

         The following table provides an overview of our cash flow during the nine months ended June 30, 2006 and 2005.

                                                     Period ended June 30,
                                                    2006             2005
                                                -----------       ---------

Net cash used in operating activities             $(9,095)        $ (4,985)
Net cash used in investing activities                (923)          (5,018)
Net cash provided by financing activities          10,340           10,460
Effect of exchange rate changes on cash               362               73
                                                  -------         --------
Net Change in Cash                                $   683         $    530
                                                  =======         ========

         During the nine months ended June 30, 2006, net cash used in operating activities was $9,095. This increase in net cash used in operating activities is the result of several factors. During the current fiscal year we used cash from operating activities to pay compensation increased due to hire of new officers, tax liabilities and repay debts to suppliers.

         During the nine months ended June 30, 2006, net cash used in investing activities was $923, compared to $5,018 during the nine months ended June 30, 2005. During the current fiscal year, cash has primarily been used to acquire equipment and marine base design. Proceeds of $1,868 were received from the sale of Caspian Yelena to an unrelated third party.

         Net cash provided by financing activities during the nine months ended June 30, 2006 was $10,340. This consisted primarily of $7,922 raised through the sale of our common stock and $5,229 from the issuance of debt, which was partially offset by principal payments on notes payables.

Summary of Material Contractual Commitments

(Stated in thousands)
-----------------------------------------------------------------------------------------------------
                                                                Payment Period
                                             --------------------------------------------------------
Contractual Commitments                       Less than                                    After
                                      Total    1 year       2-3 years     4-5 years        5 years
Long-Term Debt                      $ 1,936    $   517        $1,419       $     -          $  -
Operating Leases                        435        435             -             -             -
Long-Term Debt - Related Party          517        517             -             -             -

Financing

         During the nine months TatArka borrowed $5,080 and repaid $3,200 from a local bank and Bauta borrowed $56 and repaid $57.

         During the second quarter 2006 we commenced a private placement of our equity securities, which was concluded in April 2006. Total cash received was $8,000 less offering cost.

Off-Balance Sheet Financing Arrangements

         As of June 30, 2006 we had no off-balance sheet financing arrangements.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2005, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

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

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

         No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended June 30, 2006.

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

         Based on our due diligence investigation, on April 10, 2006, we determined that we would not seek to engage in a larger private offering. On April 10, 2006, we accepted the subscription agreements of three parties for an aggregate of 1,000,000 Units and total proceeds of $8,000,000 and closed the private offering. Firebird Global Master Fund, Ltd., purchased 625,000 Units, Firebird Avrora Fund, Ltd., purchased 250,000 Units and Firebird Republics Fund, Ltd., purchased 125,000 Units. Each of these Firebird funds was a shareholder of the Company prior to this private placement. As of March 31, 2006, we had collected $5,000,000 with a subscription receivable for $3,000,000.

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

         From the total proceeds of $8,000,000 offering expenses of $100,000 were deducted. Offering expenses include such item as legal and accounting costs. None of these expenses were paid directly or indirectly to any officer, director or greater than 10% shareholder of the Company.

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

                                                CASPIAN SERVICES, INC.



August 14, 2006                                  /s/ Laird Garrard
                                                -----------------------
                                                Laird Garrard,
                                                Chief Executive Officer



August 14, 2006                                   /s/ Maksuda Sunnatova
                                                -----------------------
                                                Maksuda Sunnatova,
                                                Chief Financial Officer