Form 10KSB
period 2006-09-30
CASPIAN SERVICES INC
filed 2007-01-16
CIK 1093430

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-33215

CASPIAN SERVICES, INC.

(Name of Small Business Issuer in its charter)

NEVADA	87-0617371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

257 East 200 South Suite 340, Salt Lake City, Utah	84101
(Address of principal executive Offices)	(Zip Code)

Issuer’s telephone number: (801) 746-3700

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenue for its most recent fiscal year was approximately: $43,043,000.

The aggregate market value of the issuer’s voting and non-voting common equity as of December 18, 2006, held by non-affiliates of the issuer based on the price at which shares were sold on that date, was approximately: $70,933,181.

As of December 18, 2006, issuer had 42,068,735 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.	Yes ☐	No ☒

Documents incorporated by reference: none

PART I

Forward Looking Statements

Certain statements contained herein including, but not limited to those relating to our negotiations for future charters and work contracts including future potential revenue, future expenses, changes in the composition of our vessel fleet, future growth of our vessel fleet, plans for development of the marine base, our ability to obtain future governmental approvals, expansion of our operations, future equipment acquisitions, our ability to generate additional work, future demand for oil and gas, future commodity price environment, forecasts of the quantity and recoverability of oil and gas reserves in the Kazakhstan sector of the Caspian Sea, managing our asset base, integration of new technology into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipates” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy that involve risk and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1. Description of Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada on July 14, 1998. On February 28, 2002 we entered into an Agreement and Plan of Reorganization whereby we acquired all of the issued and outstanding shares of Caspian Services Group Limited, (“Caspian”) in exchange for 27,089,700 restricted common shares of the Company. Caspian became our wholly owned subsidiary and the Caspian shareholders assumed the controlling interest. The shareholders of both companies approved the Agreement. Since our acquisition of Caspian, we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan.

To enhance the range of oilfield services we provide to our clients, in May 2004 we acquired 100% of the outstanding interests in TatArka LLP (“TatArka”) and a 50% non-controlling interest in Kazmorgeophysica CJSC (“Kazmorgeophysica”). In September 2005 we increased our ownership interest in Kazmorgeophysica to 51%. Through TatArka and Kazmorgeophysica, we are able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

In July 2005 we changed the Company’s name from EMPS Corporation to Caspian Services, Inc., to better reflect the nature of our business in providing a range of oilfield services in the Caspian Sea region of western Kazakhstan.

Recent Developments

The geophysical services sector of our business Caspian Geophysics Ltd., (“Caspian Geophysics”) took delivery of additional seismic recording and acquisition equipment in the form of a new 1,200 channel Sercel 408 UL system and five new seismic source vehicles. This complements the existing equipment to provide the potential to field two distinct land seismic operational crews. Although ostensibly for use on land, the new recording system is able to operate in the very shallow water transition (between land and sea) zone areas. This will enable us to provide a greater suite of services to the industry.

We recently also purchased a new 800 channel Fairfield radio telemetry buoy system for marine data acquisition. This system is versatile and portable and can be used in areas of difficult terrain such areas of dense reed cover, rivers as well as shallow open water areas. The system is currently being utilized to conduct a seismic survey on an inland lake.

In June 2006, Veritas Caspian LLP, a joint venture between Kazmorgeophysica and Veritas DGC Ltd., began the first work program for the seismic data library project in the Kazakh sector of the Caspian Sea. The 2006 work program was successfully completed in November 2006. The 2007 work plan is currently under discussion with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan.

In August of 2006 we delivered our new high speed aluminum crew boat (“Caspian Raushan”) to Veritas Caspian. The boat is 33 meters long and capable of transporting up to 54 passengers and 35 tons of cargo at speeds of up to 20 knots. The vessel will be used to efficiently transport the seismic crew personnel and equipment to and from the port of Bautino to the survey area, and also to move personnel and equipment – vessel to vessel - within the survey area itself.

We continue with development plans for our marine base in Bautino Bay. We had anticipated construction to begin in October 2006, however, as a result of prolonged funding negotiations, and taking into consideration winter weather conditions in Bautino Bay, we now expect construction to commence in early 2007, with final completion in March 2009. We anticipate the cost to construct the marine base will be approximately $70 million. We plan to achieve this funding through a combination of debt financing in the amount of $49 million and equity financing in the amount of $21 million.

Balykshi LLP, a wholly-owned subsidiary of our wholly-owned subsidiary Caspian Real Estate has entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24 million. We are also negotiating an equity stake in Balykshi with the EBRD in the amount of $6 million. In addition, Balykshi is negotiating a $25 million debt facility with Halyk Savings Bank of Kazakhstan. We expect those negotiations and any agreement on financing to occur during our second fiscal quarter 2007. A pre-condition to funding of the EBRD loan and of the other potential financing transactions discussed herein is the requirement that we must first fund Balykshi with $15 million for the marine base project.

On January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino Development Company (“Bautino”) to sell our 50% interest in Bautino for $3,000,000. We anticipate this transaction will be completed during our second fiscal quarter. This agreement has no affect on the terms of the $1.1 million note Bautino owes to us, as discussed in Note 8 to the Financial Statements.

Currently our common stock is traded on the OTC Bulletin Board in the United States under the symbol CSSV. In mid 2006, we decided to seek a listing on AIM, the junior exchange of the London Stock Exchange. We have made significant progress in meeting the listing requirements of AIM. We anticipate securing a quotation during the 2007 calendar year. We also anticipate raising capital concurrent with the quotation through an equity offering. Proceeds from this offering would be used for capital expenditures including the marine base facility and vessel and equipment acquisitions to be deployed in the Veritas Caspian seismic data project.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Caspian Sea. Our business focuses on three principal areas – Offshore Marine Services which are provided by our fleet of vessels; Geophysical Services and Infrastructure Development, including water desalinization. We have three wholly-owned subsidiaries, all of which are British Virgin Island companies, Caspian Services Group Limited, Caspian Geophysics Limited and Caspian Real Estate Limited. Caspian is responsible to oversee the offshore marine services provided by our vessel fleet. Caspian Geophysics is responsible for overseeing our geophysical services operations. Caspian Real Estate oversees our infrastructure development efforts. The following diagram sets forth the Company’s subsidiaries and our percentage ownership interest in each entity:

Caspian Services, Inc.
100%
100%
100%
Caspian Services Group Limited
Marine Services
Caspian Geophysics Ltd.
Geophysical Services
Caspian Real Estate Ltd.
Infrastructure Development
100%
51%
56%
50%
100%
TatArka LLP
Onshore seismic surveys
Kazmorgeophysica CJSC
Offshore geophysical works
CJSC Bauta
Desalinization Plant
Bautino Dev. Co. LLP
Hotel Services
Balykshi LLP
Real Estate Holdings
50%
Veritas Caspian LLP
State Geophysical Survey (Joint Venture)

Kazakhstan

Until 1991, Kazakhstan was one of 15 independent republics that comprised the former Soviet Union. It has chosen to align with Russia and 12 of the former republics in the Commonwealth of Independent States (“CIS”), a union of economic and political cooperation. Upon independence, Kazakhstan embarked on a course of political and monetary reforms that has resulted in the development of a market economy. Kazakhstan’s economic prospects are strong mainly due to continued strength in world oil prices and major oil finds in the Caspian Sea region as well as the continued development of oil production and export capabilities.

Kazakhstan rests upon a large hydrocarbon basin. This basin is estimated to contain approximately 26 billion barrels of oil in place and two trillion proven cubic meters of gas in place. Kazakhstan produces an average of 1.3 million barrels of oil per day (“bopd”), which is expected to increase to as much as 3.5 million bopd by 2015.

The Pre-Caspian and Pre-Salt Basins have hosted several large world-class discoveries including the Tengiz, Karachaganak and Kashagan fields. Many major western oil & gas exploration and production companies and national oil companies operate in Kazakhstan.

Petroleum Industry in Kazakhstan

Kazakhstan is an area of significant investment activity for the international oil and gas industry. Kazakhstan’s proven reserves rank among the top 15 countries in the world with over 180 producing oil fields and up to 26 billion barrels of reserves. In 2005, oil production was approximately 1.3 million bopd, of which nearly 1.0 million bopd was exported.

The entire former Soviet Union region has seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves. Between 2003 and 2015, approximately 20.6 billion USD is expected to be invested in Kazakhstan’s offshore oil industry. To date, a significant percentage of the investment in Kazakhstan has been focused in the oil, gas and mineral industries. This includes investment in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, the Karachaganak field, with an estimated 8-9 billion barrels of oil and gas condensate reserves and the Kashagan field with 7-9 billion barrels of recoverable reserves.

The oil industry in Kazakhstan has been codified in the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental. The industry is regulated by the Ministry of Energy and Mineral Resources, which administers all contracts, licenses and investment programs. The Ministry of Energy and Mineral Resources has been through several stages of consolidation since the country’s independence in late 1991. The government has been merging various regional governmental agencies previously handling the extraction and transportation sectors of the industry into one consolidated entity to eliminate the bureaucracy and provide for more efficient management of the country’s natural resources. Kazmunaigas, the national oil and gas company, had taken on more of an ownership of state assets role in the oil and gas industry and was charged with managing those assets on behalf of the government. The newly established national holding company, Samruk, now has superseded that role with the state share in Kazmunaigas being under the management control of Samruk. Kazmunaigas still maintains its involvement with international consortia (Kashagan, Karachaganak, Tengiz, etc.)

Offshore Marine Services Industry

Our fleet customers employ our vessels to provide services to support oil and gas exploration activities, as well as, construction of the necessary infrastructure to pursue development and production of successful exploration projects. This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel.

The Offshore Marine Services industry is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Each of the major worldwide geophysical offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, environmental sensitivity, seasonality and vessel design suitability restrict migration of vessels between regions. The effect of these restrictions on vessel migration has segmented various regions into separate markets.

Vessel Fleet

Through our subsidiary, Caspian, we currently operate a fleet of eleven specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. Caspian owns one accommodation/work barge, the “Baskunchak.” This vessel is used to provide accommodation and food services to personnel working on offshore production platforms, artificial islands, and rigs. The Baskunchak can house up to 64 client personnel and 17 crewmembers. The Baskunchak also has a heli-deck.

Caspian owns a self-propelled accommodation vessel, the “Caspian Dinara.” This vessel is used to transport and provide accommodation and catering services to personnel engaged in offshore exploration, construction and production. The Dinara can house up to 59 client personnel and 15 crewmembers.

Caspian owns one shallow draft landing craft supply vessel, the “Caspian Maria.” Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by their shallow draft, roll on-roll off cargo handling capabilities, large hauling capacity of approximately 1,000 tons and versatility. These vessels are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions.

Caspian owns one shallow draft multi-purpose supply and tugboat, the “Caspian Eva.” The Caspian Eva is suitable for a variety of applications including towing/pushing operations and supply and survey work.

Caspian also owns a 45 meter shallow draft multi-purpose utility/survey vessel, the “Caspian Galiya.” This vessel has accommodation facilities for up to 28 client passengers and 12 crewmembers and a back deck area of 170 square meters for the deployment of survey equipment. The Caspian Galiya is equipped with electric bow thrusters, making it a highly maneuverable vessel.

Caspian owns a new high-speed aluminum crew boat, the “Caspian Raushan”. This vessel is a 33 meter boat capable of transporting up to 54 passengers and 35 tons of cargo at speeds up to 20 knots.

Caspian also owns one Multicat / Anchor Handling Tug (“MUC”) the “CS Carmen”. In addition to anchor handling capabilities, the CS Carmen is equipped with a crane and deck to allow for light equipment handling and deployment. The CS Carmen is also capable of towing and pushing small tonnage up to 9.5 tons.

Under an agreement with Rederij Waterweg, B.V., a Dutch shipping company, Caspian operates a second MUC, the CS Marina; a multi-purpose survey vessel, the Coastal Bigfoot; and two tugboats the Sara Maatje Elf and Sara Maatje XII. These vessels are owned by Rederij Waterweg and operated by Caspian. Pursuant to an agreement with Rederij Waterweg, Caspian charters these vessels, provides the crew, operates the vessel and pays Rederij Waterweg a day rate for the vessels.

The Sara Maatje Elf is a supply vessel built for shallow and coastal waterworks. Because of her unique hull design she is capable of beaching with maximum cargo. She is fitted with the latest navigation and communication systems and offers spacious accommodations including a hospital, offices and large messroom.

The Sara Maatje XII is a uniquely designed tug vessel. She is exceptionally maneuverable and due to her special construction she too can beach fully loaded.

Caspian’s fleet is time chartered to customers who charter the vessels and hire Caspian to provide all necessary staffing and support for safe and efficient operation. Vessel operating expenses are typically Caspian’s responsibility except that its customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, Caspian is paid a daily rate of hire. Caspian also provides additional support services for the Baskunchak and the Dinara. These services include:

•	Accommodation and food services for the customer’s personnel housed on the vessel;
•	Laundry and related services to the customer’s personnel; and
•	Heli-deck operations on the Baskunchak.

As future demand and funding justify, we will continue to expand our fleet. However, there are no assurances, that there will be sufficient demand in the market to justify expanding our fleet or the services we can offer. Similarly, even if there is sufficient demand, there is no guarantee that we will have sufficient funds or be able to obtain sufficient funding to finance such expansion.

As part of our strategic plan, we are developing a marine base in the port of Bautino. The base will be the home port for the Caspian fleet, as well as, a service and mooring facility for other vessel operators. A feasibility study, including an environmental impact assessment, seabed survey and engineering design works has been approved by the applicable Kazakh regulatory authorities. As discussed above, we are in final discussions with international lending agencies to fund the construction costs for the marine base facility.

Caspian’s customers are oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Currently, the CS Carmen, CS Marina, Sara Maatje XII, Sara Maatje Elf and Coastal Bigfoot have completed the first season of a minimum two season contract with Saipem, SpA.

During the 2006 fiscal year, six of our vessels were chartered to the main subcontractors (Saipem and Enka) of Agip Kazakhstan North Caspian Operating Company N.V., (“Agip KCO”) for use in oil and gas exploration and development. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies.

In addition to having a large portion of our vessel fleet chartered directly or indirectly to Agip KCO, Agip KCO is also the largest purchaser of water from our water desalinization plant, and during fiscal 2006, Agip KCO leased 60% of the rooms at the Chagala Hotel owned by our 50% subsidiary Bautino Development Company.

Our remaining five vessels were on contract to Veritas Caspian. Veritas Caspian has the exclusive rights from the Ministry of Energy and Mineral Resources to acquire seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. The first year of this multi-year project proved a resounding success with the full 660 km 2D seismic work plan being completed ahead of schedule. This allowed for the acquisition of approximately 370 km of additional 2D seismic data through the remainder of the work season. Detailed planning is now well underway for the 2007 work season, which will begin in April.

During fiscal 2006, 82% of our vessel revenue came from three clients: Veritas Caspian – 39%, Saipem – 30% and Agip KCO – 13%. We currently have a full order book for our vessels in 2007 and anticipate 100% utilization of our fleet for the full work season. Our order book for 2007 includes: Saipem S.p.A, Enka, Veritas Caspian LLP and Reservoir Exploration Technology ASA (“RXT”).

Because our fleet is chartered to a limited number of customers, the loss of any one of these customers could adversely impact our financial condition and results of operations. Given the strong demand for vessels in the Kazakh sector of the Caspian Sea during the past two work seasons, however, we believe such impact would be short-term in nature and would be mitigated by the likelihood that, given current market conditions, any released vessels could be contracted out to new customer fairly quickly. Should market demand for vessels soften, however, a loss of any of our major customers could have a more lasting detrimental effect upon our financial condition and results of operations.

Caspian’s competition varies from small regional companies to large international corporations and competition is intense. Currently, Caspian has only one local Kazakh competitor. Caspian does have to compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Offsetting its small size relative to some of its competition, Caspian believes it has an advantage over its competition because of its extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, Caspian has developed strong relationships with government authorities and other local companies. Based on its local regulatory compliance and business reputation Caspian has been able to differentiate itself from its competitors.

Geophysical Services

Through our subsidiary Caspian Geophysics, we provide onshore, transition zone and marine seismic data acquisition services to both the national oil company and independent oil and gas exploration and development companies operating in Kazakhstan and the Caspian Sea. Geophysical seismic surveys have been the primary tool or method of oil and gas exploration for over fifty years. Geophysical seismic surveying refers to the making, processing and interpreting of measurements of the physical properties of the earth for the purpose of gathering data.

Oil companies utilize geophysical services in the following ways:

•	To identify new areas of potential sources of hydrocarbons termed “reservoirs.”
•	To determine the size and structure of reservoirs.
•	To characterize reservoirs and optimize their development.

The aim of a 2D seismic survey is to provide a series of vertical inline and crossline graphical slices of the earth that are used to identify and determine the size of a hydrocarbon reservoir. A 3D survey, utilizing a very dense grid of data, provides a continuous volume (100% coverage) of high-quality subsurface data. Both the structural and stratigraphic elements are continuously represented at a resolution not attainable in 2D surveys.

Oil and gas exploration companies typically contract for geophysical services in one of two ways. First, they contract directly with the geophysical service provider. Under this format, once the survey is completed the client owns the data that is recorded. In the industry, this is termed “proprietary” work. Contracts for this type of work are structured in one of two ways. The most widely used are production contracts where we are paid for the amount of data recorded, usually counted and charged by the number of source points acquired. For any period of time that we are unable to acquire data due to circumstances outside our control, (weather for example), a standby-rate is charged to the client. The other method of contracting is based on time, where the crew can charge the time-rate for any period that the crew is technically capable and available for work.

“Non-proprietary”, “multi-client”, or “speculative” seismic surveys is the second contracting method geophysical service companies may offer. When performing services on this basis, the data is actually acquired by the geophysical service company for its own account. The geophysical service company then licenses that data to a number of clients. The high cost involved in obtaining geophysical data on a proprietary basis has prompted many clients to license data on a multi-client basis.

The geophysical industry is highly technical and the requirements and demands on acquisition and processing are continually evolving as clients seek to answer questions and understand more about their reservoirs using seismic data sets.

We intend to invest in the latest available technology to allow us to offer the kinds of solutions our clients require, both in terms of capacity; as the area develops its licensing of new acreage, and in terms of technology; as the reservoirs themselves develop and require more detailed data acquisition and analysis.

Caspian Geophyics provides geophysical services through its two subsidiaries: TatArka LLP, a wholly-owned subsidiary; and Kazmorgeophysica, CJSC, a 51% owned subsidiary.

TatArka LLP

TatArka provides 2D and 3D land seismic data acquisition services to companies engaged in onshore oil and gas exploration in the Republic of Kazakhstan. TatArka provides these services under project specific partnerships with other local service providers as required by the Republic of Kazakhstan. TatArka has held a general state license to conduct geophysical works since September 4, 2001.

TatArka employs technologically advanced geophysical equipment. As of August 2006, TatArka has a combined recording capacity of 3,600 channels, allowing it the capability to field two full crews for seismic projects where as in previous years it was limited to only one crew.

Land seismic data acquisition requires that our surveying crews mark and position with GPS the location for deployment of recording (geophones) and seismic source equipment. The recording crews use either explosives or mechanical vibrators to produce acoustic sound waves (termed “shooting”). The recording system synchronizes the shooting and captures the seismic signal via the geophones.

In comparative terms, the acquisition of onshore seismic data requires considerably less effort, and is less complex, than the acquisition of offshore seismic data. As a result, onshore seismic data acquisition services are far less expensive than offshore services.

The onshore seismic market in Kazakhstan is comparably mature and is dominated by four local companies: Kazakhstancaspishelf, Azimut, SIF Dank and TatArka.

Kazmorgeophysica CJSC

We own a 51% controlling interest in Kazmorgeophysica. Kazmorgeophysica provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea. Kazmorgeophysica has held a general state license to conduct geophysical works since May 29, 2002.

In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is growing. The first modern marine seismic survey in the Kazakhstan sector of the Caspian Sea was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea. Current expectations are that this licensing will occur in late 2007. We expect that the release of new license blocks will attract significant interest from the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services as well as additional demand for our vessel fleet.

The complexity of modern marine seismic data collection methods in this environmentally sensitive, shallow water area, and the associated cost, has meant that only large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. We believe this trend will change as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the current laws of Kazakhstan, to provide marine seismic services the service provider must meet the country’s local content requirements, either through local ownership or by partnership. The 49% owner of Kazmorgeophysica is 100% owned by Kazakh interests, which satisfies the local content requirement and gives Kazmorgeophysica an advantage over its international competitors.

Kazmorgeophysica currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and four international firms, Westerngeco, CGG, PGS and Veritas. As discussed above, the international firms are required to tender with a local partner to satisfy the local content requirements of Kazakhstan.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition services, TatArka and Kazmorgeophysica often contract with each other to provide services for their respective customers.

Kazmorgeophysica owns a 50% equity interest in Veritas Caspian LLP. Veritas Caspian contracted with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan in January 2006 to acquire seismic data, on an exclusive basis, over all of the open acreage in Kazakhstan’s sector of the Caspian Sea. This project is referred to herein as the “State Geophysical Survey of the Republic of Kazakhstan.”

We believe the Veritas Caspian data bank project is a significant step forward for the Republic of Kazakhstan in its efforts to explore for and develop its offshore Caspian Sea hydrocarbon deposits. The 2006 work program centered on the Chagala block which is located just south of the massive Kashagan discovery and just west of the equally large onshore Tengiz field. In total, 1,030 kilometers of 2D seismic data was acquired in the first year of the project. Veritas Caspian is currently in discussions with the Ministry of Energy of the Republic of Kazakhstan regarding its 2007 work plan.

The combination of existing high quality seismic data packages and licensing rounds has proven very successful in a number of locations around the globe in ensuring maximum revenues from license blocks for the State while providing a transparent and efficient system of tenders for oil companies. As the project moves forward and Veritas Caspian begins to market the seismic data collected on behalf of the Government of the Republic of Kazakhstan, we will begin to realize revenues generated through the sale of the seismic data we are gathering in connection with the State Geophysical Survey.

Infrastructure Development

Water Desalinization

CJSC Bauta

Through our subsidiary Caspian Real Estate Ltd., we own a 56% interest in CJSC Bauta (“Bauta”), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies drinking water for sale in bulk and in bottles. Bauta provides bulk water to the local community at cost under an infrastructure agreement with the local government and provides water to oilfield camps in the region. Agip KCO is the largest buyer of bulk water from the plant. Bauta also bottles and sells water in five liter and one-and-a half liter bottles. As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations, are seasonal, with most sales occurring during the work season. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region. Bauta also provides the fresh water for the Chagala Hotel.

Hotel Services

Bautino Development Company, LLP

Caspian Real Estate is also a 50% joint venture partner with the Chagala Hotel Group, in a development company, Bautino Development Company LLP, (“Bautino”). Bautino has constructed and is operating a 96-room seaside hotel. AGIP KCO is currently leasing 48 rooms under a lease agreement that expires in September 2008.

As discussed above, on January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino to sell our 50% interest in Bautino for $3,000,000. We anticipate this transaction will be completed during our second fiscal quarter. This agreement has no affect on the terms of the $1.1 million note Bautino owes to us, as discussed in Note 8 to the Financial Statements.

Atash Marine Base

In connection with our plans to build a major marine supply and support base in the port of Bautino, on November 16, 2005, through Caspian Real Estate, we acquired a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village. To acquire the real property, Caspian Real Estate acquired a 100% ownership interest in Balykshi LLP, the entity in which the property was held by its previous owners. In 2005, we completed an offshore sea bed sampling survey, environmental impact assessment study, preliminary jetty and shore site facility engineering design works and a feasibility study. These studies and surveys were all reviewed and approved by the relevant Kazakh authorities. In 2006, our Environmental and Social Impact Assessment and marine base design received final approval from the Ministry of Environmental Protection of the Republic of Kazakhstan.

We expect the cost to build the marine base will be approximately $70 million. We plan to fund these costs through a combination of debt and equity financing. On December 21, 2006, Balykshi entered into a loan agreement with EBRD for $24 million. Balykshi is also in the final stages of discussions with Halyk Savings Bank (a major Kazakh bank) to provide $25 million in debt financing for the marine base project.

We are also in final stage discussions with EBRD to make an equity investment in the marine base in the amount of $6 million. The balance of the $15 million will be provided to Balykshi from the Company. Currently, we do not have $15 million to invest in the marine base. We anticipate raising these funds through the sale of our equity securities in connection with the AIM listing we are seeking. However, we have no current commitment from any party to purchase our equity securities or to assist us in selling our equity securities. Moreover, we have no commitment from AIM that our securities will be approved for quotation on AIM. Additionally, funding of the loan between EBRD and Balykshi, possible equity financing from EBRD and any debt financing from Halyk Savings Bank is contingent upon the Company first providing $15 million in funding to Balykshi to fund marine base development. Our failure to provide the $15 million would result in Balykshi not receiving the necessary funding to meet its current capital expenditure plans for the marine base, which would directly and materially impact our ability to move forward with construction of the marine base facility.

Assuming we can secure funding, we expect construction to begin in late April or early May 2007. We expect the initial phase of the marine base facilities, including dredging,

breakwater, wharf front and general site area to be completed and functional by December 2007, with final completion of the base occurring by March 2009.

Through the marine base we will offer a full range of services, not only to our own fleet, but also to other vessel fleet operators in the region, as well as, to the large multi-national oil companies engaged in exploration in the region.

Currently there are approximately 75 vessels and barges supporting the Agip KCO development of the Kashagan field. This number is expected to grow significantly over the next few years as pipeline laying, pile and flares, hookup and commissioning of projects commence. The number of operating personnel requiring support offshore is expected to reach approximately 4,000 in the short term.

Bautino Bay, where the Atash Marine Base will be located, is approximately 1.8 km across from east to west and “open” to the Caspian Sea to the north. A public road, public electricity and landline telephone utility infrastructure run parallel to the property. No other utility infrastructure (water, sewage, heating, etc.) exists in the vicinity of the property.

Once completed, we plan to offer the following offshore facilities and services:

o	Service jetty and moorings
o	Loading and off-loading facilities
o	Slipway – vessel hauling facilities
o	Breakwater protection
o	Long-term berths
o	Crew transfer berth
o	Main wharf area

We also plan to offer the following onshore facilities and services at the marine base:

o	Marine maintenance facilities
o	Warehousing
o	Base offices
o	Transit lounge
o	Fully integrated marine base command and control facilities
o	Fully integrated fuel distribution system and storage facilities
o	Fully integrated water distribution system and storage facilities
o	Oily water collection and storage facilities
o	Weighbridge facilities
o	Electrical power supply and distribution system
o	Back-up electrical power generation facilities
o	Security system
o	Fire-fighting system

o	Lay-down storage area

Fuel bunkering, water export, material loading and off-loading and vessel hauling/repairs at the slipway are expected to generate a significant percentage of revenues during the operating season (mid March through mid November). Long-term berthing and vessel hauling/maintenance is expected to generate the bulk of revenue during the off-season (mid November to mid March).

Operating Risks and Insurance

Our operations are subject to various operating hazards and risks including:

o	adverse sea and weather conditions
o	mechanical failure
o	navigation errors
o	collision
o	oil and hazardous substance spills, containment and clean up
o	labor shortages and strikes
o	damage to and loss of drilling rigs and production facilities
o	war, sabotage and terrorism risks

These risks present a threat to the safety of personnel and to our vessels, cargo, equipment in tow and other property, as well as the environment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claim against us for damages due to personal injury, death, property damage, pollution and loss of business.

Our vessels are covered by Hull and Machinery Insurance, which insures the vessels for their estimated market value against damage or loss. We carry Protection and Indemnity Insurance, covering third party liability, including pollution as customary in the industry. We also carry employee liability insurance as required by local regulation.

The continued threat of terrorist activities and other acts of war, or hostility, has increased the risk of political, economic and social instability in the geographic area in which we operate. It is possible that further acts of terrorism could be directed against properties and personnel of U.S. owned companies such as Caspian. The resulting economic, political and social uncertainties, including the potential for further terrorist acts and war, could cause premiums charges for insurance coverage to increase. To date, we have not experienced any property loss as a result of political, economic or social instability, terrorism or war.

We believe that our insurance coverage is adequate. We have not experienced a loss in excess of insurance policy limits; however, there is no assurance that our liability coverage will be adequate to cover all potential claims that may arise nor can we guarantee that we will be able to maintain adequate insurance in the future at rates considered commercially feasible, especially with the current level of uncertainty in the market.

Business Risks

Oil and Gas Prices are Highly Volatile. Prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to the supply/demand relationship. High demand for crude oil and natural gas and/or low inventory levels for the resources as well as any perceptions about future supply interruptions can cause commodity prices for crude oil and natural gas to rise, while generally, low demand for natural resources and/or increases in crude oil and natural gas supplies cause commodity prices for the respective natural resources to decrease.

Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries’ (“OPEC”) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; worldwide demand for natural resources; and governmental restrictions placed on exploration and production of natural resources.

Changes in Level of Capital Spending by our Customers. Our principal customers are oil and natural gas exploration, development and production companies. Our results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can produce economically. When this market dynamic occurs, it is expected that our customers will generally reduce their capital spending budgets for offshore exploration, drilling and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

Foreign Operations

In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject us to unpredictable changes in the basic business infrastructure in which it currently operates. Therefore, we face risks inherent in conducting business internationally, such as:

o	Foreign currency exchange fluctuations or imposition of currency exchange controls;
o	Legal and governmental regulatory requirements;
o	Potential vessel seizure or nationalization of assets;
o	Import-export quotas or other trade barriers;
o	Difficulties in collecting accounts receivable and longer collection periods;

o	Political and economic instability;
o	Difficulties and costs of staffing and managing international operations; and
o	Changing tax regimes.
o	Language and cultural differences.

Any of these factors could materially adversely affect our operations and consequently its business, operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

We also face a significant potential risk of changing and potentially unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts at issue for currency law violations, as well as fines of generally 100% of the taxes unpaid. Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.

Despite the political stability in Kazakhstan, relative to the other countries in the region, our operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations

We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where its vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Moreover, the International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory. All of our vessels now comply fully with these international standards. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we may be unable to predict the future costs or other future impact of environmental, health and safety laws on its operations.

There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

Employees

The Company and its subsidiaries currently employ approximately 365 full time employees. We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan. Typically, these employment contracts are renewable for one-year terms.

Under local labor laws, all labor contracts that do not expire or are not terminated before one year are automatically (by law) extended for an undefined period. This makes it more difficult to terminate existing employees. We have managed to maintain turnover of our work force at a low level. With ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of a labor shortage.

We provide voluntary and mandatory offshore training and support qualification growth of our employees. In addition there are legislative requirements to provide a certain number of local employees per year with formal outside training. We continue to satisfy these local labor market protective measures.

We believe we have satisfactory relations with our employees. To date, neither our operations, nor the operations of any of our subsidiaries, have been interrupted by strikes or work stoppages.

Seasonality

As discussed herein, due to weather conditions in the north Caspian Sea, demand for our vessel fleet, desalinized water and transition zone and marine seismic data acquisition services is seasonal and is subject to prevailing weather conditions in the region. Typically, significant demand for these services begins in late March or early April and continues until late November. Our Business volume, however, is more dependent on oil and natural gas prices and the global supply and demand conditions for our services than any seasonal variations.

Reports to Security Holders

Our internet website can be found at www.caspianservicesinc.com. We make available, free of charge, through our website our code of ethics, annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports of Form 8-K and any amendments to those reports as soon as reasonably practicable after such information is filed with the Securities and Exchange Commission (“SEC”). The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this report.

Additionally, the public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company that may be viewed at http://www.sec.gov.

Item 2. Description of Property

Property & Facilities

Our principal executive offices are located at 9th Floor, 29/6 Satpaev Ave, Rahat Palace Hotel, Almaty, 050040, Republic of Kazakhstan. We also maintain executive offices at 257 East 200 South, Suite 340, Salt Lake City, Utah 84111 and an office in Aktau, Kazakhstan. We lease these spaces. The office in Almaty is leased for a term of 24 months ending in March 2008. The monthly rent is $9,240. The office in Salt Lake City is leased for a term of 36 months ending in February 2009. The monthly rent is currently $3,530, and increases each year at a rate of 3%. Our office in Aktau is leased from October 2006 until September 2007 at a rental fee of $15,910 per month.

As is the norm in locations such as Aktau, we rent apartments in the city for the exclusive use of our employees posted there. We have four apartments on a revolving annual lease that renews each year in January. Total rent for the four apartments is $3,000 per month.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Through Bauta, we own a 56% interest in a water desalinization plant. The Bauta facility consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space.

As discussed above, we have entered into an agreement to sell our 50% interest in a 96 room seaside hotel in the Port of Bautino, Kazakhstan.

The Bauta facility is not subject to any mortgage or lien. While our equity investment in the hotel is not subject to any mortgage or lien, the party which owns the other 50% interest in the hotel, has mortgaged their interest in the hotel.

As disclosed above in Item 1. Description of Business in November 2005, through Caspian Real Estate, we acquired a five hectare parcel of undeveloped real property. We own this property free of any mortgages or liens. The property forms the basis for the marine base facility and will be expanded, through dredging and land reclamation, to approximately 11 hectares in size upon completion of phase one of the project. The cost of the property has been included in the roughly $8 million figured disclosed as our investment to date in the marine base facility.

We acquire interests in real property to support our operations. We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.	Legal Proceedings

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates is or would be a party.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.” As of December l8, 2005, we had approximately 326 shareholders of record holding 42,068,735 common shares. Of our issued and outstanding common stock, approximately 12,391,544 are free trading, the balance are “restricted securities” as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

The published bid and ask quotations for our common stock from October 1, 2004 through September 30, 2006, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

	Bid		Ask
	High	Low	High	Low

Oct. thru Dec. 2004	$3.75	$2.25	$4.45	$3.50
Jan. thru March 2005	3.80	2.50	4.50	3.41
April thru June 2005	3.35	2.15	4.50	2.50
July thru Sept. 2005	4.75	2.00	4.95	2.75

Oct. thru Dec. 2005	$4.80	$3.00	$5.75	$4.20
Jan. thru March 2006	5.00	3.25	5.30	4.20
Apr. thru June 2006	5.25	4.55	6.00	4.60
July thru Sept. 2006	5.05	4.05	5.25	4.30

The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

We have not paid, nor declared, any dividends since our inception and do not have a present intention to declare dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that our assets exceed our liabilities and we are able to pay our debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,000,000	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,000,000	$3.00	-0-

The Board of Directors adopted and our shareholders approved the EMPS Corporation 2002 Stock Option Plan (the “Plan”) allowing us to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

On December 31, 2004, we granted options to purchase 100,000 shares each to two of our employees. The options have an exercise price of $3.00 per share. Fifty percent of the option granted to one employee vested on January 1, 2005. An additional 25% will vest on October 1, 2006, and the remaining 25% will vest on October 1, 2007. This option expires on September 30, 2009. Twenty five percent of the option granted to the second employee vested on January 1, 2005, with the remaining 75% vesting at a rate of 25% per year on October 1, 2005, October 1, 2006 and October 1, 2007. This option expires on September 30, 2010.

On August 1, 2005, we granted options to purchase up to an aggregate of 800,000 shares to certain of our officers, directors, employees and consultants as follows:

Name	# of Shares underlying Options

Marat Cherdabayev	100,000
Laird Garrard	220,000
Alexey Kotov	100,000
Mirgali Kunayev	110,000
Evgeny Kurguzkin	110,000
James Passin	25,000
Paul Roberts	110,000
Valery Tolkachev	25,000

The options vest one year from the date of grant and expire ten years from the date of grant. The options have an exercise price of $3.00 per share.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended September 30, 2006.

On September 14, 2006 Aton International, Ltd. exercised warrants granted in March 2005 to purchase 765,845 shares of our restricted common stock for $2,297,535. The shares were issued without registration pursuant to Regulation S of the Securities Act Rules.

Repurchases of Equity Securities

During our fourth fiscal quarter we did not engage in the repurchase of our own equity securities, nor did we publicly announce any repurchase plans or programs.

Transfer Agent

Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, telephone (801) 272-9294.

Item 6.	Management’s Discussion and Analysis

All dollar amounts stated in this Item 6 are presented in thousands unless stated otherwise.

During 2005 we changed our fiscal year end from December 31 to September 30. Therefore, the financial information presented in this Management’s Discussion and Analysis for 2005 is for the nine-month transition period from January 1, 2005 through September 30, 2005

(the “2005 transition period”). By comparison, the financial information disclosed herein for the 2006 fiscal year covers the twelve-month period from October 1, 2005 through September 30, 2006. Because the financial information for the 2005 transition period covers only a nine–month period compared to a twelve-month period during the 2006 fiscal year, one of the contributing factors to our increased revenues and expenses during the 2006 fiscal year as compared to the 2005 transition period is the fact that we engaged in an additional three months of operations in the 2006 fiscal year.

2006 Summary

In fiscal 2006 we experienced a 131% increase in total revenue as compared to the nine-month transition period ended September 30, 2005. Our income from operations during fiscal 2006, however, was $1,611, a 48% decrease as compared to the 2005 transition period. We realized a net loss of $1,919 or $0.05 per share compared to net income of $1,351 or $0.04 per share during the 2005 transition period. This increase in revenue is the result of several factors. The largest contributing factors to the increase in total revenue were ongoing strong demand for geophysical services and vessel operations and the acquisition of the controlling interest in Kazmorgeophysica with consolidation of its financial results in the current fiscal year. Another significant contributing factor is an overall increase in oil and gas exploration and development activities during the twelve months ended September 30, 2006 compared to the 2005 transition period. The decreases in income from operations, net income and net income per share are largely attributable to our vessel operations where several factors contributed to increase our vessel operating costs.

In the geophysical services sector with the purchase of new equipment we were able to field two new crews, thereby increasing our ability to earn increased revenue. We have increased our capacity in the geophysical services sector with the acquisition of two new recording systems and other large plant equipment. This trend will continue as we seek to purchase our own additional marine craft and recording equipment to support these operations.

While vessel operating revenue improved as several new multi-year contracts signed in 2006 resulted in increased revenue, we also experienced several events that converged to increase our vessel operating costs and negatively impact our results of operations. To fulfill the new multi-year contracts that commenced in 2006, we were required to increase the size of our fleet. This resulted in increased costs as we brought additional vessels into the Caspian Sea awaiting the commencement of operations. Compounding this problem, during fiscal 2006 one of our major customers delayed commencement of operations from April to June. This customer’s two-year tender provides for a lower winter standby day rate and a higher operational day rate. The tender also provides for a fixed total number of winter standby days and operational days over the life of the tender. Because of the delay in commencement, the customer chose to take a larger number of winter standby days during fiscal 2006 than we anticipated. This resulted in an imbalance in the anticipated revenue and costs associated with this tender during the 2006 fiscal year. Because the tender provides for a fixed number of winter standby and operational days, we should realize higher than anticipated revenue from this tender during fiscal 2007.

During 2006, we sold the Caspian Yelena, which had been underutilized during the past few work seasons. The sale of this vessel resulted in one-time costs associated with the sale, including demobilization out of the Caspian Sea and dry docking costs, with no offsetting revenue.

In 2005, we acquired real property in the Bautino Bay. During 2006, we received government approval of our feasibility plan to construct a state of the art marine base. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by December 2007, with final completion of the base occurring by March 2009. We estimate the cost to build the marine base will be approximately $70 million. As noted above, we expect to fund these costs with a combination of debt and equity financing. We anticipate debt funding in the amount of approximately $49 million will be provided by EBRD ($24 million) and Halyk Savings Bank of Kazakhstan ($25 million). We expect equity financing for the balance to come from EBRD ($6 million) and ($15 million) from the Company. We anticipate our $15 million contribution will come from proceeds expected to be raised through a proposed offering of our common stock in connection with the AIM listing we are seeking.

In fiscal 2006, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
	Twelve months ended September 30, 2006	Nine months ended September 30, 2005	% Change

VESSEL OPERATIONS
Operating Revenue	$14,444	$ 6,026	140%
Pretax Operating Income/(Loss)[1]	$(3,396)	$(1,969)	72%

GEOPHYSICAL SERVICES
Operating Revenue	$27,350	$11,778	132%
Pretax Operating Income/(Loss)[1]	$ 2,289	$ 3,734	(39%)

INFRASTRUCTURE DEVELOPMENT
Operating Revenue	$ 1,249	$ 858	46%
Pretax Operating Income/(Loss)[1]	$ (276)	$ (189)	46%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Income/(Loss)[1]	$ (535)	$ (225)	138%

_________________________

1 Pretax segment income represents income before taxes and minority interest.

Revenue

Total revenue for the fiscal year ended September 30, 2006 was $43,043 compared to $18,662 for the 2005 transition period. This increase in total revenue was largely the result of increased activity in the geophysical services sector where the delivery of additional equipment allowed us to field additional operating crews and due to increases in both the size and utilization rate of our vessel fleet during fiscal 2006. Another contributing factor was the consolidation of the financial results of Kazmorgeophysica which had geophysical service revenue of $7,327 in fiscal 2006.

Vessel revenue of $14,444 in fiscal 2006 was 140% higher compared to the 2005 transition period due to improved utilization of our fleet during fiscal 2006 resulting from the commencement of the Saipem, Agip KCO and Veritas Caspian contracts and a corresponding increase in the number of vessels in our fleet.

In fiscal 2006 geophysical service revenue was $27,350 or 132% higher than during the 2005 transition period. This significant increase is primarily the result of a significant increase in our geophysical services business during fiscal 2006 coupled with the consolidation of Kazmorgeophysica’s results of operations during the 2006 fiscal year. Geophysical revenue less geophysical costs of revenue totaled $13,709 in fiscal 2006 compared to $7,596 during the 2005 transition period, an 80% increase. During the 2006 fiscal year we invested in additional new equipment to allow us to continue to meet the growing demand in Kazakhstan and the Kazakh sector of the Caspian Sea for geophysical services.

Infrastructure revenue in fiscal 2006 of $1,249 increased 46% compared to the 2005 transition period due to increased demand for water arising from increased activity in the port of Bautino. Revenue from product sales less cost of product sold in fiscal 2006 was $602 compared to $559 during the 2005 transition period, as we continued our efforts to improve efficiency, profitability and revenue at our water desalinization plant.

The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $535 during the fiscal year ended September 30, 2006 compared to a pretax operating loss of $225 during the 2005 transition period.

Vessel Operations

The exploration and production season in the north Caspian Sea where our vessels operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations typically decreases during our first fiscal quarter and is at its lowest level during the second fiscal quarter of each fiscal year.

Vessel revenues are affected by utilization and day rates. Day rates remained fairly constant during the first part of fiscal 2006, however, due to greater demand for vessels in the latter half of the 2006 fiscal year we were able to increase the day rates for the more recent contract awards.

We experienced an increase in revenue from vessel operations during the 2006 fiscal year, as compared to the 2005 transition period. This increase was largely attributable to improved vessel utilization rates, an increased number of vessels in our fleet and improving day rates. We mobilized an additional four vessels to the Caspian Sea during fiscal 2006. This growth will continue in 2007, when we expect to mobilize three additional vessels into the Caspian Sea. This will bring the total number of vessels in our fleet to fourteen.

We expect the trend of increasing demand to continue in the upcoming year. We already have a full order book for 2007. Based on charters in place, current negotiations and anticipated increased exploration and production activities in the Caspian Sea - for which we will have to mobilize additional vessels in the upcoming year - we expect revenues and income from vessel operations to increase in fiscal 2007 as compared to fiscal 2006.

Vessel operating costs of $13,366 during the fiscal year ended September 30, 2006 were $9,108 or 214% higher compared to the nine month 2005 transition period. This increase is the result of several factors. A disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessels they own, that we operate. Currently, four of vessels in our fleet are owned by Rederij Waterweg. While it costs us more to operate these vessels than to operate our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg’s large fleet of shallow draft vessels. This relationship makes it possible for us to meet demand for vessels without incurring the significant expense of purchasing additional vessels. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies including consumables such as fuel. During fiscal 2006, we also sold our under-utilized shallow draft supply vessel, the Caspian Yelena. As a result, we realized one-time extra ordinary costs associated with the sale, including demobilization and dry-docking costs. During the early part of 2006, we had fewer vessels earning winter standby rates, as compared to the 2005 transition period, while we continued to incur costs associated with those vessels.

During December 2006, we entered into a contract with Reservoir Exploration Technology ASA, a specialized seismic acquisition company, to provide three shallow draft vessels as survey vessels for an offshore marine seismic acquisition program over the Kashagan oilfield in the North Caspian Sea. We will provide one vessel from our current fleet to fulfill the contract. The remaining two vessels will be new additions to our fleet, through our leasing agreement with Rederij Waterweg. The two new additions will be mobilized to the Caspian Sea in April 2007 and are expected to commence operations in May 2007. The contract is for an initial period of one year, with options for up to three additional one-year terms.

In addition to the above, we plan to purchase and mobilize to the Caspian Sea a dedicated shallow water survey/support vessel. This vessel will be contracted out to Veritas Caspian to assist with the “State Geophysical Survey of the Republic of Kazakhstan” project. The vessel will be fitted out with purpose-built seismic acquisition source equipment.

As a result of these anticipated additions to our fleet, we expect that vessel operating costs will continue to increase in fiscal 2007.

Geophysical Services

We also experienced a significant increase in revenue from geophysical services during the 2006 fiscal year, as revenue increased $15,572 or 132% compared to the 2005 transition period as a result of increased demand for services.

As a result of new contracts, TatArka’s business grew significantly during fiscal 2006 with revenue increasing from $8,300 to $20,078. As a result of significant demand for geophysical services, we performed much more work during fiscal 2006 than during the 2005 transition period. To take advantage of this ongoing strong demand for geophysical services, we purchased additional equipment to allow us to field extra operational crews.

TatArka and Kazmorgeophysica currently have a number of contracts in place to supply seismic acquisition services beginning at various times from March/April 2007. As of the date of this report the Veritas Caspian non-proprietary 2D survey has completed the first season of acquisition, recording 1,030 linear kilometers of 2D seismic data within the highly prospective Chagala block. With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2006 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue and costs from geophysical services will continue to increase in upcoming 2007 fiscal year.

Another factor that contributed to the increase in revenue from geophysical services was the consolidation of the results of operations of Kazmorgeophysica with our own in fiscal 2006. Because we did not acquire the controlling interest in Kazmorgeophysica until the end of September 2005, we could not consolidate Kazmorgeophysica’s results of operations with our own during the 2005 transition period. During fiscal 2006, Kazmorgeophysica realized revenue of $7,327.

Geophysical costs of revenues also increased substantially during the 2006 fiscal year. During the 2005 transition period geophysical costs of revenues was $4,182. By comparison, during fiscal 2006 Kazmorgeophysica realized costs of revenue of $3,195 and TatArka’s cost of revenue increased $6,319 to $10,501, resulting in an overall increase in geophysical costs of revenue of $9,459. As discussed above, this increase is attributable to several factors, including the consolidation of Kazmorgeophysica’s results of operations, increased payroll expenses as a result of increasing the number of our field crews from two during the 2005 transition period to four in fiscal 2006 and we increased VAT expense resulting from greater material and services costs.

With the anticipated exploration activities in the Caspian Sea region in 2007, we expect revenue and costs of providing geophysical services to increase in line with inflation as compared to revenues and costs experienced during the 2006 fiscal year. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because Kazmorgeophysica provides marine and transition zone geophysical services, its operations are more seasonal.

Infrastructure Development

During fiscal 2006, revenue from water desalinization increased 46% compared to the 2005 transition period. Revenue from water sales, less the cost of water sales increased to $602 in fiscal 2006 compared to $559 during the 2005 transition period. These increases are the result of increased demand for water arising from increased activity in the port of Bautino. The increase in operating expenses is partially attributable to the increase in operating expenses associated with the acquisition of Balykshi. Increased costs related to production of water are mainly due to increased payroll costs and costs of chemicals and electricity, resulted to increase in operating expenses. As much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, demand for water is directly affected by oil and gas exploration and production in the region. With the anticipated increases in exploration and production activities in the region, we anticipate increased revenue and income from water desalinization in 2007.

Corporate Administration

During the fiscal year ended September 30, 2006, net loss from corporate administration was $535 compared to $225 during the 2005 transition period. This increase in net loss is mainly due to increased compensation and payroll expenses.

Consolidated Results

General and Administrative Expenses

General and administrative expenses increased $4,860, or 88% during fiscal 2006 compared to the 2005 transition period. A primary contributing factor to this increase in general and administrative expense is the consolidation of Kazmorgeophysica’s general and administrative expenses, which amounted to $2,021 during fiscal 2006. Additionally we hired some new key personnel in 2006 which resulted in increased payroll and travel costs. Insurance cost also increased due to increased personnel.

While we anticipate general and administrative expenses for the upcoming year will continue to rise as we continue to expand our operations, we do not expect general and administrative expenses to increase at such a dramatic rate.

Interest Expense

Interest expense decreased 53% to $288 during fiscal 2006, compared to the 2005 transition period. The decrease in interest expense was primarily due to the fact that we fully repaid finance lease obligations as of June 30, 2006 arising from acquisition of seismic equipment.

Other Income

The significant increase in Other Income of $443 is primarily due to the sale of the Caspian Yelena to an unrelated third party for net proceeds of $1,868. The vessel had a book value of $1,489. We recognized a gain on the sale of the vessel in the amount of $379.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be undertaken. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during fiscal 2006 and the 2005 transition period.

	Twelve months ended September 30, 2006	Nine months ended September 30, 2005

Net cash provided by operating activities	$ 372	$ 1,423
Net cash used in investing activities	(11,118)	(8,151)
Net cash provided by financing activities	11,236	8,967
Effect of exchange rate changes on cash	(232)	2

Net Change in Cash	$ 258	$ 2,241

In fiscal 2006 net cash provided by operating activities was $372, compared to net cash provided by operating activities of $1,423 in the 2005 transition period. This change in cash flow from operating activities is the result of $1,919 net loss from operations in fiscal 2006, with a $2,256 increase in depreciation and amortization, $6,749 increase in accounts payable and accrued expenses, $1,817 decrease in prepaid expenses and other current assets and $983 increase in minority interest costs. These changes in net cash provided from operating activities were only partially offset by a $10,177 increase in trade and other receivables.

In fiscal 2006 we invested $13,362 in the acquisition of vessels and equipment that was partially offset by proceeds from sale of property and equipment for $1,925.

During fiscal 2006 we raised net proceeds of $9,921 through a private placement of our equity securities and advances from related parties of $1,494. We also borrowed $10,756 from related and unrelated parties. Of the funds we raised in financing activities, $7,331 was used to repay short-term debts to related parties and $3,604 was used to repay notes payable.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt	$1,760	$1,612	$148	$ -	$ -
Operating Leases	211	156	55	-	-
Total	$1,971	$1,768	$203	$ -	$ -

Financing

In February 2006, Laird Garrard, our President, loaned Caspian $517 on short-term notes. The notes bear interest at ten percent per annum. $50 was repaid in April 2006 and the balance was fully repaid in October 2006.

During our second fiscal quarter 2006 we commenced a private placement of our equity securities, which was concluded in April 2006. Total cash received was $8,000 less offering cost.

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks and repaid $700. The notes are collateralized by equipment and bear interest at 14%. In October 2006 an additional $700 was repaid. TatArka will pay an additional $1,034 every three months through March 2007.

During the fiscal year ended September 30, 2006, Bauta repaid $89 of notes payable and entered into additional notes payables for $57. The notes bear interest at 18% and are due September and December 2006.

Also, in September, 2006 Aton International exercised outstanding warrants granted in March 2005 to purchase 765,845 shares of our restricted common stock for $2,298. These funds were received by us in October 2006.

Off-Balance Sheet Financing Arrangements

As of September 30, 2006 we had no off-balance sheet financing arrangements.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates our ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective beginning October 1, 2006. The adoption of this standard is not expected to have a material impact on the consolidated financial statements for currently outstanding unvested options but may have an impact on any options issued in the future. The impact of adoption will be dependent on several factors, including but not limited to, the future stock-based compensation strategy and stock price volatility of our common stock.

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

We suggest that the Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Revenue Recognition — Vessel revenues are derived from time charter contracts of its vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

Geophysical service revenue is recognized when services are rendered and payment is reasonably assured. Direct costs are charged to each contract as incurred along with an allocated amount of indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Receivables— In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies or companies providing services to such companies. Although credit risks associated with our customers are considered minimal, we routinely review our accounts receivable balances and make adequate provisions for doubtful accounts.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2006, we reviewed our long-lived assets and determined no impairment was necessary.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on our financial statements and our respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.

Dry-docking Costs — Caspian’s vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessels for certification are deferred and amortized over the period to the next certification dry-docking, generally 54 to 60 months. Dry-docking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officers and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

On December 21, 2006 Balykshi LLP, a wholly-owned subsidiary of our wholly-owned subsidiary Caspian Real Estate entered into the main loan agreement for up to $24 million with European Bank for Reconstruction and Development (“EBRD”). Before Balykshi can begin to draw on this loan, a number of conditions must be satisfied. Among those conditions is the negotiation, drafting and execution of a number of sub-agreements called for in the main loan agreement. We anticipate drafting of these sub-agreements will be completed sometime during our second fiscal quarter. Another condition to the loan is that the Company act as a guarantor of the loan. Balykshi must negotiate and receive a loan for an additional $25 million from another lending institution. As discussed above, Balykshi is in discussions with Halyk Savings Bank of Kazakhstan to provide this additional financing. Additionally, the Company must invest more than $15 million in the marine base project.

Balykshi will have up to two years to draw down the full amount of the loan. If it does not begin to draw down on the loan within one year of the execution of the loan agreement, EBRD has the right to rescind the loan agreement. We are required to pay EBRD a front-end commission of $240,000. We are also required to pay various other fees, costs and expenses.

Balykshi will be required to repay the loan in ten equal semi-annual installments in May and November of each year. Balykshi is to begin repaying the loan commencing three years from the date of the loan agreement. The interest rate of the loan is equal to LIBOR plus a “margin” that ranges from 4.0% to 5.5% depending on the progression of marine base construction and development.

As discussed above, on January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino Development Company to sell our 50% interest in Bautino for $3,000,000. We anticipate this transaction will be completed during our second fiscal quarter. This agreement has no affect on the terms of the $1.1 million note Bautino owes to us, as discussed in Note 8 to the Financial Statements.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions they hold. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director	Age	Positions with the Company	Term Served as Director
Laird Garrard	42	Chief Executive Officer and President
John Scott	38	Chief Operating Officer
Makhsuda Sunnatova	33	Chief Financial Officer
Mirgali Kunayev	50	Chairman of the Board of Directors	Since July 2002
James Passin	35	Director	Since January 2005
Paul Roberts	50	Director	Since July 2002
Valery Tolkachev	39	Director	Since January 2005

The above individuals serve as our executive officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

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

John Scott, Chief Operating Officer. Prior to joining the Company, Mr. Scott had been employed with WesternGeco, a subsidiary of Schlumberger Ltd., since 2000. From 2000-2003 he served as the Operations Manager for WesternGeco in Kazakhstan, where he oversaw operations in Kazakhstan, Turkmenistan and Azerbijan. From 2003 to 2005 he served as the

WesternGeco Marine Business Development Manager for the Greater Caspian Region. From 2005-2006 Mr. Scott was Marine Business Development Manager for WesternGeco for the Middle East and North Africa. Mr. Scott graduated from the University of East London with a Bachelor of Science degree in Surveying and Mapping Services in 1992. Mr. Scott is not a director of any SEC reporting company.

Makhsuda Sunnatova, Chief Financial Officer. Ms. Sunnatova served as the Finance Manager of Caspian Services Group Limited from May 2004 through May 2005. While with Caspian Services, Ms. Sunnatova was primarily responsible for the preparation of the Company’s reports in accordance with US GAAP accounting standards. Prior to joining Caspian Services, Ms. Sunnatova worked as an auditor in the audit department of PricewaterhouseCoopers in Almaty, Kazakhstan from January 2002 to March 2004. While with PricewaterhouseCoopers, Ms. Sunnatova supervised and coached audit teams, audited oil and gas sector companies and audited financial statements in accordance with Kazakhstani, US GAAP, Canadian GAAP and International accounting standards. Prior to joining PricewaterhouseCoopers, Ms. Sunnatova was employed as an auditor’s assistant with Deloitte & Touche in Almaty, Kazakhstan. Among other things, while she was at Deloitte & Touche, Ms. Sunnatova audited financial statements and tested and documented operational procedures. Ms. Sunnatova received a Bachelor of Arts degree in Economics from Shymkent State University, in Shymkent, Kazakhstan in 1996, and a Masters in Business Administration from the University of Colorado. Ms. Sunnatova is a US Certified Public Accountant. Ms. Sunnatova is not a director or nominee in any reporting company.

Mirgali Kunayev, Chairman of the Board of Directors. Mr. Kunayev served as Chief Executive Officer and President of the Company from July of 2002 through May of 2005. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev’s primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia and he has been an Academician of the Russian Academy of Natural Science since April of 2006. Mr. Kunayev is not a director or nominee in any other reporting company.

James Passin, Director. In July 1999, Mr. Passin joined Firebird Management, LLC., as a portfolio manager. In 2000, he co-founded FGS Advisors, LLC, which is an investment advisor to Firebird Global Master Fund, Ltd. In 2006, he co-founded FG2 Advisors, LLC, which is an investment advisor to Firebird Global Master Fund II, Ltd. Mr. Passin is not a director in any other reporting company.

Paul A. Roberts, Director. Mr. Roberts has a technical and managerial background with over 25 years experience in the oil & gas exploration industry, the last 10 years of which have been focussed in Kazakhstan and the Central Asian region. His career in the industry has taken him to some of the most challenging regions in the world, including S.E. and Central Asia, China, West and Central Africa, and Australia. He has been involved in the Company since inception in 2001. He is also Chairman of the Board of Caspian Services Group Limited. Mr. Roberts is not a director or nominee in any other reporting company.

Valery Tolkachev, Director. Since 1999, Mr. Tolkachev has been employeed with Aton Investment Company in Moscow, Russia. Where he currently he serves as the Managing Director, Capital Markets. From 1991 to 1999, Mr. Tolkachev served in various positions with various employers including, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005, he completed his studies at Academy of National Economy, as a qualified lawyer. Mr. Tolkachev is also a director of BMB Munai, Inc., and Bekem Metals, Inc., both SEC reporting issuers.

There are no family relationships among the board of directors.

Involvement in Certain Legal Proceedings

During the past five years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not subsequently been reversed, suspended, or vacated.

Corporate Governance

Meetings of the Board of Directors

Our board of directors held 5 meetings during the fiscal year ended September 30, 2006. Each board member attended at least 80% or more of the board meetings held during the fiscal year.

Director Independence

The board has determined that Valery Tolkachev is an independent director as defined in listing standards of the American Stock Exchange.

Board Committees

Our board of directors has not yet established any board committees.

Our board is currently considering establishing an audit committee, whose principal function will be to assist the board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm and our compliance with legal and regulatory requirements. The audit committee will have the sole authority to retain and terminate our independent registered public accounting firm, to approve the compensation paid to our independent registered public accounting firm and to oversee our internal audit function. We anticipate the audit committee will be comprised of three independent directors, including an individual who will qualify as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

Our board of directors is also considering establishing a compensation committee. The principal function of the compensation committee will be to make recommendations regarding compensation of our chief executive officer. The compensation of our chief executive officer will be recommended to the board (in a proceeding in which our chief executive officer does not participate) by the compensation committee. We expect that our compensation committee will be comprised of three independent directors. Compensation for all other executive officers is also recommended to the board for determination, by the compensation committee.

Our board may also establish a nominating committee. Currently our board fulfills the role of a nominating committee. When vacancies occur the board will consider director nominees recommended by shareholders, as well as director nominees recommended by a majority of the directors who are then independent.

Our board may establish other committees from time to time to facilitate our management.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at

http://www.caspianservicesinc.com. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 257 East 200 South, Suite 340, Salt Lake City, Utah 84111.

Compliance with Section 16(a) of the Exchange Act

Our directors, executive officers and beneficial owners of greater than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership.

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the 2006 fiscal year, it appears that John Scott inadvertently failed to file Form 3s at the time they became executive officers. Mr. Scott did not acquire or dispose of any of our shares during the fiscal year, and does not own any of our stock or derivative securities.

Item 10. Executive Compensation

The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term		Compensation
					Awards		Payouts
					Restricted		LTIP
Name & Principal				Other Annual	Stock	Options	Payout	All Other
Position	Year	Salary	Bonus	Compensation	Awards	/SARs #	($)	Compensation

Mirgali Kunayev[1,2]	2006	$220,000	$-0-	$-0-	--	--	$-0-	$-0-
Chairman of the Board of Directors	2005	138,900	-0-	-0-	--	110,000	-0-	-0-
and Former CEO	2004	51,600	-0-	-0-	--	--	-0-	-0-

Laird Garrard[1,3]	2006	207,411	-0-	-0-	--	--	-0-	-0-
CEO and President	2005	162,000	-0-	-0-	--	220,000	-0-	-0-
	2004	162,000	-0-	-0-	--	--	-0-	-0-

Makhsuda Sunnatova	2006	50,000	-0-	-0-	--	--	-0-	-0-
CFO	2005	33,923	-0-	-0-	--	--	-0-	-0-
	2004	11,892	-0-	-0-	--	--	-0-	-0-

Paul Roberts[1,4]	2006	162,000	-0-	-0-	--	--	-0-	-0-
Director and	2005	162,000	-0-	-0-	--	110,000	-0-	-0-
Former COO	2004	162,000	-0-	-0-	--	--	-0-	-0-

John Scott[5]	2006	82,653	-0-	-0-	--	--	-0-	34,329
COO

Arjan Goris[1]	2006	244,248	9,050	37,220	--	--	-0-	-0-
Regional Manager	2005	166,511	7,405	-0-	--	--	-0-	-0-
Caspian Services	2004	153,329	9,503	-0-	--	100,000	-0-	-0-

Robert Jobling[1]	2006	198,587	-0-	23,650	--	--	-0-	-0-
Manager of Engineering and	2005	134,222	7,405	-0-	--	--	-0-	-0-
Equipment Caspian Services	2004	123,667	9,503	-0-	--	100,000	-0-	-0-

Valery Tolkachev	2006	-0-	-0-	-0-	--	--	-0-	25,000
Director	2005	-0-	-0-	-0-	--	25,000	-0-	-0-
	2004	-0-	-0-	-0-	--	--	-0-	-0-

James Passin	2006	-0-	-0-	-0-	--	--	-0-	-0-
Director	2005	-0-	-0-	-0-	--	25,000	-0-	-0-
	2004	-0-	-0-	-0-	--	--	-0-	-0-

1 Compensation paid to these individuals was paid to them by Caspian Services Group Limited, our wholly owned subsidiary, in connection with services provided to Caspian.

2 Mr. Kunayev served as our Chief Executive Officer from July 2002 to May 2005. Mr. Kunayev currently serves as the Chairman of the Board of Directors.

3 Mr. Garrard has served as our Chief Executive Officer since May 2005.

4 Mr. Roberts served as our Chief Operating Officer from July 2002 to March 2006. In addition to serving as a Company director, Mr. Roberts also serves as the Marine Base Project Director for Caspian Real Estate.

5 Mr. Scott has served as our Chief Operating Officer since March 2006.

Our non-employee directors are compensated with a stipend of $25,000 per year plus $1,000 for each director’s meeting attended in person, plus airfare and hotel expense. No director receives a salary as a director.

Compensation of officers and directors is determined by our Board of Directors and is not subject to shareholder approval. While none of our officers and directors have employment agreements with the Company, some do have agreements with Caspian regarding employment and compensation for services, as required by local Kazakh law.

In the past three years no executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer’s responsibilities after a change in control.

We have no retirement, pension, or benefit plan at the present time, however, our Board of Directors may adopt plans as it deems to be reasonable under the circumstances.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The term “beneficial owner” refers to both the power of investment and the right to buy and sell our shares. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of our shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

The following table sets forth as of December 18, 2006, the name and the number of shares of the our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of our 42,068,735 issued and outstanding shares of common stock, and the name and shareholdings of each executive officer and director and of our executive officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Firebird Management LLC(2)	7,075,000	16.4%
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Laird Garrard(3)(4)	2,661,624	6.3%
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty 480100
	Republic of Kazakhstan

Common	Mirgali Kunayev(3)(5)	12,049,357	28.6%
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty 480100
	Republic of Kazakhstan

Common	James Passin(3)(6)	3,500,000	8.2%
	152 West 57th Street, 14th Floor
	New York, New York 10019

Common	Petroleum Group Services Limited(4)	10,555,757	25.1%
	P.O. Box 544
	14 Britannia Place Bath Street
	St. Helier, Jersey, Channel Islands
	JE2 4SU, United Kingdom

Common	Paul Roberts(3)(7)	2,551,624	6.1%
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty 480100
	Republic of Kazakhstan

Common	John Scott	-0-	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty 480100
	Republic of Kazakhstan

Common	Makhsuda Sunnatova	-0-	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty 480100
	Republic of Kazakhstan

Common	Valery Tolkachev(3)(8)	25,000	*
	27 Pokrovka Street, Building 6
	Moscow, Russia 105062

	All officers and directors as a group (7 persons)	19,349,117	44.5%

* Less than 1%.

(1) This percentages reflect the increase in the number of common shares that would be issued in connection with the exercise of the shareholder’s outstanding options.

(2) Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC are investment advisers under common control, each of which manages certain private investment funds. Firebird Avrora Advisors, LLC acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 1,647,500 shares of common stock and holds an immediately exercisable option to purchase up to an additional 250,000 shares. FGS Advisors, LLC acts as investment adviser to Firebird Global Master Fund, Ltd. (“Global”), a private investment fund which owns 2,850,000 shares of common stock and holds an immediately exercisable option to purchase up to an additional 625,000 shares. Firebird Management, LLC acts as investment adviser to Firebird Republics Fund, Ltd., (“Republics”) a private investment fund which owns 1,775,000 shares of common stock and holds an immediately exercisable option to purchase up to an additional 125,000 shares and Firebird New Russia Fund, Ltd., a private investment fund which owns 72,500 (“New Russia” and collectively with Avrora, Global and Republics, the “Funds” and each individually a “Fund”). As investment advisers to the Funds, each of Firebird Avrora Advisors, LLC, FGS Advisors, LLC and Firebird Management, LLC have voting and investment control with respect to the shares of common stock held by their respective advised Fund.

(3) Mr. Garrard, Mr. Scott and Ms. Sunnatova are executive officers of the Company. Mr. Kunayev, Mr. Passin, Mr. Roberts and Mr. Tolkachev are directors of the Company.

(4) The shares attributed to Mr. Garrard include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 220,000 additional common shares.

(5) Mr. Kunayev owns no shares in his own name. Mr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock. The shares attributed to Mr. Kunayev include 400 shares held of record by his two siblings, 200 shares held of record by his spouse, 10,555,757 shares held of record by Petroleum Group Services Limited and 1,383,000 shares held of record by Mars International Worldwide, Inc. Mr. Kunayev is managing director of Petroleum Group Services Limited, and as such he may be deemed to have voting and investment power over the shares held by Petroleum Group Services Limited. Mr. Kunayev is the Managing Director of Mars International Worldwide, Inc., and as such he may be deemed to have voting and investment power over the shares held by Mars International Worldwide, Inc.

(6) The shares attributed to Mr. Passin include an immediately exercisable option to purchase up to 25,000 shares of our common stock held in the his own name. Also, in his capacity as a manager of FGS Advisors, LLC, Mr. Passin may be deemed to have shared control with respect to shares of common stock owned by Global.

(7) The shares attributed to Mr. Roberts include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 110,000 additional common shares.

(8) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that would result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence

During the 2006 fiscal year and the 2005 transition period, we paid KazakhstanCaspiShelf (“KCS”) $4,702 and $0 respectively for vessel rentals. These vessels were onward chartered to Veritas Caspian during the same period, generating revenues of $5,638 and $0 respectively. Mirgali Kunayev, the Chairman of our Board of Directors, is a 50% interest holder in KCS.

During the fiscal year ended September 30, 2006, we paid Gis-Caspi $329 for intermediary services, including survey scouting, technical feasibility and preparation of tender documents. We paid no similar fees during the 2005 transition period. Mirgali Kunayev is the beneficial owner of Gis-Caspi.

In February 2006, Laird Garrard, our President, loaned Caspian $517 on short-term notes. The notes bear interest at ten percent per annum. In April 2006 $50 in principal was repaid to Mr. Garrard. In October 2006 we paid Mr. Garrard $467 in principal and $29 in interest to fully retire the notes.

Director Independence

See Item 9 above.

PART IV

Item 13. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Employment Agreement – John Scott
Exhibit 10.2	Agreement for Sale of Shares
Exhibit 10.3	Loan Agreement between Balykshi L.L.P. and European Bank for Reconstruction and Development Loan
Exhibit 21.1	List of Subsidiaries
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

Hansen, Barnett and Maxwell served as the Company’s independent accountants for the fiscal years ended September 30, 2006 and 2005, and is expected to serve in that capacity for the 2007 fiscal year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2006 and the nine months ended September 30, 2005, are summarized as follows:

	2006	2005

Audit	$194	$169
Audit related	-	-
Tax	5	2
All other	-	-

Total	$199	$171

Audit Fees. Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees. Tax fees related to services for tax compliance and consulting.

Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 12, 2007	/s/ Laird Garrard
Laird Garrard, Chief Executive Officer

Date: January 12, 2007	/s/ Indira Kalieva
Indira Kalieva, Acting Chief Financial Officer

Date: January 12, 2007	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 12, 2007	/s/ James Passin
James Passin, Director

Date: January 12, 2007	/s/ Paul Roberts
Paul Roberts, Director

Date: January 12, 2007	/s/ Valery Tolkachev
Valery Tolkachev, Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

September 30, 2006 and 2005

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

CASPIAN SERVICES, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200	an independent member of
Fax: (801) 532-7944	BAKER TILLY
www.hbmcpas.com	INTERNATIONAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Caspian Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2006 and the nine months ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended September 30, 2006 and the nine months ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

January 8, 2007

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

September 30,	2006	2005
ASSETS
Current Assets
Cash	$2,858	$2,600
Trade accounts receivable, net of allowance of $1
and $42, respectively	11,125	5,140
Other receivables, net of allowance of $370 and $352,
respectively	1,375	613
Subscriptions receivable	2,298	-
Accounts receivable from related parties, net	2,873	189
Inventories	790	500
Prepaid taxes	788	177
Advances paid	1,501	3,111
Prepaid expenses and other current assets	240	206

Total Current Assets	23,848	12,536
Vessels, equipment and property, net	32,778	20,711
Drydocking costs, net	172	399
Goodwill	2,911	2,911
Intangible assets, net	229	89
Investments	-	303
Notes receivable from related parties	1,100	1,109

Total Assets	$61,038	$38,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,833	$3,193
Accrued expenses	1,135	1,260
Tax liabilities	1,161	599
Deferred revenue	3,810	2,883
Accounts payable to related parties	1,989	156
Notes payable - related parties	467	-
Current portion of long-term debt	1,612	55

Total Current Liabilities	17,007	8,146

Long-Term Liabilities
Long-Term Debt - Net of Current Portion	148	-
Deferred income tax liability	1,248	-

Total Liabilities	18,403	-

Minority Interest	3,499	2,442

Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized, 42,068,735 and 38,858,446 shares issued
and outstanding, respectively	42	39
Additional paid-in capital	38,804	26,595
Accumulated other comprehensive income (loss)	1,336	(37)
Retained earnings (deficit)	(1,046)	873

Total Shareholders' Equity	39,136	27,470

Total Liabilities and Shareholders' Equity	$61,038	$38,058

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For the Year Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Revenues
Vessel revenues	$14,444	$6,026
Geophysical service revenues	27,350	11,778
Product sales	1,249	858

Total Revenues	43,043	18,662

Operating Expenses
Vessel operating costs	13,366	4,258
Geophysical costs of revenues	13,641	4,182
Cost of product sold	647	299
Depreciation	3,398	1,320
General and administrative	10,380	5,520

Total Operating Expenses	41,432	15,579

Income (Loss) from Operations	1,611	3,083

Other Income (Expense)
Interest expense	(288)	(615)
Exchange loss	(112)	(103)
Interest income	14	85
Income from equity method investees	28	161
Other	446	3

Net Other Income (Expense)	88	(469)

Net Income (Loss) Before Income Tax and Minority Interest	1,699	2,614
Provision for income tax	(2,636)	(1,288)
Minority interest	(983)	25

Net Income (Loss)	$(1,919)	$1,351

Basic Income (Loss) Per Common Share	$(0.05)	$0.04

Diluted Income (Loss) Per Common Share	$(0.05)	$0.04

Basic Weighted Average Common Share Outstanding	40,298,410	36,894,742

Diluted Weighted Average Common Share Outstanding	40,298,410	38,391,221

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2004	31,200,000	$31	$4,731	$110	$(478)	$4,394

Net income for the nine months ended
September 30, 2005	-	-	-	-	1,351	$1,351
Currency translation adjustment	-	-	-	(147)	-	(147)

Comprehensive income	-	-	-	-	-	$1,204

Issuance of common stock for cash, net of
offering costs of $1,135 and a warrant
with a fair value of $2,679	7,658,446	8	21,788	-	-	21,796
Compensation related to issuance of
options to employees	-	-	76	-	-	76

Balance, September 30, 2005	38,858,446	39	26,595	(37)	873	$27,470

Net loss for the year ended
September 30, 2006	-	-	-	-	(1,919)	$(1,919)
Currency translation adjustment	-	-	-	1,373	-	1,373

Comprehensive loss	-	-	-	-	-	$(546)

Issuance of common stock for investment
in Balykchi	444,444	0	2,000	-	-	2,000
Compensation related to issuance of
options to employees	-	-	5	-	-	5
Issuance of common stock for cash, net of
offering costs of $90 and warrants with a
fair value of $4,730	2,000,000	2	7,908	-	-	7,910
Issuance of common stock for warrants
exercised	765,845	1	2,296	-	-	2,297

Balance, September 30, 2006	42,068,735	$42	$38,804	$1,336	$(1,046)	$39,136

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Year Ended September 30,	For the Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(1,919)	$1,351
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss / (gain) on disposal of equipment	(381)	16
Depreciation and amortization of drydocking costs	3,626	1,370
Minority interest	983	(24)
Net (income) loss in equity method investees	28	(108)
Foreign currency exchange loss	112	37
Compensation from issuance of options	—	73
Changes in current assets and liabilities:
Trade accounts receivable	(9,008)	823
Other receivables	(1,169)	(949)
Inventories	(251)	(226)
Prepaid expenses and other current assets	1,817	(796)
Accounts payable and accrued expenses	6,749	(2,682)
Income tax payable	(771)	(45)
Deferred revenue	556	2,583

Net cash provided by operating activities	$372	$1,423

Cash flows from investing activities:
Cash acquired in purchase of subsidiaries	—	280
Advances on related party notes receivable	—	(3,251)
Advances on notes receivable	—	727
Other receivables - related	—	(654)
Proceeds from sale of property and equipment	1,925	205
Proceeds from sale of securities	319	—
Purchase of vessels and equipment	(13,362)	(5,458)

Net cash used in investing activities	$(11,118)	$(8,151)

Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties	5,456	1,206
Proceeds from issuance of debt	5,300	1,803
Change in advances to/from related parties	1,494	(54)
Principal payments on short-term debt to related parties	(7,331)	(6,322)
Principal payments on notes payable	(3,604)	(9,461)
Proceeds from issuance of common stock	9,921	22,930
Costs of raising capital	—	(1,135)

Net cash provided by financing activities	$11,236	$8,967

Effect of exchange rate changes on cash	(232)	2

Net change in cash	258	2,241
Cash at beginning of period	2,600	359

Cash at end of period	2,858	2,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,170	$1,037
Cash paid for income tax	$2,306	$1,449

Supplemental disclosure of non-cash investing and financing information:
Issuance of stock for investment in Balykshi	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries, Caspian Services Group Limited (“Caspian”), Caspian Geophyzica (“CGEO”), Caspian Real Estate (“CRE”), TatArka LLP (“TatArka”), Balykshi LLP (“Balykshi”) and majority owned subsidiaries, CJSC Bauta, and Kazmorgeophysica CJSC (“KMG”), collectively ("Caspian" or the "Company"). Caspian has non-controlling 50% interests in Bautino Development Company, LLC (Bautino), Veritas-Caspian LLP and Ishimgeophysica for which it accounts by the equity method. The investment in Ishymgeophysica was sold in June 2006. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company’s Offshore Marine Services operations consist of a fleet of shallow draft vessels operating in the Kazakh Sector of the North Caspian Sea; Geophysical Services consists of providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; Infrastructure Development operations consist of a water desalinization and bottling plant in the Port of Bautino on the Caspian Sea; development and operation of a hotel located at the Port of Bautino and the development of a marine base located at the Port of Bautino.

In July 2005, the Company’s stockholders approved a change in the fiscal year of the Company from December 31 to September 30.

Business Condition — The Company has an accumulated deficit of $1,046 and retained earnings of $873 as of September 30, 2006 and 2005, respectively, and has working capital of $6,841 and $4,390 as of September 30, 2006 and 2005, respectively.

The Company has a net loss of $1,919 and income of $1,351 for the year ended September 30, 2006 and for the nine months ended September 30, 2005 respectively. The Company’s operations provided cash during the year ended September 30, 2006 of $372 and provided cash during the nine months ended September 30, 2005 of $1,423.

During December 2006, the Company announced they had entered into a contract with Reservoir Exploration Technology ASA ‘RXT’, a specialized seismic acquisition company, to provide three shallow draft vessels as survey vessels for an offshore marine seismic acquisition program over the Kashagan oilfield in the North Caspian Sea.  To fulfill the contract, one of the vessels will be supplied from the Company’s existing fleet.  The remaining two will be new additions to the Company’s fleet, through leasing.  The two new additions will be mobilized to the Caspian Sea in April 2007, in readiness for operations expected to commence in May 2007.  The contract is for an initial period of one year, with three 1-year options. Currently, the respective vessels are undergoing modifications in Baku and Holland in readiness for this survey.

Management believes that these new contracts and the additional capital received from the issuance of common stock as discussed in notes 4 and 11, will further enable the Company to continue its operations as a going concern.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Statements — The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

Minority Interest — Minority interest presented on the balance sheet refers to the minority shareholder’s investment in the voting stock of Bauta and KMG. In the statement of operations, consolidated net income is adjusted by the minority shareholder’s proportionate share of the income or losses.

Receivables — In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Inventories — Inventory consists of bulk and bottled water related to the desalinization plant, and fuel, spare parts and supplies related to the geophysical operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out (FIFO) method.

Vessels, Equipment and Property — Vessels, property and equipment are stated at cost less accumulated depreciation. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures, which are capitalized and amortized.

Depreciation of property and equipment is calculated by using the straight-line method based on the following estimated useful lives:

Years
Buildings and constructions	14
Vessels	10-12
Machinery and equipment	2-20
Office equipment and furniture	2-3

Depreciation expense was $3,398 and $1,320 for the year ended September 30, 2006 and the nine months ended September 30, 2005 respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Drydocking Costs — Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 54 to 60 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2006, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Revenue Recognition — Vessel revenues are derived from time charter contracts of its vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

Geophysical service revenue is recognized when services are rendered and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with an allocated amount of indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Operating Costs — Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, and other vessel expenses such as crew personnel training costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Transactions — Caspian makes its principal investing and financing transactions in United States Dollars and the United States Dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States Dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is TatArka’s, KMG’s, Balykshi’s and Bauta’s functional currency. The effect of changes in exchange rates with respect to these subsidiaries are recognized as a separate component of accumulated other comprehensive income. The translation of Kazakh Tenge denominated assets and liabilities into United States Dollars for the purpose of these consolidated financial statements does not necessarily mean that the Company could realize or settle, in United States Dollars, the reported values of these assets and liabilities. Likewise it

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

does not mean that the Company could return or distribute the reported United States Dollar value of its Kazakh subsidiaries capital to its shareholders.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company’s financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Kazakh income tax regulations it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.

Comprehensive Income — The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. For the Company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments.

Effects of Inflation — Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect our operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the Company from the inflationary effects on operating costs.

Basic and Diluted Income (Loss) Per Share — Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted income per share is calculated by dividing net income by the weighted-average number of shares and all dilutive potentially issuable shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at September 30, 2006 and 2005:

For year ended September, 30	For the Year ended September 30, 2006	For the Nine Months ended September 30, 2005
Basic weighted average common shares outstanding	40,298,410	36,894,742
Dilutive effect of outstanding options/warrants	-	1,765,845
Potentially repurchased shares (incremental Shares)	-	(269,366)
Diluted weighted average common shares outstanding	40,298,410	38,391,221

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Stock-based Compensation Plans – The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

During the year ended September 30, 2006 the Company recognized $5 of compensation expense related to options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the year ended September 30, 2006 and the nine months ended as of September 30, 2005:

	For the Year ended September 30, 2006	For the Nine Months ended September 30, 2005
Net income (loss) applicable to common shareholders, as reported	$ (1,919)	$ 1,351
Add: Total stock-based employee compensation expense recorded	5	76
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	-	-
Pro Forma Net Income	$ (1,914)	$ 1,427
Income per share:
As reported:
Basic	$ (0.05)	$ 0.04
Diluted	$ (0.05)	$ 0.04
Pro forma:
Basic	$ (0.05)	$ 0.04
Diluted	$ (0.05)	$ 0.04

Concentrations of Credit Risk — The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2006. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the Company’s financial position or results of operations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

New Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the Company’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective beginning October 1, 2006. The adoption of this standard is not expected to have a material impact on the consolidated financial statements for currently outstanding unvested options but may have an impact on any options issued in the future. The impact of adoption will be dependent on several factors, including but not limited to, the future stock-based compensation strategy and stock price volatility of the Company.

Reclassifications — Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. The reclassifications had no effect on net income.

NOTE 2 – ACQUISITION OF KAZMORGEOPHYSICA

On May 26, 2004, the Company finalized its acquisition of 50% of the outstanding common stock of Kazmorgeophysica CJSC (“KMG”) The purchase price of $2,730 for 50% of the KMG common stock was accounted for in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. On September 21, 2005, the Company increased its ownership percentage of KMG from 50% to 51% for $56. The Company allocated the $3,131 carrying value of the investment in KMG to the assets acquired and liabilities assumed on September 21, 2005, based on their estimated fair values. KMG has a 50% non-controlling interest in Ishimgeophysica which is accounted for under the equity method of accounting.

The KMG assets acquired and liabilities assumed were as follows:

Assets Acquired
Current assets	$ 2,174
Investment in Ishimgeophysica	303
Property and equipment	428
Goodwill	2,654
Total Assets Acquired	5,559
Liabilities Assumed
Current liabilities	1,875
Deferred revenue	180
Total Liabilities Assumed	2,055
Minority interest	373
Net Assets Acquired	$ 3,131

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2006 and 2005. Receivables from vessel charter revenues are approximately $3,705 and $2,081 at September 30, 2006 and 2005 respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for future geophysical processing and analysis. The receivables are current and collectable in 45 days from date of invoice. At September 30, 2006 and 2005, receivables related to geophysical services totaled $7,324 and $2,971 respectively. The Company provided no allowance for doubtful accounts for these receivables.

At September 30, 2006 and 2005, receivables related to desalinization operations totaled $97 and $130 respectively. The Company provided an allowance for doubtful accounts for these receivables of $1 and $4 for the years ended September 30, 2006 and 2005, respectively.

NOTE 4 –SUBSCRIPTION RECEIVABLE

In September 2006, certain warrant holders exercised their right to purchase 765,845 shares of the Company’s restricted common stock for $2,298. The Company received the cash proceeds from the exercise of these warrants in October 2006.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets except goodwill as of September 30:

		2006		2005
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 254	$ 25	$ 93	$ 4
Total		$ 254	$ 25	$ 93	$ 4

Total amortization expense related to intangible assets was approximately $21 for the year ended September 30, 2006 and $4 for the nine months ended as of September 30, 2005.

Goodwill – During May 2004, the Company recorded $257 of goodwill in conjunction with the purchase of TatArka. And on September 21, 2005, the Company increased its ownership percentage of KMG from 50% to 51% and recorded $2,654 of goodwill. In accordance with the requirements of SFAS No. 142, the Company does not amortize goodwill. SFAS No. 142 requires the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company performs its annual impairment tests as of September 30, using a two-step process that begins with an estimation of the fair values

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

of the goodwill. Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 fails for any of the reporting units, indicating a potential impairment, the Company would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

The Company has performed step 1 impairment tests of recorded goodwill as of September 30, 2006, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

NOTE 6 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

September 30,	2006	2005
Land	$ 4,615	$ 2,331
Buildings and constructions	450	310
Marine vessels	12,221	8,275
Machinery and equipment	16,129	10,502
Others	3,864	612
Conctruction in progress	2,109	2,978
	39,388	25,008
Accumulated depreciation	(6,610)	(4,297)
Vessels, Equipment and Property, net	$ 32,778	$ 20,711

Vessels — In June 2006 the Company sold one of its shallow draft landing craft supply vessels, the Caspian Yelena, to an unrelated third party for net proceeds of $1,868. The vessel had a book value of $1,489 and the Company recognized a gain of the sale in the amount of $379.

Geophysical Equipment — The Company’s geophysical equipment primarily includes technical equipment and heavy equipment used for collecting seismic data in remote potential oil and gas field locations.

During 2006 the Company acquired geophysical equipment for $2,413.

NOTE 7 — DEVELOPMENT OF MARINE BASE

In March 2005, the Company formed Caspian Real Estate Limited, a British Virgin Island Company to develop and operate a marine service base in the Port of Bautino, Kazakhstan to support the Company’s growing fleet and to serve as a major supply-chain marine base providing a full range of services to vessel fleet operators and to oil companies operating in the Kazakhstan Sector of the North Caspian Sea. The Company commenced phase one of the project in March 2005, which includes conducting an offshore sea bed sampling survey, environmental impact

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

assessment study, final jetty and shore site facility engineering design works, submission of plans for approvals and preliminary site works in preparation for start of construction.

During August 2005, the Company entered into a contract to acquire 3 separate adjoining parcels of land, totaling 4.97 hectares of waterfront property for $3,950 on which the marine base will be located. Of the $3,950 purchase price, $1,950 was payable in cash and the remaining $2,000 was payable with common stock. At September 30, 2005, the Company had paid $1,700 down on the land and the remaining $250 plus 444,444 shares of common stock valued at $2,000 was paid upon closing in November 2005. In connection with this land purchase, the Company acquired 100% of the ownership interests in Balykshi LLP, the holding company of the real estate.

The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by December 2007, with final completion of the base occurring by March 2009. The Company estimates the cost to build the marine base will be approximately $70,000.

Subsequent to September 30, 2006, the Company has agreed to terms of a main loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24,000. The loan agreement is under final review for approval. In addition to the main loan agreement, the Company is negotiating an equity stake in Balykshi LLP, with the EBRD in the amount of $6,000. In addition, the Company is in negotiations with Halyk savings Bank of Kazakhstan for a debt facility of $25,000. The completion of those negotiations and any agreement on financing is expected in early 2007. A pre-condition of the financing being released by EBRD and Halyk Bank is that the Company must first fund Balykshi with $15,000 for the marine base project.

During the twelve months ended September 30, 2006 and the nine months ended September 30, 2005, the Company incurred construction costs of $1,115 and $994, respectively.

NOTE 8 – NOTES RECEIVABLE FROM RELATED PARTIES

In December 2003, the Company entered into an agreement with Bautino to provide $1,100 funding to build, furnish and equip the phase two addition to the hotel. Interest began accruing on January 1, 2005 at the rate of 6% and will be received quarterly until the principal has been received in full. The terms provide for Bautino to repay the principal loaned in semi-annual installments of $138 plus interest through March 20, 2009. Construction of phase two was completed and opened in February 2005. At September 30, 2006 no amounts have been collected under this note.

At September 30, 2006 and 2005, $0 and $9 in loans to employees were included in notes receivable from related parties.

NOTE 9 – LONG-TERM DEBT

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks and repaid $700. The notes are collateralized by equipment and bear interest at 14%. In October 2006 an additional $700 was repaid. TatArka will pay an additional $1,034 every three months through March 2007.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

During the year ended September 30, 2006, Bauta repaid $89 of notes payable and entered into additional notes payables for $57. The notes bear interest at 18% and repaid by December 2006.

Long-term debt consists of the following:

September 30,	2006	2005
Bank loan bearing interest at 21% due June 2005; secured by inventory	$ -	$ 55

Bank loan bearing interest at 18% due December 2006	26	-

Bank loan bearing interest at 14% repaid in October 2006; secured by geophysical equipment	700	-

Bank loan bearing interest at 14% due quarterly till March 2008; secured by geophysical equipment	1,034	-
Total Long-term Debt	1,760	55
Less: Current Portion	1,612	55
Long-term Debt - Net of Current Portion	$ 148	$ -

NOTE 10 – NOTES PAYABLE - RELATED PARTIES

In February 2006 Caspian entered into a short-term loan agreement with a shareholder for an aggregate $517. The note bears interest at ten percent. $50 was repaid in April 2006. The loan was fully repaid in October 2006.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock – As mentioned in Note 7 in November 2005, the Company issued 444,444 shares of common stock valued at $2,000 or $4.50 per share as partial compensation for the acquisition of Balykshi LLP.

Additionally, in March 2006, the Company completed a private placement of Units raising $8,000. The Units offered in the private placement consisted of two shares of restricted common stock and a warrant to purchase an additional share of common stock at an exercise price of $5.00. The warrant contained in each Unit is immediately exercisable and has a three-year term. The price per Unit was $8.00. The funds raised in the offering were used to fund development of the Company’s marine base and to acquire vessels and seismic equipment.

In September 2006, certain warrant holders exercised their right to purchase 765,845 shares of the Company’s restricted common stock for $2,298. The Company received the cash proceeds from the exercise of these warrants in October 2006.

Options – On August 1, 2005, the Company granted 800,000 options to key employees to purchase shares of common stock with an exercise price of $3.00 per share. The market value of the common stock on the date of grant was $2.80. These options were fully vested as of September 30, 2006.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

A summary of the stock options issued under the Company’s Plan is as follows:

		Weighted-Average
Fixed options	Shares	Exercise Price
Outstanding as September 30, 2005	1,000,000	$ 3
Granted	-	-
Outstanding at September 30, 2006	1,000,000	$ 3

The following table summarizes information about fixed stock options under the Plan outstanding at September 30, 2006:

Exercise Price	Options Outstanding at September 30, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2006

$ 3.00	1,000,000	7.67	$ 3.00	925,000

As it was mentioned in Note 4 in September 2006, certain warrant holders exercised their right to purchase 765,845 shares of the Company’s restricted common stock for $2,298. The Company received the cash proceeds from the exercise of these warrants in October 2006.

At September 30, 2006, the Company had outstanding warrants to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $5 and expire in March 2009.

NOTE 12 – INCOME TAXES

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

Earnings and losses before income taxes derived from United States and international operations are as follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

	For the Year ended September 30, 2006	For the nine months ended September 30, 2005
United states	$ (382)	$ (261)
Kazakhstan	2,081	2,875
	$ 1,699	$ 2,614

Deferred tax assets and liabilities are as follows:

September 30,	2006	2005
Tax loss carry forwards	$ 1,145	$ 1,186
Property and equipment	(1,248)	402
Valuation allowance	(1,145)	(1,588)
Net deferred tax liabilities	$ (1,248)	$ -

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

	For the Twelve Months ended September 30, 2006	For the Nine Months ended September 30, 2005
Tax at US Federal statutory rate (34%)	$ 578	$ 889
Non-deductible expenses	881	504
Deferred tax valuation change	1,245	-
Effect of lower foreign tax rates	(68)	(105)
Income tax provision	$ 2,636	$ 1,288

As of September 30, 2006, the Company has loss carry forwards of approximately $1,300 and $3,800 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2006.

NOTE 13 – EQUITY METHOD INVESTMENTS

The Company accounts for its 50% non-controlling equity investments in Bautino, KMG and Ishimgeophysica under the equity method of accounting. As discussed in Note 1, the investment in Ishymgeopgysica was sold in June 2006 and recognized a loss of $17. The investment in KMG was carried under the equity method of accounting through September 22, 2005 at which time the Company obtained an additional 1% and began consolidating the results of operations. The Company’s investment in Bautino was reduced from its original investment of $96 to zero from recognition of its share of the Bautino operating losses.

KMG and Veritas DGC (“Veritas”), a UK company, entered into an agreement and formed a local Kazakh LLP (Veritas-Caspian LLP) for the collection and marketing of seismic data to prospective bidders on tendered Kazakhstan oil blocks. KMG accounts for its 50% investment

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

under the equity method of accounting. At September 30, 2006 KMG’s investment in Veritas-Caspian LLP was recorded to zero.

NOTE 14 – OPERATING LEASES

The Company maintains its corporate office in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. Rent expense for the twelve months ended September 30, 2006 and the nine months ended September 30, 2005 was $260 and $140, respectively.

The future minimum rental payments required under these operating leases for 2007 are $156.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

In November 2005 the Company issued 444,444 shares of common stock valued at $2,000 for a 100% of ownership interests in Balykshi.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Employment Agreements — During the year ended September 30, 2006, the Company entered into four employment agreements which require the Company to issue options annually on the anniversary of the effective date of the agreement. Each employee shall receive options equal to their annual salary divided by the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date. The options shall vest over a three year period and shall have an exercise price equal to the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date. The employees are also eligible to receive discretionary options.

Charter Contracts — The Company is committed to make the Vessels available in accordance with the Vessel Charter Contracts.

Economic Environment — In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company’s financial condition or future results of operations.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Environmental Uncertainties — Current local laws do not impose any particular requirements on the Company with regard to its fleet operation beyond the standard maritime regulations followed by the Company. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

Deferred Revenue — Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are being recognized as revenue as the services are provided. At September 30, 2006 and 2005, the Company had $3,750 and $2,845 of deferred revenue related to these prepaid services. During June 2003, Bauta entered into an agreement with AGIP KCO ("AGIP"), its major customer, for the construction of a 2,000 cubic meter water storage tank. AGIP agreed to advance $140 to Bauta for the construction of the tank, for which Bauta would repay the $140 through the sale of water to AGIP at a discounted rate. By December 31, 2003, Bauta placed $62 of proceeds received from AGIP with a contractor. Construction of the tank began in January 2004 and was completed in June 2004 at a cost of approximately $173. AGIP's payment of $140 was recorded as deferred revenue to be amortized over the period of discounted water sales. And $38 is the residual balance of AGIP’s payment of $140 recorded as deferred revenue at September 30, 2005 and amortized over the period of discounted water sales.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the 2006 fiscal year and the 2005 transition period, we paid KazakhstanCaspiShelf (“KCS”) $4,702 and $0 respectively for vessel rentals. These vessels were onward chartered to Veritas Caspian during the same period, generating revenues of $5,638 and $0 respectively. Mirgali Kunayev, the Chairman of our Board of Directors, is a 50% interest holder in KCS.

During the fiscal year ended September 30, 2006, we paid Gis-Caspi $329 for intermediary services, including survey scouting, technical feasibility and preparation of tender documents. We paid no similar fees during the 2005 transition period. Mirgali Kunayev is the beneficial owner of Gis-Caspi.

For related party notes receivable and payable, see Notes 8 and 10.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Accounts receivable from related parties consist of the following:

Related party's Name	Description	September 30, 2006	September 30, 2005

Veritas Caspian	Vessel rental	$ 2,834	$ -
Others	Services provided	39	189
TOTAL		$ 2,873	$ 189

Accounts payable due to related parties consist of the following:

Related party's Name	Description	September 30, 2006	September 30, 2005

KazakhstanCaspiShelf	Seismic works Intermediary services including: survey, scounting, technical feasibility and preparation of tender documents	$ 1,470	$ -
Gis-Caspi

		352	-
Others	Services received	167	156
TOTAL		$ 1,989	$ 156

NOTE 18 – SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

During the twelve months ended September 30, 2005, the Company re-organized their segments into the following: Vessel Operations – daily operations of the fleet of vessels; Geophysical Services – providing onshore and offshore geophysical data extraction and interpretation; Infrastructure – Operation of a hotel, water desalinization plant and the development of a marine base; and Corporate Administration. The vessel operations, infrastructure and geophysical

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

For the Twelve Months Ended September 30, 2006	Vessel Operations	Geophysical Services	Infrastructure	Corporate Administration	Total

Sales to external customers	$ 14,444	$ 27,406	$ 1,280	$ -	$ 43,130
Intersegment sales	-	56	31	-	87
Depreciation and amortization	1,428	1,770	196	4	3,398
Interest expense	43	234	11	-	288
Income (loss) from equity method investee	-	28	-	-	28
Provision for income tax	-	2,636	-	-	2,636
Minority Interest	-	989	(6)	-	983
Segment income (loss)	(3,396)	2,288	(276)	(535)	(1,919)
Segment assets	19,766	$29,795	8,990	33,415	91,966
Investments in equity method investees	-	-	-	-	-

For the Nine Months Ended September 30, 2005	Vessel Operations	Geophysical Services	Infrastructure	Corporate Administration	Total

Sales to external customers	$ 6,026	$ 11,778	$ 858	$ -	$ 18,662
Intersegment sales	-	-	-	-	-
Depreciation and amortization	663	553	102	3	1,320
Interest expense	199	410	6	-	615
Income (loss) from equity method investee	-	-	-	161	161
Provision for income tax	-	1,288	-	-	1,288
Minority Interest	-	-	25	-	25
Segment income (loss)	(1,969)	3,734	(189)	(225)	1,351
Segment assets	14,613	15,797	5,562	21,316	57,288
Investments in equity method investees	-	303	-	-	303

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

	September 30, 2006	September 30, 2005
Consolidated Total Assets
Total assets for reportable segments	$ 91,966	$ 57,288
Elimination of intersegment assets	(30,928)	(19,230)
Consolidated Total Assets	$ 61,038	$ 38,058

	For the Year ended September 30, 2006	For the Nine Months ended September 30, 2005

Consolidated Net Sales
Total sales of reportable segments	$ 43,130	$ 18,662
Elimination of intersegment sales	(87)	-
Consolidated Net Sales	$ 43,043	$ 18,662

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 19 – SUBSEQUENT EVENT (unaudited)

On January 16, 2007, the Company entered into an agreement with Chagala Group Limited to sell its 50% interest in Bautino Development Company LLP (“Bautino”)for proceeds of $3,000,000. The agreement does not affect the note receivable from Bautino as explained in Note 8. The agreement is expected to close by February 9, 2007.