Form 10KSB/A
period 2005-09-30
CASPIAN SERVICES INC
filed 2007-01-30
CIK 1093430

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2005 to September 30, 2005

Commission File Number 0-33215

CASPIAN SERVICES, INC.

(Name of Small Business Issuer in its charter)

NEVADA	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 East 200 South, Suite 340, Salt Lake City, Utah	84101
(Address of principal executive Offices)	(Zip Code)

Issuer’s telephone number: (801) 746-3700

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenue for its most recent fiscal year was approximately: $23,789.000.

The aggregate market value of the issuer’s voting stock held as of December 1, 2005, by non-affiliates of the issuer based on the price at which shares were sold on that date, was approximately: $84,443,877.

As of December 1, 2005, issuer had 38,858,446 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.	Yes ☐	No ☒

Documents incorporated by reference: none

TABLE OF CONTENTS

Page

EXPLANATORY NOTE	3

PART II

ITEM 8A. CONTROLS AND PROCEDURES	3

PART IV

ITEM 13. EXHIBITS	4

SIGNATURES	5

Explanatory Note to Amendment No. 1 to Form 10-KSB

During the course of a review of our Annual Report on Form 10-KSB for the transition period ended September 30, 2005, it was brought to our attention by the staff of the Securities and Exchange Commission that the disclosure contained in our Annual Report under Item 8A. regarding our controls and procedures did not clearly state whether we had designed our disclosure controls and procedures to provide reasonable assurance that the controls and procedures will meet their objectives. It was also brought to our attention that we had not adequately disclosed whether there had been any changes in our internal controls over financial reporting that occurred during that fiscal quarter that had materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting. Accordingly, we are filing this First Amendment to our Annual Report of Form 10-KSB for the transition period ended September 30, 2005, to provide clearer disclosure with respect to our controls and procedures during that time period.

Only Part II, Item 8A. Controls and Procedures and Part IV, Item 13. Exhibits have been included in this Form 10-KSB/A-1 to reflect the revisions discussed above and to provide the required certifications. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-KSB. This Amendment No. 1 speaks to the original filing date of the Form 10-KSB on January 12, 2006, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-KSB.

PART II

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2005.

Change in Internal Control over Financial Reporting

The Certifying Officers have also indicated that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 13. Exhibits

The following exhibits are hereby incorporated by reference into this amended Annual Report.

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf of the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 29, 2007	/s/ Laird Garrard
Laird Garrard, Chief Executive Officer

Date: January 29, 2007	/s/ John Baile
John Baile, Chief Financial Officer

Date: January 29, 2007	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 29, 2007	/s/ James Passin
James Passin, Director

Date: January 29, 2007	/s/ Paul Roberts
Paul Roberts, Director

Date: January 29, 2007	/s/ Valery Tolkachev
Valery Tolkachev, Director

5