Form 10-Q
period 2006-12-31
CASPIAN SERVICES INC
filed 2007-02-20
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-33215

CASPIAN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 East 200 South, Suite 340
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

(801) 746-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of February 16, 2007, the registrant had 42,068,735 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC., AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2006	3
and September 30, 2006

Condensed Consolidated Statements of Operations (Unaudited) for the
three months ended December 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three months ended December 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Managements’ Discussion and Analysis of Financial Condition
And Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	29

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share and per share data)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets
Cash	$ 7,938	$ 2,858
Trade accounts receivable, net of allowance of $120 and $1, respectively	7,965	11,125
Other receivables, net of allowance of $214 and $370, respectively	1,288	1,375
Subscriptions receivable	-	2,298
Accounts receivable from related parties, net	2,766	2,873
Inventories	566	790
Prepaid taxes	639	890
Advances paid	946	1,501
Prepaid expenses and other current assets	359	240
Total Current Assets	22,467	23,950

Vessels, equipment and property, net	32,558	33,064
Drydocking costs, net	10	172
Goodwill	3,138	3,135
Intangible assets, net	256	229
Notes receivable from related parties	1,100	1,100
Total Assets	$ 59,529	$ 61,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 5,352	$ 7,174
Accrued expenses	1,366	1,134
Tax liabilities	2,111	1,161
Deferred revenue	1,331	3,810
Accounts payable to related parties	1,119	1,989
Notes payable - related parties	-	467
Current portion of long-term debt	1,881	1,612
Total Current Liabilities	13,160	17,347

Long-Term Liabilities
Long-Term Debt - net of current portion	295	148
Deferred income tax liability	1,829	1,248
Total Liabilities	15,284	18,743

Minority Interest	3,328	3,291
Shareholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
42,068,735 shares issued and outstanding	42	42
Additional paid-in capital	38,804	38,804
Accumulated other comprehensive income	1,093	1,597
Retained earnings (deficit)	978	(827)
Total Shareholders’ Equity	40,917	39,616
Total Liabilities and Shareholders’ Equity	$ 59,529	$ 61,650

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Three Months Ended
	December 31,
	2006	2005
Revenues
Vessel revenues	$ 5,817	$ 3,094
Geophysical service revenues	12,921	8,422
Product sales	328	298
Total Revenues	19,066	11,814

Operating Expenses
Vessel operating costs	4,273	2,505
Geophysical costs of revenues	5,402	4,107
Cost of product sold	219	89
Depreciation	1,847	530
General and administrative	3,704	2,030
Total Operating Expenses	15,445	9,261
Income from Operations	3,621	2,553

Other Income (Expense)
Interest expense	(52)	(64)
Exchange gain (loss)	41	(154)
Interest income	9	8
Income from equity method investees	-	16
Other	153	58
Net Other Income (Expense)	151	(136)

Net Income Before Income Tax and Minority Interest	3,772	2,417
Provision for income tax	(2,003)	(196)
Minority interest	37	(159)
Net Income	$ 1,806	$ 2,062
Basic Income Per Common Share	$ 0.04	$ 0.05
Diluted Income Per Common Share	$ 0.04	$ 0.05
Basic Weighted Average Common Shares Outstanding	42,068,735	39,075,837
Diluted Weighted Average Common Shares Outstanding	42,337,028	39,637,696

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 1,806	$ 2,062
Adjustments to reconcile net income to net cash from operating activities:
Loss on disposal of equipment	89	-
Depreciation and amortization of drydocking costs	2,009	664
Minority interest	(37)	159
Net (income) loss in equity method investees	-	(16)
Foreign currency exchange loss	(41)	154
Compensation from issuance of options	-	5
Changes in current assets and liabilities:
Trade accounts receivable	3,152	(3,205)
Other receivables	88	108
Inventories	223	3
Prepaid expenses and other current assets	433	(915)
Accounts payable and accrued expenses	(1,135)	1,366
Income tax payable	952	(96)
Deferred revenue	(2,282)	(860)
Net cash provided by (used in) operating activities	5,257	(571)

Cash flows from investing activities:
Cash acquired in purchase of subsidiaries	-	(250)
Purchase of intangible assets	(38)	(24)
Repayment of advances on notes receivable	-	109
Advances on notes receivable	-	(75)
Other receivables - related party	-	(313)
Proceeds from sale of property and equipment	21	-
Purchase of vessels and equipment	(1,211)	(609)
Net cash used in investing activities	(1,228)	(1,162)

Cash flows from financing activities:
Proceeds from issuance of debt	1,478	2,551
Change in advances to/from related parties	(581)	(215)
Principal payments on short-term debt to related parties	(467)	-
Principal payments on notes payable	(1,067)	(2,541)
Proceeds from issuance of common stock	2,298	-
Net cash provided by (used in) financing activities	1,661	(205)
Effect of exchange rate changes on cash	(610)	5
Net change in cash	5,080	(1,933)
Cash at beginning of period	2,858	2,600
Cash at end of period	$ 7,938	$ 667

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 56	$ 1,037
Cash paid for income tax	$ 593	$ 1,449

Supplemental disclosure of non-cash investing and financing information:
Issuance of stock for investment in Balykshi	$ -	$ 2,000

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-KSB filed on January 16, 2007. Operating results for the three month period ended December 31, 2006 is not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited (“Caspian”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysica, Ltd (“CGEO”), Balykshi LLP (“Balykshi”) and majority owned subsidiaries, CJSC Bauta, (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively (“Caspian” or the “Company”). Caspian has non-controlling 50% interest in Bautino Development Company, LLC (“Bautino”) which it entered into an agreement to sell in January 2007, and KMG has a 50% non-controlling interest in Veritas Caspian LLP (“Veritas”) for which it accounts by the equity method. Our initial investments in Bautino and Veritas have been reduced to zero due to accumulated losses of the investees. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company provides seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; maintains a fleet of shallow draft vessels that it commissions to companies engaged in oil and gas development activities in the north Caspian Sea; and other oilfield services such as lodging, desalinated water and the development of a marine base located at the Port of Bautino.

Net Income Per Common Share - Basic and Diluted – Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares. The Company does not include any potentially issuable shares that are anti-dilutive.

The Company has 1,000,000 warrants that have been excluded from the calculation of dilutive earnings per share as the exercise price of the warrants are in excess of the market value of the common stock. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2006 and 2005:

	For the Three Months Ended
	December 31,
	2006	2005
Basic weighted average common shares outstanding	42,068,735	39,075,837
Dilutive effect of outstanding options/warrants	268,293	561,859
Diluted weighted average common shares outstanding	42,337,028	39,637,696

Stock-based Compensation Plans – Effective October 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

For the three months ended December 31, 2006 and 2005, the Company recognized $0 and $5 of compensation expense related to stock options. As of December 31, 2006, there was approximately $32 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1 year.

The Company granted no options during the three months ended December 31, 2006 or 2005. Information related to options outstanding at December 31, 2006 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,000,000	$3.00	7.5 Years	$1,000,000

Exercisable at December 31, 2006	975,000	$3.00	7.7 Years	$ 975,000

For options granted subsequent to the adoption date of SFAS 123R on October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.”. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company’s net income and net income per share would have been adjusted to the proforma amounts below for the three- month ended December 31, 2005, as indicated below:

For the Three Months Ended December 31,	2005
Net income applicable to common shareholders, as reported	$2,062

Add: Total stock-based employee compensation expense
recorded	5
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(519)
Pro Forma Net Income	$1,548
Income per share:
As reported:
Basic	$0.05
Diluted	$0.05
Pro forma:
Basic	$0.04
Diluted	$0.04

Concentrations of Credit Risk — The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2006 and 2007. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company.

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

Reclassifications — Certain reclassifications have been made in the 2006 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Corrected prior year financial - During the course of preparing the financial statements for the three months ended December 31, 2006, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended September 30, 2006. However, these misstatements were considered material to the Company’s financial statements for the three months ended December 31, 2006. As a result, the Company corrected the financial statements for the year ended September 30, 2006. The corrected balance sheet as of September 30, 2006 is included in these financial statements. These misstatements relate to capitalizing certain costs associated with the acquisition of a new vessel, accrual of certain geophysical costs and allocation of minority interest. The effect of correcting these misstatements resulted in an increase in total assets of $612, total liabilities of $341, a decrease in minority interest of $208 and an increase in total equity of $479, which included a decrease in net lost of $219. These problems were caused mainly by communication difficulties with a subsidiary in its first year of consolidation.

NOTE 2 — DEVELOPMENT OF MARINE BASE

The Company continues with development plans for the marine base in Bautino Bay. Construction is expected to commence in the third fiscal quarter 2007. The Company also expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by March 2008 with final completion of the base occurring by March 2009. Anticipated cost to construct the marine base is approximately $70,000. The Company plans to achieve this funding through a combination of debt financing in the amount of $49,000 and equity financing in the amount of $21,000.

In December 2006, Balykshi LLP entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24,000. In addition, Balykshi is negotiating a $25,000 debt facility with Halyk Savings Bank of Kazakhstan. The Company expects those negotiations and any agreement on financing to occur during the second fiscal quarter 2007.

The Company is also in final stage discussions with EBRD to make an equity investment in the marine base in the amount of $6,000. The balance of the $15,000 will be provided to Balykshi from the Company. The Company anticipates raising these funds through the sale of its equity securities.

During the three months ended December 31, 2006, the Company incurred construction costs of $269.

NOTE 3 — SUBSCRIPTION RECEIVABLE

In September 2006, certain warrant holders exercised their right to purchase 765,845 shares of the Company’s restricted common stock for $2,298. The Company received the cash proceeds from the exercise of these warrants in October 2006.

NOTE 4 – VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

	December 31,	September 30,
	2006	2006
Land	$4,827	$ 4,615
Buildings and constructions	456	450
Marine vessels	11,971	12,438
Machinery and equipment	17,039	16,198
Others	4,205	3,864
Construction in progress	2,378	2,109
	40,876	39,674
Accumulated depreciation	(8,318)	(6,610)
Vessels, Equipment and Property, net	$32,558	$33,064

NOTE 5 – LONG-TERM DEBT

During the three months ended December 31, 2006, TatArka borrowed an additional $500 from local bank and repaid $850 on an outstanding loan. The non-collateralized note for $500 at 14% was fully repaid in January 2007.

In October 2006 TatArka borrowed $978 from a customer. $191 was repaid in December 2006. The loan is non-interest bearing and due in six month. The customer providing the financial assistance is not a related party to the Company.

In December 2006 Bauta repaid $26 of notes payable bearing interest at 18%.

Long-term debt consists of the following:

	December 31,	September 30,
	2006	2006
Bank loan bearing interest at 18%
due December 2006	$ -	$ 26
Bank loan bearing interest at 14%
repaid in October 2006; secured by geophysical equipment	-	700
Bank loan bearing interest at 14%, due quarterly through March 2008;
secured by geophysical equipment	886	1,034
Bank loan bearing interest at 14% due January 2007	503	-
Non-interest bearing loan due April 2007	787	-
Total Long-term Debt	2,176	1,760
Less: Current Portion	1,881	1,612
Long-term Debt - Net of Current Portion	$ 295	$ 148

NOTE 6 — STOCKHOLDERS’ EQUITY

At December 31, 2006 the Company had outstanding options to purchase 1,000,000 shares of common stock at exercise price of $3.00. 100,000 of these options will expire in September 2009, 100,000 of these options will expire in September 2010 and the balance will expire in August 2015.

At December 31, 2006 the Company had outstanding warrants to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $5 and expire in March 2009.

NOTE 7 — COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2006 and 2005 was $1,302 and $2,163 respectively. Accumulated other comprehensive income is included in stockholder’s equity and consists of the foreign currency translation adjustments.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Environmental Uncertainties — Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on ongoing engineering studies, discussions with the environmental authorities and assumptions as to the areas that may have to be re-mediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

NOTE 9 – SUBSEQUENT EVENTS

In January 2007 the Company entered into an agreement to sell its 50% interest in Bautino Development Company LLP for $3,000. The total gain from the sale is $3,000 as the initial investment of $96 was reduced to zero in previous years due to losses incurred by the investee.

In February 2007 Balykshi entered into short-term loan agreement with a bank for $2,000. The loan bears interest at 12% and is due in six months. The purpose of the loan is to pay for marine base construction costs.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006 and 2005, the Company paid entities which have owners in common (Help LLP, Master Co and VIP International Kazakhstan), $457 and $291, respectively, for corporate travel, car rental and visa support.

The Company paid an entity under common management (KazakhstanCaspiShelf) $2,024 and $0 during the three months ended December 31, 2006 and 2005, respectively, for vessel rental. The Company also recognized $366 and $0 for seismic services and data processing revenues during the same period from the same entity.

The Company recognized $3,353 and $0 of vessel revenue during the three months ended December 31, 2006 and 2005, respectively from Veritas Caspian, a 50% joint venture of KMG.

Accounts receivable from related parties consist of the following:

Related party's Name	Description	December 31, 2006	September 30, 2006

Veritas Caspian	Vessel rental	$2,737	$2,834
Others	Services provided	29	39
TOTAL		$2,766	$2,873

Accounts payable due to related parties consist of the following:

Related party's Name	Description	December 31, 2006	September 30, 2006

KazakhstanCaspiShelf	Vessel rental, seisimic work	$1,050	$1,470
Gis-Caspi	Intermediary services including:
	survey, scouting, technical feasibility
	and preparation of tender documents	-	352
Others	Services received	69	167
TOTAL		$1,119	$1,989

NOTE 11 – SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has operations in four segments of its business, namely: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The vessel operations, geophysical services and infrastructure are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months Ended
	December 31,
	2006	2005
Revenues
Vessel Operations	$ 6,399	$ 3,094
Geophysical Services	13,013	8,424
Infrastructure	333	298
Corporate Administration	-	-
Less Intersegment Revenues	(679)	(2)
Total Revenues	$19,066	$11,814

Depreciation and Amortization
Vessel Operations	$ 343	$ 136
Geophysical Services	1,006	376
Infrastructure	498	16
Corporate Administration	-	2
Total Depreciation and Amortization	$ 1,847	$ 530

Interest Expense
Vessel Operations	$ 2	$ -
Geophysical Services	49	61
Infrastructure	1	3
Corporate Administration	-	-
Interest Expense	$ 52	$ 64

Income (Loss) from Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	16
Infrastructure	-	-
Corporate Administration	-	-
Income (Loss) from Equity Method Investees	$ -	$ 16

	For the Three Months Ended
	December 31,
	2006	2005
Income Before Income Tax and Minority Interest
Vessel Operations	$ 104	$ 417
Geophysical Services	4,595	2,282
Infrastructure	(624)	(100)
Corporate Administration	(303)	(182)
Income before Income Tax and Minority Interest	$3,772	$2,417

Provision for Income Tax
Vessel Operations	$435	$ -
Geophysical Services	1,568	196
Infrastructure	-	-
Corporate Administration	-	-
Provision for Income Tax	$2,003	$ 196

Minority Interest
Vessel Operations	$ -	$ -
Geophysical Services	185	174
Infrastructure	(222)	(15)
Corporate Administration	-	-
Minority Interest	$ (37)	$ 159

Segment Income (Loss)
Vessel Operations	$ (331)	$ 417
Geophysical Services	2,842	1,912
Infrastructure	(402)	(85)
Corporate Administration	(303)	(182)
Net Income	$1,806	$2,062

	December 31,
	2006	2005
Segment Assets
Vessel Operations	$ 18,052	$ 16,088
Geophysical Services	32,505	20,836
Infrastructure	8,898	11,854
Corporate Administration	32,951	26,396
Less intersegment investments	(32,877)	(32,257)
Total Assets	$ 59,529	$ 42,917

Investments in Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	311
Infrastructure	-	-
Corporate Administration	-	-
Total Assets	$ -	$ 311

Item 2. Management’s Discussion and Analysis

All dollar amounts stated in this Item 6 are presented in thousands unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-KSB of the Company for the year ended September 30, 2006.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

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

Recent Developments

We continue with development plans for the marine base in Bautino Bay. Construction is expected to commence in the third fiscal quarter 2007. We also expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by March 2008 with final completion of the base occurring by March 2009. Anticipated cost to construct the marine base is approximately $70 million. We plan to achieve this funding through a combination of debt financing in the amount of $49 million and equity financing in the amount of $21 million.

On December 21, 2006, Balykshi LLP, entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24 million. In addition, Balykshi is negotiating a $25 million debt facility with Halyk Savings Bank of Kazakhstan. We expect those negotiations and any agreement on financing to occur during the second fiscal quarter 2007.

We are also in final stage discussions with EBRD to make an equity investment in the marine base in the amount of $6 million. The balance of the $15 million will be provided to Balykshi from the Company. We anticipate raising these funds through the sale of our equity securities.

On January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino Development Company (“Bautino”) to sell our 50% interest in Bautino for $3 million at closing. We anticipate the sale of the hotel will close before March 31, 2007. The purchase price does not include repayment of a $1.1 million construction loan made by Caspian Services to Chagala Group Limited in 2003. The construction loan will not be retired at the hotel sale closing. The Company re-negotiated the terms of the loan and will hold a first secured position in the Chagala Hotel until maturity of the construction loan obligation on September 18, 2010.

Business Review

During the first fiscal quarter of 2007, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
	First Quarter
	2007	2006	% Change
VESSEL OPERATIONS
Operating Revenue	$ 5,817	$ 3,094	88%
Pretax Operating Income/(Loss)[1]	104	417	75%

GEOPHYSICAL SERVICES
Operating Revenue	$ 12,921	$ 8,422	53%
Pretax Operating Income/(Loss) [1]	4,595	2,282	101%

INFRASTRUCTURE DEVELOPMENT
Operating Revenue	$ 328	$ 298	10%
Pretax Operating Income/(Loss) [1]	(624)	(100)	524%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Income/(Loss) [1]	(303)	(182)	66%

Revenue

Total revenue for the first fiscal quarter 2007 was $19,066 compared to $11,814 for the first quarter 2006.

Vessel revenue of $5,817 in the first fiscal quarter 2007 was 88% higher compared to the first fiscal quarter 2006. Vessel operating margins, excluding depreciation, increased from 19% to 26% during the first fiscal quarter 2007. This is due to the fact that during the fiscal first quarter of 2006 we witnessed a reduced number of our vessels on paid winter standby contracts. In comparison to the fiscal first quarter of 2007, all of our vessels were on paid standby contracts. The Saipem contract, for which we mobilized an additional four vessels to the region, was operational for only two months of last year, but for the full three months of this year. Due to the higher demand for vessels, there is also a general improvement in vessel daily rates on all new contracts.

During the three months ended December 31, 2006, geophysical service revenue was $12,921 or 53% higher than during the three months ended December 31, 2005. Geophysical operating margins, excluding depreciation, increased from 51% to 58%. This increase was due to increased demand and higher contract prices.

Infrastructure revenue during the first fiscal quarter 2007 was $328 compared to $298 during the first fiscal quarter 2006. This 10% increase in infrastructure revenue is due to increased water sales. Revenue from product sales less cost of product sold during the first fiscal quarter 2007 was $109 compared to $209 during the first fiscal quarter 2006. This decrease in gross margin from water sales is largely attributable to increased cost of materials because we changed plastic suppliers to ensure on time delivery. We have also experienced increases in utility costs resulting from increased tariffs in 2007.

_________________________

1 Pretax operating income/(loss) represents income before taxes and minority interest.

These factors combined to result in increased operating costs during the three months ended December 31, 2006.

The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate Administration generated a pretax operating loss of $303 during the three months ended December 31, 2006 compared to a pretax operating loss of $182 during the three months ended December 31, 2005.

Vessel Operations

The exploration and production season in the north Caspian Sea where our vessels operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations typically decreases during our first fiscal quarter and is at its lowest level during the second fiscal quarter of each fiscal year.

Vessel revenues are affected by utilization and day rates. Due to greater demand for vessels in the latter half of our 2006 fiscal year we were able to increase day rates for the more recent contract awards. This resulted in us realizing higher day rates during the three months ended December 31, 2006 compared to the first three months ended December 31, 2005.

We experienced an increase in revenue from vessel operations during the three months ended December 31, 2006 as compared to the same period 2005. This increase was largely attributable to improved vessel utilization rates, an increased number of vessels in our fleet and improving day rates. We mobilized an additional four vessels to the Caspian Sea during fiscal 2006. This growth will continue in 2007, when we expect to mobilize three additional vessels into the Caspian Sea. This will bring the total number of vessels in our fleet to fourteen.

We expect the trend of increasing demand to continue in the upcoming year. We already have a full order book for the 2007 work season. Based on charters in place, current negotiations and anticipated increased exploration and production activities in the Caspian Sea - for which we will have to mobilize additional vessels in the upcoming year - we expect revenues and income from vessel operations to be higher throughout fiscal 2007 as compared to fiscal 2006.

Vessel operating costs of $4,273 during the three months ended December 31, 2006 were 71% higher compared to the three months ended December 31, 2006. The increase in vessel operating costs is the result of several factors. A disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessels they own, that we operate. Currently, four of vessels in our fleet are owned by Rederij Waterweg. While it costs us more to operate these vessels than to operate our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg’s large fleet of shallow draft vessels. This relationship makes it possible for us to meet demand for vessels without incurring the significant expense of purchasing additional vessels. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies including consumables such as fuel. As discussed above, while vessel operating costs were higher in the 2007 period, our gross margin from vessel operations still improved. This improvement in gross margin from vessel operations is attributable to several factors including improving day rates on new contracts and the fact that we had more vessels on standby during the first fiscal quarter 2007 than during the comparable 2006 period. We expect gross margin to continue to improve in future periods because we were able successfully negotiate a 30% operational charter rate reduction with Rederij Waterweg in January 2007.

During December 2006, we entered into a contract with Reservoir Exploration Technology ASA, a specialized seismic acquisition company, to provide three shallow draft vessels as survey vessels for an offshore marine seismic acquisition program over the Kashagan oilfield in the North Caspian Sea. We will provide one vessel from our current fleet to fulfill the contract. The remaining two vessels will be new additions to our fleet, through our rental agreement with Rederij Waterweg. The two new additions will be mobilized to the Caspian Sea in April 2007 and are expected to commence operations in May 2007. The contract is for an initial period of one year, with options for up to three additional one-year terms.

In addition to the above, we plan to purchase and mobilize to the Caspian Sea a dedicated shallow water survey/support vessel. This vessel will be contracted out to Veritas Caspian to assist with the “State Geophysical Survey of the Republic of Kazakhstan” project. The vessel will be fitted out with purpose-built seismic acquisition source equipment.

As a result of these anticipated additions to our fleet, we expect that vessel revenue and vessel operating costs will continue to increase throughout fiscal 2007.

Geophysical Services

During the first fiscal quarter 2007 we experienced a significant increase in revenue from geophysical services, as revenue increased $4,499 or 53% compared to the first fiscal quarter 2006 as a result of increased demand for services. The majority of this increase was due to a new KMG contract which resulted in a revenue increase from $1,224 to $4,736. We began providing services under this contract in August 2006 and completed the contract in December 2006.

As a result of increase in demand for onshore seismic services in the region, and the investment in additional equipment, TatArka also performed more work during the first fiscal quarter of 2007 than for the same period of last year. Revenue increased during first fiscal quarter 2007 compared to first fiscal quarter 2006 from $7,198 to $8,185.

TatArka and KMG currently have a number of contracts in place to supply seismic services during the period during March and April 2007. With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2007 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue from geophysical services will continue to increase throughout the remainder of our 2007 fiscal year.

TatArka was able to improve its gross margins during the first fiscal quarter 2007 by mobilizing a second crew and using its own employees and equipment to meet the increased demand for onshore seismic data acquisition services. By comparison, KMG did not have sufficient personnel and equipment to meet the increased demand for its services and was forced to hire subcontractors to fulfill some of its contracts. This resulted in an increase in geophysical costs of revenues in the first fiscal quarter 2007 from $4,107 to $5,402. Despite this overall increase in geophysical costs of revenue during the three months ended December 31, 2006, our gross margin during the quarter improved to 58% compared to 51% during the three months ended December 31, 2005. The improvement in gross margin is the result of increased sales and improving prices.

With the anticipated exploration activities in the Caspian Sea region in 2007, we expect revenues from geophysical services will be higher throughout the 2007 fiscal year as compared to the 2006 fiscal year.

Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because KMG provides marine and transition zone geophysical services, its operations are more seasonal.

Infrastructure Development

During the three months ended December 31, 2006, revenue from water desalinization increased 10% compared to the three months ended December 31, 2005. Revenue from water sales, less the cost of water sales decreased to $109 during the first fiscal quarter 2007, compared to $209 during the first fiscal quarter 2006. These increases in revenue and costs are the result of increased demand for water arising from increased activity in the port of Bautino. This decrease in gross margin from water sales is mainly attributable to increased cost of materials as we switched suppliers of plastic forms for water bottles to ensure timely delivery.

With the anticipated increases in exploration and production activities in the region, we anticipate increased revenue from water desalinization in 2007. However, we do not anticipate significant increase in gross margin from water sales due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

As most of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, demand for water is directly affected by oil and gas exploration and production in the region.

As discussed above, on January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino to sell our 50% interest in Bautino for $3 million at closing. We anticipate the sale of the hotel will close before March 31, 2007. The purchase price does not include repayment of a $1.1 million construction loan made by Caspian Services to Chagala Group Limited in 2003. The construction loan will not be retired at the hotel sale closing. The Company re-negotiated the terms of the loan and will hold a first secured position in the Chagala Hotel until maturity of the construction loan obligation on September 18, 2010.

Corporate Administration

During the quarter ended December 31, 2006, net loss from corporate administration was $303 compared to $182 during the same quarter 2005. This increase in net loss is mainly due to increased travel costs, compensation and payroll expenses.

Consolidated Results

General and Administrative Expenses

General and administrative expenses increased $1,674, or 82% during three months ended December 31, 2006. A primary contributing factor to this increase in general and administrative expense is due to the overall growth of our business. This growth has required us to hire new personnel including key management. In July 2006 we also formed a new subsidiary, Caspian LLP, and opened a branch office of that subsidiary in Aktau, Kazakhstan. This resulted in increases in office rent expenses, payroll and travel costs, all of which contributed to the increases in our general and administrative expenses. We do not anticipate the need for additional subsidiaries in the near future.

Depreciation

Depreciation expense increased 249% from the first fiscal quarter 2006 to the first fiscal quarter 2007. The large increase in depreciation was caused by two principal factors. First, and most significantly, we have made substantial investments in fixed assets. This was most notable in our Geophysical division, where the addition of a second crew was matched by a corresponding increase in equipment. The Vessels operations also acquired new vessels. Second, there was a reassessment of the realistic working life of assets acquired in our desalination plant and this exercise was backdated to the date of acquisition.

Exchange Gain (Loss)

During the first fiscal quarter 2006 we realized an exchange loss of $154 compared to an exchange gain during the first fiscal quarter of 2007 of $41. The exchange loss in 2006 resulted from the revaluation of a foreign currency finance lease and was avoided this year because the lease was fully paid off.

Other Income

Other income increased $95, or 164% during the three months ended December 31, 2006. The significant increase in other income is primarily due to a partial reduction in the provision for doubtful accounts due to payments received during the first fiscal quarter 2007.

Provision for Income Tax

During the three months ended December 31, 2006 our provision for income tax increased $1,807 or 922% to $2,003. The large increase was partially the result of one time adjustments that caused last year’s charge to be abnormally low. This year’s charge can be explained by several factors. The principle of consolidation for tax purposes does not exist in Kazakhstan. This means that tax losses in one segment of our business cannot be offset against taxable profits in another. The Geophysical division made substantial profits and is responsible for most of the income tax provision. The Geophysical division’s taxable profits increased because some charges were not tax deductible. The Vessels operations provided for deferred tax, payable at a future date.

Net Income and Income per Share

For the reasons discussed above, during the first fiscal quarter 2007 our net income of $1,806, or $0.04 per share was $256, or $0.01 per share lower than the net income and income per share we realized during the first fiscal quarter 2006.

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

The following table provides an overview of our cash flow during the first fiscal 2007 and 2006.

	Three months ended December 31, 2006	Three months ended December 31, 2005

Net cash provided by (used in) operating activities	$ 5,257	$ (571)
Net cash used in investing activities	(1,228)	(1,162)
Net cash provided by financing activities	1,661	(205)
Effect of exchange rate changes on cash	(610)	5

Net Change in Cash	$ 5,080	$ (1,933)

In the first fiscal quarter 2007 net cash provided by operating activities was $5,257, compared to net cash used in operating activities of $571 during the first fiscal quarter 2006. This change to cash flow from operating activities is the result of an increase in depreciation and amortization of equipment and drydocking costs of $2,009, a decrease in trade accounts of $3,152 and a decrease in prepaid expenses and other current assets of $433. The changes in net cash provided by operating activities were only partially offset by a $2,282 decrease in deferred revenue and $1,135 decrease in accounts payable and accrued expenses.

During the three months ended December 31, 2006 we invested $1,211 in vessels and equipment. This included purchases of machinery and equipment for $617, vehicles for $272 and other fixed assets for $54 and increased costs of Atash Marine base of $268. These purchases were only partially offset by proceeds from sale of property and equipment for $21.

Financing

In October 2006 TatArka entered into agreement with one of its customer, which is not a related party, to receive a short-term non-interest bearing loan for $978. $191 was repaid in December 2006. The loan is due in six month.

During the three months ended December 31, 2006 TatArka borrowed an additional $500 from a bank and repaid $850 in January 2007. This note was non-collateralized and bore interest at a rate of 14% per annum.

In December 2006 Bauta repaid $26 of notes payable. These notes bore interest at 18%.

In September, 2006 Aton International exercised outstanding warrants granted in March 2005 to purchase 765,845 shares of our common stock for $2,298. These funds were received in October 2006.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$2,176	$1,881	$ 295	$ -	$ -
Operating Leases	184	156	28	-	-
Total	$2,360	$2,047	$ 325	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of December 31, 2006 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements No. 123, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates our ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R became effective beginning October 1, 2006. The adoption of this standard is not expected to have a material impact on the consolidated financial statements for currently outstanding unvested options but may have an impact on any options issued in the future. The impact of adoption will be dependent on several factors, including but not limited to, the future stock-based compensation strategy and stock price volatility of our common stock.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in foreign currency exchange rates.

Foreign Currency Risk

The functional currency for Caspian Services Group Limited is the U.S. dollar. The functional currency for all other subsidiaries is the Kazakh Tenge. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. When the US dollar strengthens in relation to the Kazakh Tenge, the US dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk. We do, however, seek to minimize currency risk through our client contracts, which are denominated in several currencies, including Euros, U.S. Dollars and Kazakh Tenge.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. As discussed in more detail below our Certifying Officers discovered some deficiencies during their evaluation of our controls and procedures which they do not believe were serious enough to have a material impact on the Company’s ability to record, process, summarize and report interim financial data and to ensure that such information is timely accumulated and communicated to management.

Changes in Internal Control over Financial Reporting

During the course of preparing the financial statements for the three months ended December 31, 2006, we identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to our financial statements for the year ended September 30, 2006. However, these misstatements were considered material to our financial statements for the three months ended December 31, 2006. These findings were communicated to our independent registered public accountants, who concurred with our view that these misstatements were immaterial, both individually and in the aggregate to our financial statements for the year ended September 30, 2006.

Consistent with the guidance provided in Staff Accounting Bulletin 108, we are not required to amend our annual report on Form 10-KSB to correct these misstatements. Rather, in this quarterly report we have corrected the balance sheet for the year ended September 30, 2006. These misstatements relate to capitalizing certain costs associated with the acquisition of a new vessel, accrual of certain geophysical costs and allocation of minority interest. These problems were caused mainly by communication difficulties with a subsidiary in its first year of consolidation. As a result, we implemented procedures to insure that financial information received from our subsidiaries are complete and accurate and contain all necessary adjustments. Monitoring of data, which detected the original misstatement, continues to be performed. We believe these changes will improve our control over financial reporting.

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously described in Items 1 of Part I of our Form 10-KSB filed on January 16, 2007.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Employment Agreement – John Baile
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: February 19, 2007	/s/ Laird Garrard
Laird Garrard, Chief Executive Officer

Date: February 19, 2007	/s/ John Baile
John Baile, Chief Financial Officer