Form 10-Q
period 2007-03-31
CASPIAN SERVICES INC
filed 2007-05-21
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-33215

CASPIAN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 East 200 South, Suite 340
Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of May 14, 2007, the registrant had 42,068,735 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and September 30, 2006	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three and six months ended March 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three and six months ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Managements’ Discussion and Analysis of Financial Condition
And Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 6. Exhibits	31

Signatures	31

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share and per share data)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets
Cash	$ 2,805	$ 2,858
Trade accounts receivable, net of allowance of $123 and $1, respectively	2,450	11,125
Other receivables, net of allowance of $36 and $370, respectively	567	1,375
Subscriptions receivable	—	2,298
Accounts receivable from related parties, net	192	2,873
Inventories	535	790
Prepaid taxes	2,889	890
Advances paid	4,198	1,501
Prepaid expenses and other current assets	559	240
Total Current Assets	14,195	23,950
Vessels, equipment and property, net	36,033	33,064
Drydocking costs, net	10	172
Goodwill	3,218	3,135
Intangible assets, net	253	229
Investments	—	—
Notes receivable	1,100	1,100
Total Assets	$ 54,809	$ 61,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 2,575	$ 7,174
Accrued expenses	1,442	1,134
Tax liabilities	814	1,161
Deferred revenue	39	3,810
Accounts payable to related parties	328	1,989
Notes payable - related parties	—	467
Current portion of long-term debt	2,454	1,612
Total Current Liabilities	7,652	17,347
Long-Term Liabilities
Long-Term Debt - Net of Current Portion	295	148
Deferred income tax liability	1,857	1,248
Total Liabilities	9,804	18,743

Minority Interest	3,096	3,291
Shareholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
42,068,735 shares issued and outstanding	42	42
Additional paid-in capital	38,804	38,804
Accumulated other comprehensive income	2,062	1,597
Retained earnings (accumulated deficit)	1,001	(827)
Total Shareholders’ Equity	41,909	39,616
Total Liabilities and Shareholders’ Equity	$ 54,809	$ 61,650

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2007	2006	2007	2006

Revenues
Vessel revenues	$ 1,874	$ 981	$ 7,691	$ 4,075
Geophysical service revenues	3,651	4,281	16,572	12,703
Product sales	322	237	650	535
Total Revenues	5,847	5,499	24,913	17,313

Operating Expenses
Vessel operating costs	2,180	1,761	6,453	4,266
Geophysical costs of revenues	2,151	1,084	7,553	5,730
Cost of product sold	213	100	432	189
Depreciation	1,342	806	3,189	1,336
General and administrative	3,421	2,946	7,125	4,437
Total Operating Expenses	9,307	6,697	24,752	15,958
Income (Loss) from Operations	(3,460)	(1,198)	161	1,355

Other Income (Expense)
Interest expense	(65)	(67)	(117)	(131)
Exchange gain (loss)	(9)	167	32	13
Interest income	72	(7)	81	1
Income from equity method investees	0	120	0	136
Other	3,301	(60)	3,454	(2)
Net Other Income	3,299	153	3,450	17

Net Income (Loss) Before Income Tax and Minority Interest	(161)	(1,045)	3,611	1,372
Provision for income tax	(113)	(1,937)	(2,116)	(2,133)
Minority interest	297	(610)	334	(769)
Net Income (Loss)	$ 23	$ (3,592)	$ 1,829	$ (1,530)
Basic Income Per Common Share	$ 0.00	$ (0.09)	$ 0.04	$ (0.04)
Diluted Income Per Common Share	$ 0.00	$ —	$ 0.04	$ —
Basic Weighted Average Common Share Outstanding	42,068,735	39,221,083	42,068,735	39,075,837
Diluted Weighted Average Common Share Outstanding	42,849,985	—	42,909,071	—

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 1,829	$ (1,530)
Adjustments to reconcile net loss to net cash from operating activities:
Loss / (gain) on disposal of equipment	112	—
Depreciation and amortization of drydocking costs	3,351	1,236
Minority interest	(334)	769
Net income in equity method investees	—	(136)
Foreign currency exchange (gain) loss	(32)	(13)
Compensation from issuance of options	16	5
Changes in current assets and liabilities:
Trade accounts receivable	8,746	(1,623)
Change in accounts receivable from related parties	2,612	(70)
Other receivables	839	260
Inventories	270	(28)
Prepaid expenses and other current assets	(2,948)	211
Accounts payable and accrued expenses	(4,712)	(1,292)
Change in accounts payable to related parties	(1,786)	396
Income tax payable	(1,355)	522
Deferred revenue	(3,605)	(2,372)
Net cash provided by / (used in) operating activities	$ 3,003	$ (3,665)

Cash flows from investing activities:
Purchase of intangible assets	(40)	—
Advances on related party notes receivable	—	(448)
Repayments on related party notes receivable	—	311
Proceeds from sale of property and equipment	24	11
Purchase of vessels and equipment	(5,476)	(1,433)
Net cash used in investing activities	$ (5,492)	$ (1,559)

Cash flows from financing activities:
Proceeds from issuance of debt	3,488	3,956
Principal payments on short-term debt to related parties	(467)	517
Principal payments on notes payable	(2,524)	(2,601)
Proceeds from issuance of common stock	2,298	4,922
Costs of raising capital	—	—
Net cash provided by financing activities	$ 2,795	$ 6,794
Effect of exchange rate changes on cash	(359)	189
Net change in cash	(53)	1,759
Cash at beginning of period	2,858	2,600
Cash at end of period	2,805	4,359

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 271	$ 556
Cash paid for income tax	$ 1,470	$ 1,615

Supplemental disclosure of non-cash investing and financing information:
Issuance of stock for investment in Balykshi	$ —	$ 2,000
Stock issued for receivable collected after quarter end	$ —	$ 3,000

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-KSB filed on January 30, 2007. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited (“Caspian”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysica, Ltd (“CGEO”), Balykshi LLP (“Balykshi”) and majority owned subsidiaries, CJSC Bauta, (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively (“Caspian” or the “Company”). KMG has a 50% non-controlling interest in Veritas Caspian LLP (“Veritas”) for which the investment is accounted by the equity method. Our initial investment in Veritas has been reduced to zero due to accumulated losses. Caspian had a non-controlling 50% interest in Bautino Development Company, LLC (“Bautino”) which was sold in March 2007. Our initial investments in Bautino has been reduced to zero due to accumulated losses. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company provides seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; maintains a fleet of shallow draft vessels that it commissions to companies engaged in oil and gas development activities in the North Caspian Sea; and other oilfield services such as desalinated water and the development of a marine base located at the Port of Bautino.

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

The Company has 1,000,000 warrants that have been excluded from the calculation of dilutive earnings per share as the exercise price of the warrants is in excess of the market value of the common stock. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at March 31, 2007 and 2006:

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Six Months		For the Three Months
	March 31,		March 31,
	2007	2006	2007	2006
Basic weighted-average common shares outstanding	42,068,735	39,075,837	42,068,735	39,221,083
Diluted effect of outstanding options	159,664	—	218,750	—
Diluted weighted-average common shares outstanding	42,228,399	39,075,837	42,287,485	39,221,083

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

For the three and six months ended March 31, 2007, the Company recognized $8 and $16 of compensation expense related to stock options. For the three and six months ended March 31, 2006, the Company recognized $5 and $9 of compensation expense related to stock options. At March 31, 2007 there was approximately $16 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.5 years.

The Company granted no options during the six months ended March 31, 2007. Information related to options outstanding at March 31, 2007 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregare Intrinsic Value
Outstanding at March 31, 2007	1,000,000	$ 5.00	$ 2.24	1,000,000

Exercisable at March 31, 2007	975,000	$ 3.00	$ 7.31	975,000

For options granted subsequent to the adoption date of SFAS 123R on October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts below for the three and six months ended March 31, 2006.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2006	For the Six Months Ended March 31, 2006
Net loss applicable to common shareholders, as reported	$ (3,592)	$ (1,530)

Add: Total stock-based employee compensation expense
recorded	—	5
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(507)	(1,025)
Pro Forma Net Income	$ (4,099)	$ (2,550)
Income per share:
As reported:
Basic	$ (0.09)	$ (0.04)
Pro forma:
Basic	$ (0.10)	$ (0.07)

Concentrations of Credit Risk — The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2006 and 2007. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and does not have the same concentration of credit risk.

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

Reclassifications — Certain reclassifications have been made to the 2006 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Corrected prior year financial - During the course of preparing the financial statements for the three months ended December 31, 2006, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended September 30, 2006. However, these misstatements were considered material to the Company’s financial statements for the three months ended December 31, 2006. As a result, the Company corrected the financial statements for the year ended September 30, 2006. The corrected balance sheet as of September 30, 2006 is included in these financial statements. These misstatements relate to capitalizing certain costs associated with the acquisition of a new vessel, accrual of certain geophysical costs and allocation of minority interest. The effect of correcting these misstatements resulted in an increase in total assets of $612, total liabilities of $340, a decrease in minority interest of $208 and an increase in total equity of $480, which included a decrease in net lost of $219. These misstatements were caused mainly by communication difficulties with a subsidiary in its first year of consolidation.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 2 — DEVELOPMENT OF MARINE BASE

The Company continues with development plans for the marine base in Bautino Bay. Construction is expected to commence in the third fiscal quarter 2007. The Company also expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by March 2008 with final completion of the base occurring by March 2009. Anticipated cost to construct the marine base is approximately $71,800. The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000 and equity financing in the amount of $39,800.

In December 2006, Balykshi LLP entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24,000 and is negotiating an additional $8,000 debt facility. The Company expects those negotiations and any agreement on financing to occur during the third fiscal quarter 2007.

The Company is also in final stage discussions with EBRD to make an equity investment in the marine base in the amount of $10,000. The balance of $29,800 will be provided to Balykshi from the Company. The Company anticipates raising these funds through the sale of its equity securities.

During the six months ended March 31, 2007, the Company incurred construction costs of $2,003.

NOTE 3 – LONG-TERM DEBT

During the six months ended March 31, 2007, TatArka borrowed an additional $506 from a local bank and repaid $994 on outstanding loans. The non-collateralized note for $506 bore interest at 14% and was repaid in January 2007.

In October 2006 TatArka borrowed $989 from a customer that was fully repaid in February 2007. The loan was non-interest bearing. The customer providing the financial assistance is not a related party to the Company.

In December 2006 Bauta repaid $26 of notes payable bearing interest at 18%. In January 2007 Bauta borrowed an additional $12 at 18% interest per annum. As of March 31, 2007 $1 had been repaid.

In February 2007 Balykshi borrowed $2,000 from a bank. The note is not collateralized and bears interest at 12%.

Long-term debt consists of the following:

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

	March 31,	September 30,
	2007	2006

Bank loan bearing interest at 18%
due December 2006	$ —	$ 26
Bank loan bearing interest at 14%
repaid in October 2006; secured by geophysical equipment	—	700
Bank loan bearing interest at 14%
due quarterly till March 2008; secured by geophysical equipment	738	1,034
Bank loan bearing interest at 12%
due July 2007	2,000	—
Bank loan bearing interest at 18%
due December 2008	11	—

Total Long-term Debt	2,749	1,760
Less: Current Portion	2,454	1,612
Long-term Debt - Net of Current Portion	$ 295	$ 148

NOTE 4 — STOCKHOLDERS’ EQUITY

At March 31, 2007 the Company had outstanding options to purchase 1,000,000 shares of common stock with an exercisable price of $3.00, weighted average remaining term of 7.3 years and an aggregate intrinsic value of $1,000. At March 31, 2007, 975,000 of these options were exercisable with weighted average remaining term of 7.4 years and aggregate intrinsic value of $975. 100,000 of these options will expire in September 2009, 100,000 will expire in September 2010 and the balance will expire in August 2015.

At March 31, 2007 the Company had outstanding warrants to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $5.00, expire in March 2009 and have no intrinsic value.

NOTE 5 — COMPREHENSIVE INCOME

Comprehensive income for the six months ended March 31, 2007 and 2006 was $2,294 and $1,268 respectively. Accumulated other comprehensive income is included in stockholder’s equity and consists of the foreign currency translation adjustments.

NOTE 6 – OTHER INCOME

In January 2007, the Company entered into an agreement with the Chagala Group Limited, its joint venture partner in Bautino Development Company (“Bautino”) to sell its 50% interest in Bautino for $3,000. The sale of the hotel closed in March 2007.

The total gain from the sale was $3,000 as the initial investment of $96 was reduced to zero in previous years due to losses incurred by Bautino. The $3,000 gain is included in other income.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

In December 2004, the Company loaned Bautino $1,100 to help fund the construction of the second phase of the hotel. As part of this sale agreement, the repayment terms of the loan was renegotiated and in May 2007, the $1,100 was repaid.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Economic Environment — In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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

Environmental Uncertainties — Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on ongoing engineering studies, discussions with the environmental authorities and assumptions as to the areas that may have to be remediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007 and 2006, the Company paid entities which have owners in common (Help LLP, Master Co and VIP International Kazakhstan), $518 and $163, respectively, for corporate travel, car rental and visa support.

The Company paid an entity under common management, (KazakhstanCaspiShelf (“KCS”)), $2,995 and $0 during the six months ended March 31, 2007 and 2006, respectively, for vessel rental. In this instance, the Company was acting as an intermediary between KCS and the KCS customer. The Company managed the contract, collected and forwarded revenues and was paid a commission by KCS. The Company also recognized $869 and $0 for geological, seismic services and data processing revenues during the same period from the same entity.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

The Company recognized $3,627 and $0 of vessel revenue during the six months ended March 31, 2007 and 2006, respectively from Veritas Caspian, a 50% joint venture of KMG.

Accounts receivable from related parties consist of the following:

Related party’s Name	Description	March 31, 2007	September 30, 2006

KazakhstanCaspiShelf	vessel rental, seismic work	$ 183	$ —
Veritas Caspian	rent of vessels	—	2,834
Others	services provided	9	39
TOTAL		$ 192	$ 2,873

Accounts payable due to related parties consist of the following:

Related party’s Name	Description	March 31, 2007	September 30, 2006

Veritas Caspian	rent of vessels	$ 206	$ —
Officers	business trip expenses	104	61
KazakhstanCaspiShelf	vessel rental, seismic work	—	1,470
Gis-Caspi	intermediary services including survey scouting technical feasibility and preparation of tender documents	—	352
Other	services received	18	106
TOTAL		$ 328	$ 1,989

NOTE 9 – SEGMENT INFORMATION

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

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues
Vessel Operations	$ 2,704	$ 981	$ 9,103	$ 4,075
Geophysical Services	3,792	4,279	16,805	12,703
Infrastructure	323	244	656	542
Corporate Administration	—	—	—	—
Less Intersegment Revenues	(972)	(5)	(1,651)	(7)
Total Revenues	$ 5,847	$ 5,499	$ 24,913	$ 17,313

Depreciation
Vessel Operations	$ 325	$ 362	$ 668	$ 498
Geophysical Services	909	390	1,915	766
Infrastructure	106	54	604	70
Corporate Administration	2	—	2	2
Total Depreciation	$ 1,342	$ 806	$ 3,189	$ 1,336

Interest Expense
Vessel Operations	$ —	$ (15)	$ (2)	$ (15)
Geophysical Services	(31)	(49)	(80)	(110)
Infrastructure	(34)	(3)	(35)	(6)
Corporate Adminstration	—	—	—	—
Interest Expense	$ (65)	$ (67)	$ (117)	$ (131)

Income (Loss) from Equity Method Investees
Vessel Operations	$ —	$ —	$ —	$ —
Geophysical Services	—	120	—	136
Infrastructure	—	—	—	—
Corporate Administration	—	—	—	—
Income (Loss) from Equity Method Investees	$ —	$ 120	$ —	$ 136

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Income/(Loss) Before Income Tax and Minority Interest
Vessel Operations	$ (2,587)	$ (2,429)	$ (2,483)	$ (2,012)
Geophysical Services	(384)	1,456	4,211	3,738
Infrastructure	2,747	(66)	2,123	(166)
Corporate Administration	63	(6)	(240)	(188)
Income/(Loss) before Income Tax and Minority Interest	$ (161)	$ (1,045)	$ 3,611	$ 1,372

Provision for Income Tax
Vessel Operations	$ (60)	$ —	$ (495)	$ —
Geophysical Services	(53)	(1,937)	(1,621)	(2,133)
Infrastructure	—	—	—	—
Corporate Administration	—	—	—	—
Provision for Income Tax	$ (113)	$ (1,937)	$ (2,116)	$ (2,133)

Minority Interest
Vessel Operations	$ —	$ —	$ —	$ —
Geophysical Services	243	(629)	58	(803)
Infrastructure	54	19	276	34
Corporate Administration	—	—	—	—
Minority Interest	$ 297	$ (610)	$ 334	$ (769)

Segment Income (Loss)
Vessel Operations	$ (2,647)	$ (2,429)	$ (2,978)	$ (2,012)
Geophysical Services	(194)	(1,110)	2,648	802
Infrastructure	2,801	(47)	2,399	(132)
Corporate Administration	63	(6)	(240)	(188)
Net Income	$ 23	$ (3,592)	$ 1,829	$ (1,530)

			March 31,	September 30,
			2007	2006
Segment Assets
Vessel Operations			$ 16,727	$ 19,983
Geophysical Services			26,289	30,190
Infrastructure			11,743	8,990
Corporate Administration			33,112	33,415
Less intersegment investments			(33,062)	(30,928)
Total Assets			$ 54,809	$ 61,650

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our Form 10-KSB for the year ended September 30, 2006.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Statements

Certain statements contained herein including, but not limited to those relating to our negotiations for future charters and work contracts including future potential revenue, future expenses, changes in the composition of our vessel fleet, future growth of our vessel fleet, plans for development of the marine base, our ability to obtain future governmental approvals, expansion of our operations, future equipment acquisitions, our ability to generate additional work, future demand for oil and gas, future commodity price environment, forecasts of the quantity and recoverability of oil and gas reserves in the Kazakhstan sector of the Caspian Sea, managing our asset base, integration of new technology into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipates” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy that involve risk and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent Developments

We continue with development plans for our marine base in Bautino Bay. Construction is expected to commence in the third fiscal quarter 2007. We also expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by March 2008 with final completion of the base occurring by March 2009. Anticipated cost to construct the marine base is approximately $71,800. We plan to achieve this funding through a combination of debt financing in the amount of $32,000 and equity financing in the amount of $40,000.

In December 2006, Balykshi LLP entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24,000 and is negotiating an additional $8,000 debt facility. We expect those negotiations and any agreement on financing to occur during the third fiscal quarter 2007.

We are also in final stage discussions with EBRD to make an equity investment in the marine base in the amount of $10,000. The balance of $30,000 will be provided to Balykshi from the Company. We anticipate raising these funds through a private placement of our equity securities.

In January 2007 we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino Development Company (“Bautino”) to sell our 50% interest in Bautino for $3,000. The sale of the hotel closed in March 2007. The gain on the sale of our interest in Bautino is included in other income for the six months ended March 31, 2007. The sale price did not include repayment of a $1,100 construction loan made by the Company to Chagala Group Limited in 2003. This construction loan was repaid in May 2007.

Business Review

Typically, we experience a significant reduction in revenues during the second fiscal quarter of each year as a result of the freezing over of the Caspian Sea. During the winter season, from November to March, our vessels are usually not engaged in active operations. Winter conditions also restrict the amount of seismic work that can be performed. Despite the fact that we are not engaged in active operations, we continue to incur expenses in connection with maintenance, crewing and other fixed costs associated with our operations. Toward the end of the second fiscal quarter, we also incur costs as we begin to prepare for the commencement of the operating season. As a result, we expect to experience losses from operations during the second fiscal quarter of each year. We then experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

During the second fiscal quarter of 2007, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)

	For the Three Months Ended March 31,			For the Six Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change

VESSEL OPERATIONS
Operating Revenue	$ 2,704	$ 981	175%	$ 9,103	$ 4,075	123%
Pretax Operating Income (Loss)[1]	(2,587)	(2,429)	7%	(2,483)	(2,012)	23%

GEOPHYSICAL SERVICES
Operating Revenue	$ 3,792	$ 4,279	11%	$ 6,805	$ 12,703	32%
Pretax Operating Income/(Loss) [1]	(384)	1,456	126%	4,211	3,738	13%

INFRASTUCTURE
Operating Revenue	$ 323	$ 244	36%	$ 656	$ 542	21%
Pretax Operating Income/(Loss)[1]	2,747	(66)	4,262%	2,123	(166)	1,379%

CORPORATE ADMINISTRATION
Operating Revenue	$ —	$ —	n/a	$ —	$ —	N/a
Pretax Operating Income/(Loss)[1]	63	(6)	1,150%	(240)	(188)	28%

Summary of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Total revenue during the three months ended March 31, 2007 was $5,847 compared to $5,499 during the three months ended March 31, 2006, an increase of 6%. Vessel revenue improved because we were able to charge higher winter standby rates and because all of our vessels were under charter during the second quarter 2007, which was not the case in 2006. This led to improved operating margins during the quarter. Geophysical services revenue was down during the second fiscal quarter 2007 because sales can fluctuate depending on the size of individual contracts. Infrastructure revenue improved but, as a percentage of total revenues is less material to total revenue than vessel operations and geophysical services.

_________________________

1  Pretax operating income/(loss represents income before taxes and minority interest

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Total operating expenses increased by $2,610 or 39% to $9,307 in the three months ended March 31, 2007 compared to the same period ended March 31, 2006. This increase was due to several factors including increased personnel and equipment costs associated with the expansion of the production capacity of TatArka. The additional personnel and equipment leave us well positioned to profit from this expanding sector but led to unabsorbed fixed costs in the slower winter period and a reduction in margin. The other factor was increased payroll cost and repairs in the vessel division due to additional hired personnel and more vessels rented in 2007.

During the second fiscal quarter 2007, loss from operations was $3,460 compared to loss from operations during the second fiscal quarter of 2006 of $1,198. The difference can be attributed to the increased cost of idle assets. Net income during the three months ended March 31, 2007 rose to $23 compared to net loss of $3,592 during the same period of 2006. This significant improvement resulted from the sale of our interest in Bautino.

Vessel Operations

As discussed above, second fiscal quarter revenue from vessel operations of $2,704 increased 176% year-on-year. This is explained by obtaining higher winter standby rates on more vessels and over more months than in the same quarter 2006. All of our vessels are contracted to the end of the year, so we expect strong revenue.

During the three months ended March 31, 2007, vessel operating costs increased by $419, or 24%, compared to the three months ended March 31, 2006. The division realized a loss in the quarter because of two factors. First, vessel maintenance costs were higher because we had more vessels in drydock during the second quarter 2007. Second, a disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. We pay a day rate to Rederij Waterweg for the vessels they own and that we operate. Currently, four of the eleven vessels in our fleet are owned by Rederij Waterweg. While it costs us more to operate these vessels, we are willing to accept a reduced profit margin to gain access to Rederij Waterweg’s large fleet of shallow draft vessels. This relationship makes it possible for us to meet demand without incurring the significant expense of purchasing additional vessels and leaves us well positioned for the strong third and fourth quarters.

As of the date of this report all eleven vessels that we operate are on contract. Our two MUC’s, two tugs and our multi-purpose utility vessel remain on long term charter and they are presently being made ready for the commencement of the operational season.  One of our two accommodation platforms and one of our tugs are currently on short term charter. We are in negotiations for follow on work with another party to charter these platforms, as well as one of our supply vessels and our newly built high speed crew boat. The second accommodation platform is undergoing maintenance in Astrakhan and will take up a long term charter on its arrival back in the Caspian Sea, which is scheduled to be May 21st 2007.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Geophysical Services

While we are still able to provide some geophysical services during the winter months, our ability to provide seismic data acquisition services is directly impacted by weather conditions and productivity is significantly reduced. TatArka can provide onshore geophysical research services throughout the year. Because KMG provides marine and transition zone geophysical services, its operations are more seasonal. Revenue from geophysical services decreased by $630 or 15%. We expect reduced activity in this period and the gain or loss of one contract can have a disproportionate effect on an already low figure. We believe this fluctuation is not significant and does not indicate a trend to lower revenue in future quarters.

Operating costs increased by $1,067 or 98% during the six months ended March 31, 2007 compared to the six months ended March 31, 2006. This is because we have increased the number of teams and equipment available for seismic operations. The cost of unused assets will be higher in our slowest quarter but will leave us well placed for the rest of the year.

With the anticipated exploration activities in the Caspian Sea region in 2007, we expect revenues from geophysical services will be higher throughout the 2007 fiscal year as compared to the 2006 fiscal year.

Infrastructure

Revenue from infrastructure, which was primarily attributable to water desalinization, increased 36% during the three months ended March 31, 2007 compared to the same three month period ended March 31, 2006. During the three months ended March 31, 2007 costs related to infrastructure increased 113% compared to the three months ended March 31, 2006. These increases in revenue and costs are the result of increased demand for water arising from increased activity in the port of Bautino. The decrease in gross margin from water sales is mainly attributable to increased cost of materials as we switched suppliers of plastic forms for water bottles to ensure timely delivery and increased utility costs due to higher tariffs in 2007.

Much like our vessel operations, our water desalinization operations are seasonal. With the onset of the work season at the end of the second fiscal quarter, we anticipate demand for our products, and correspondingly, revenue and costs of products sold will improve in the third and fourth quarters of fiscal 2007. However, we do not expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

On January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino to sell our 50% interest in that for $3,000. The sale of the hotel closed in March 2007. The gain on the sale of our interest in Bautino is included in other income for the six months at March 31, 2007. The sale price did not include repayment of a $1,100 construction loan made by the Company to Chagala Group Limited in 2003. This construction loan was repaid in May 2007.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Corporate Administration

During the quarter ended March 31, 2007 net income from corporate administration was $63 compared to net loss $6 during the quarter ended March 31, 2006. The small amount of income related to interest made on lending excess cash deposits. The decrease in net loss during the quarter ended March 31, 2007 is mainly attributable to decreased travel expenses. Corporate administration realized intersegment revenue for $95 and $0 during the second fiscal quarter of 2007 and 2006, respectively. We do not expect to engage in additional lending in the future and do not expect our corporate administration segment to realize revenue in future periods.

Consolidated Results

General and Administrative Expenses

General and administrative expense increased by $475, or 16%, for the quarter ended March 31, 2007, compared to the same period ended March 31, 2006. The increase in general and administrative expense is due to increased payroll and employee related costs as a result of the expansion of our work force to meet the anticipated expansion of our business operations. We believe we currently have sufficient staffing to meet our business needs and expect to add additional personnel only to the extent that we expand into new operations such as construction of the marine base.

Depreciation

Depreciation expense increased by $536 or 67% to $1,342 during the second fiscal quarter 2007 compared to the same quarter 2006. This increase in depreciation is primarily attributable to the purchase of additional seismic equipment by TatArka during 2006 and the new vessel, Caspian Raushan, acquired in September 2006. We plan additional investment in production capacity in the current fiscal year, which should lead to higher depreciation expenses in upcoming fiscal quarters.

Exchange Gain (Loss)

During the second fiscal quarter 2007 we realized an exchange loss of $9 compared to an exchange gain during the second fiscal quarter 2006 of $167. The change is due to fluctuations in the rate of the Kazakh Tenge to the US Dollar.

Income from Equity Method Investments

During the second fiscal quarter 2007 income from equity method investments was $0, compared to $120 during the second fiscal quarter 2006. The income realized in 2006 was primarily attributable to our interest in Ishymgeophysica, which was sold in June 2006.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Other

During the three months ended March 31, 2006 we incurred other expenses of $60. By comparison, during the three months ended March 31, 2007 we realized other income of $3,301. As discussed above this change from other expense to other income is primarily attributable to the $3,000 gain we realized on the sale of our interest in Bautino. The residual balance of net income for $300 is attributable to sale of materials by TatArka to KazakhCaspiShelf, a related party. We do not expect significant changes in the forthcoming quarters.

Provision for Income Tax

Provision for income taxes is discussed below in the analysis of the six month periods ended March 31, 2007 and 2006.

Net Income and Income per Share

During the second fiscal quarter 2007 we realized net income of $23, or $0.00 per share. By comparison during the second fiscal quarter 2006, we realized a net loss of $3,592 or $0.09 per share. As discussed above, the reason for this significant change was the sale of our interest in Bautino, which resulted in the realization of a $3,000 gain. Excluding the gain from the sale of Bautino, our net loss and net loss per share during the second fiscal quarter 2007 would have been $2,977 or $0.07 per share, respectively.

Six months ended March 31, 2007 compared to the six months ended March 31, 2006

Total revenue during the six months ended March 31, 2007 was $24,913 compared to $17,313 during the six months ended March 31, 2006, an increase of 44%. This is a significant improvement, considering that the period includes the traditionally slow second quarter. Revenue in each segment improved as compared to 2006, with geophysical being noticeably stronger during the first fiscal quarter 2007.

Total operating expenses increased by $8,794 or 55% to $24,752 in the six months ended March 31, 2007 compared to the same period ended March 31, 2006. The principal cause was the increased expenses due to additional personnel and equipment in our geophysical division. Increased expenses coupled with the low level of activity during the second fiscal quarter of each year lead to higher unabsorbed costs. This is likely to be an ongoing trend during the second fiscal quarter of each year. We expect that, while the increased production capacity will cause higher costs with little offsetting revenue in slow quarters, it will result in greater revenues during our peak operational periods. Another factor that contributed to higher expenses was increased payroll costs and repairs in our vessel division due to additional hired personnel and more vessels rented in 2007.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

During the six month period ended March 31, 2007, we realized income from operations of $161 compared to income from operations during the same period 2006 of $1,355. As stated, this arises mostly from unabsorbed production and depreciation costs in an idle period. Net income during the six months ended March 31, 2007 was $1,829 compared to a net loss during the same period 2006 of $1,530. The improvement is caused by the profit on the sale of our interest in Bautino.

Vessel Operations

Revenue for the six months ended March 31, 2007 increased by 123% year-on-year. This was because more vessels were under charter, rates were higher and vessels were charged for a greater number of months.

During the six months ended March 31, 2007, vessel operating costs were $6,453 compared to $4,266 during the six months ended March 31, 2006. The $2,187 increase in costs was more than offset by the $3,616 additional revenue. During the six months ended March 31, 2007 vessel operating costs as a percentage of vessel revenues decreased to 84% from 105% during the six months ended March 31, 2006.

The increase in vessel operating costs is the result of several factors. First, vessel maintenance costs were higher because we had more vessels in drydock during the second quarter 2007. Second, a disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. These vessels operate at lower margins but do not tie up capital. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies, including consumables. As discussed above, while vessel operating costs were higher in the 2007 period, our gross margin from vessel operations still improved. We expect gross margin to continue to improve in future periods as a result of our successful negotiation of a 30% operational charter rate reduction with Rederij Waterweg which took effect in January 2007.

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

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

As a result of these anticipated additions to our fleet, we expect that vessel revenue will rise throughout fiscal 2007, with accompanying increases in variable costs.

Geophysical Services

During the six months ended March 31, 2007 we experienced a significant increase in revenue from geophysical services, as revenue increased by $3,869 or 30% compared to the six months of 2006. The majority of this increase was due to a new KMG contract that resulted in a $1,931 revenue increase. We began providing services under this contract in August 2006 and completed the contract in December 2006.

As a result of increased demand for onshore seismic services in the region, and the expansion of crew and the purchase of additional equipment, TatArka also performed more work during the six months of 2007 than for the same period 2006. TatArka’s revenue increased during the six months 2007 compared to the six months 2006 from $9,727 to $11,665.

With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2007 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue from geophysical services will continue to increase throughout the remainder of our 2007 fiscal year.

TatArka was able to improve its gross margins during the first six months of fiscal 2007 by mobilizing a second crew and using its own employees and equipment to meet the increased demand for onshore seismic data acquisition services. By comparison, KMG did not have sufficient personnel and equipment to meet the increased demand for its services and was forced to hire subcontractors to fulfill some of its contracts. This resulted in an increase in geophysical costs of revenues in the six months ended March 31, 2007 from $5,730 to $7,553. Despite this overall increase in geophysical costs during the six months ended March 31, 2007, our gross margin during the six months ended March 31, 2007 was 54% compared to 55% during the same period of 2006. The constant gross margin is the result of increased sales and improving prices.

With the anticipated exploration activities in the Caspian Sea region in 2007, we expect revenues from geophysical services will be higher throughout the 2007 fiscal year as compared to the 2006 fiscal year.

Infrastructure

Revenue from water desalinization increased 22% while costs increased 129% during the six months of 2007 compared to the same period of 2006. These increases in revenue and costs are the result of higher demand for water arising from increased activity in the port of Bautino. The decrease in gross margin from water sales is mainly attributable to increased cost of materials as we switched suppliers of plastic forms for water bottles to ensure timely delivery and increased utility costs due to higher tariffs in 2007.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

With the anticipated increases in exploration and production activities in the region, we foresee increased revenue from water desalinization in 2007. However, we do not expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

On January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino to sell our 50% interest in that for $3,000. The sale of the hotel closed in March 2007. The gain on the sale of our interest in Bautino is included in other income for the six months at March 31, 2007. The sale price did not include repayment of a $1,100 construction loan made by the Company to Chagala Group Limited in 2003. This construction loan was fully repaid in May 2007.

Corporate Administration

During the six months ended March 31, 2007 net loss from corporate administration was $240 compared to $188 during the same period of 2006. This increase in net loss is mainly due to increased travel costs, communication costs, compensation and payroll expenses in the first quarter. These costs were reduced in the second quarter.

Consolidated Results

General and Administrative Expense

General and administrative expense increased by $2,688, or 61%, for the six months ended March 31, 2007, compared to the same period ended March 31, 2006. A primary contributing factor to this increase in general and administrative expense is the overall growth of our business. This growth has required us to hire new personnel including key management. In July 2006 we also formed a new subsidiary, Caspian Services Group, LLP, and opened a branch office of that subsidiary in Aktau, Kazakhstan. This resulted in increases in office rent expenses, payroll and travel costs, all of which contributed to the increases in our general and administrative expenses. Our infrastructure is substantially complete and will only be increased as required by new operations. Therefore, we anticipate general and administrative expenses will remain more or less constant in upcoming quarters.

Depreciation

Depreciation expense increased by $1,853 or 139% to $3,189 during the six months ended March 31, 2007 compared to the same period 2006. The large increase in depreciation was caused by two principal factors. First, and most significantly, we have made substantial investments in fixed assets. This was most notable in our geophysical division, where the addition of a second crew was matched by corresponding increases in equipment. Vessel operations also acquired new vessels. Second, there was a reassessment of the realistic working life of assets acquired in our desalinization plant and this change was retroactively stated to the date of acquisition.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Interest Expense

Interest expense decreased from $131 to $117 in six months ended March 31, 2007, compared to the first six months ended March 31, 2006. The decrease in interest expense is the result of the decreased debt load we carried during the six months ended March 31, 2007 compared to the six months ended March 31, 2006. We expect interest expense will increase in future periods as we borrowed additional funds for real estate development for $2,011.

Income from Equity Method Investees

During the six months ended March 31, 2007 we realized no income from equity method investees compared to $136 during the same period 2006. The income realized in 2006 was primarily attributable to our interest in Ishymgeophysica, which was sold in June 2006.

Other

During the first six months of fiscal 2007 we realized other income of $3,454 compared to other expense of $2 during the first six months of fiscal 2006. As discussed above this change from other expense to other income is primarily attributable to the $3,000 gain we realized on the sale of our interest in Bautino. The residual balance of net income for $450 is attributable to sale of materials by TatArka to KazakhCaspiShelf. We do not expect significant changes in the forthcoming quarters.

Provision for Income Tax

During the six months ended March 31, 2007 our provision for income tax was nearly unchanged increasing less than one percent. Our taxation charge of $2,116 during the first six months of fiscal 2007 appears high when compared to the profit of $3,611. The principle of group consolidation for tax purposes does not exist in Kazakhstan. This means that we pay tax on all profits realized by our subsidiaries, but we cannot offset the losses of other subsidiaries. These losses can only be carried forward in the same company. We estimate that this treatment has cost us approximately $1,000. There is also a smaller issue relating to non-deductible expenditures. We are examining how we may modify our corporate structure and/or procedures, with a view to reducing these charges.

Net Income and Income per Share

During the six months ended March 31, 2007 we realized net income of $1,829 or $0.04 per share. By comparison during the six months ended March 31, 2006, we realized a net loss of $1,530 or $0.04 per share. As discussed above, the reason for this significant change was the sale of our interest in Bautino, which resulted in the realization of a $3,000 gain. Excluding the gain from the sale of Bautino, our net loss and net loss per share during the six months ended March 31, 2007 would have been $1,171 or $0.03 per share, respectively.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

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

The following table provides an overview of our cash flow during the six months ended March 31, 2007 and 2006.

	Period ended March 31,
	2007	2006

Net cash provided by / (used in) operating activities	$ 3,003	$ (3,665)
Net cash used in investing activities	(5,492)	(1,559)
Net cash provided by financing activities	2,795	6,794
Effect of exchange rate changes on cash	(359)	189

Net Change in Cash	$ (53)	$ 1,759

In the first six months of fiscal 2007 net cash provided by operating activities was $3,003, compared to net cash used in operating activities of $3,665 during the fiscal six months 2006. This change to cash flow from operating activities is the result of an increase in depreciation and amortization of equipment and drydocking costs of $3,351, a decrease in trade accounts receivable of $8,746 a decrease in accounts receivable from related parties of $2,612. The changes in net cash provided by operating activities were only partially offset by a $3,605 decrease in deferred revenue, a $2,948 increase in prepaid expenses and other current assets, a $1,786 decrease in accounts payable to related parties and $4,712 decrease in accounts payable and accrued expenses.

During the six months ended March 31, 2007 we invested $5,476 in vessels and equipment. This included purchases of machinery and equipment for $645, vehicles for $609, vessels for $1,975 other fixed assets for $244 and increased costs of Atash Marine base of $2,003. These purchases were only partially offset by proceeds from sale of property and equipment for $24.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Financing

In October 2006 TatArka entered into an agreement with one of its customers, which is not a related party, to receive a short-term non-interest bearing loan for $989 that was fully repaid in February 2007.

During the six months ended March 31, 2007 TatArka borrowed an additional $506 from a bank and fully repaid this debt in January 2007. This note was a non-collateralized loan with interest at 14% per annum. During the six months ended March 31, 2007, TatArka repaid $994 on its other outstanding loans.

In December 2006 Bauta repaid $26 of notes payable. These notes bore interest at 18%. In January 2007 Bauta borrowed an additional $12 from a bank with interest at 18% per annum and repaid $1 during the reporting period.

In February 2007 Balykshi took out a short-term loan for $2,000 from a bank with interest at 12% per annum.

In September 2006 Aton International exercised outstanding warrants granted in March 2005 to purchase 765,845 shares of our common stock for $2,298. These funds were received in October 2006.

Summary of Material Contractual Commitments

(Stated in thousands)
Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$ 2,749	$ 2,454	$ 295	$ —	$ —
Operating Leases	705	705	—	—	—
Total	$ 3,454	$ 3,159	$ 295	$ —	$ —

Off-Balance Sheet Financing Arrangements

As of March 31, 2007 we had no off-balance sheet financing arrangements.

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

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2006, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

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

Our primary market risk is fluctuations in foreign currency exchange rates.

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

CASPIAN SERVICES, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

Currently we are not involved in any litigation or administrative proceedings. We are aware, however, that the Tax Committee of the Ministry of Finance of the Republic of Kazakhstan has challenged the claim of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO. The Tax Committee claims that we owe approximately 1.7 million USD in customs VAT. We disagree with the Tax Committee’s interpretation of the tax provision and intend to vigorously defend our position. We have discussed this matter with Agip KCO, who has acknowledged to us in writing that under the terms of our contracts with Agip KCO they are obliged to pay the customs VAT if it is determined that it is owed. Therefore, we anticipate we will incur no liability if the customs VAT is imposed.

If customs VAT is owed, we could be subject to fines and penalties totaling up to as much as 50% of the tax obligation. Our understanding is that Agip KCO will also indemnify us against any fines and penalties but, until this point is specifically agreed to in writing, we have accrued $500,000 toward any possible payment.

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

CASPIAN SERVICES, INC.

Date: May 21, 2007	/s/ Laird Garrard

Laird Garrard, Chief Executive Officer

Date: May 21, 2007	/s/ John Baile

John Baile, Chief Financial Officer