Form 10-Q
period 2007-06-30
CASPIAN SERVICES INC
filed 2007-08-14
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

As of August 10, 2007, the registrant had 50,492,061 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and September 30, 2006	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three and nine months ended June 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
nine months ended June 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
And Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	30

Item 6. Exhibits	32

Signatures	32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share and per share data)

	June 30, 2007	September 30, 2006
ASSETS
Current Assets
Cash	$1,303	$2,858
Trade accounts receivable, net of allowance of $194 and $1, respectively	9,339	11,125
Other receivables, net of allowance of $19 and $370, respectively	2,002	1,375
Subscriptions receivable	—	2,298
Accounts receivable from related parties, net	1,067	2,873
Inventories	914	790
Prepaid taxes	2,379	890
Advances paid	2,336	1,501
Prepaid expenses and other current assets	1,168	240
Total Current Assets	20,508	23,950
Vessels, equipment and property, net	38,577	33,064
Drydocking costs, net	1,040	172
Goodwill	3,258	3,135
Intangible assets, net	268	229
Notes receivable	—	1,100
Total Assets	$63,651	$61,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,380	$7,174
Accrued expenses	2,293	1,134
Tax liabilities	1,575	1,161
Deferred revenue	491	3,810
Accounts payable to related parties	819	1,989
Notes payable - related parties	—	467
Current portion of long-term debt	3,241	1,612
Total Current Liabilities	15,799	17,347
Long-Term Liabilities
Long-Term Debt - net of current portion	—	148
Deferred income tax liability	1,980	1,248
Total Liabilities	17,779	18,743

Minority Interest	2,924	3,291
Shareholders’ Equity

Common stock, $0.001 par value, 150,000,000 shares authorized, 42,068,735 shares issued and outstanding	42	42
Additional paid-in capital	38,804	38,804
Accumulated other comprehensive income	2,580	1,597
Retained earnings (accumulated deficit)	1,522	(827)
Total Shareholders’ Equity	42,948	39,616
Total Liabilities and Shareholders’ Equity	$63,651	$61,650

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues
Vessel revenues	$ 6,843	$ 3,112	$ 14,534	$ 7,187
Geophysical service revenues	7,859	6,819	24,431	19,522
Product sales	406	303	1,056	838
Total Revenues	15,108	10,234	40,021	27,547

Operating Expenses
Vessel operating costs	4,284	3,667	10,737	8,033
Geophysical costs of revenues	3,573	3,242	11,126	8,972
Cost of product sold	234	287	666	476
Depreciation	1,742	747	4,931	1,983
General and administrative	3,866	3,111	10,991	7,548
Total Operating Expenses	13,699	11,054	38,451	27,012
Income (Loss) from Operations	1,409	(820)	1,570	535

Other Income (Expense)
Interest expense	(7)	(109)	(124)	(251)
Exchange loss	(35)	(50)	(3)	(37)
Interest income	134	-	215	12
Income (loss) from equity method investees	-	(108)	-	28
Other	(158)	125	3,296	122
Net Other Income (Expenses)	(66)	(142)	3,384	(126)

Net Income (Loss) Before Income Tax and Minority Interest	1,343	(962)	4,954	409
Provision for income tax	(1,003)	(836)	(3,119)	(2,969)
Minority interest	180	205	514	(564)
Net Income (Loss)	$ 520	$ (1,593)	$ 2,349	$ (3,124)
Basic Income (Loss) Per Common Share	$ 0.01	$ (0.04)	$ 0.06	$ (0.08)
Diluted Income (Loss) Per Common Share	$ 0.01	$ (0.04)	$ 0.06	$ (0.08)
Basic Weighted Average Common Share Outstanding	42,068,735	41,302,890	42,068,735	39,915,019
Diluted Weighted Average Common Share Outstanding	42,119,368	41,302,890	42,237,710	39,915,019

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands except share and per share data)

	For the nine months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,349	$(3,124)
Adjustments to reconcile net loss to net cash from operating activities:
Loss / (gain) on disposal of equipment	26	(387)
Depreciation and amortization of drydocking costs	4,931	2,249
Minority interest	(514)	564
Net income in equity method investees	—	(28)
Foreign currency exchange loss	3	46
Compensation from issuance of options	24	14
Changes in current assets and liabilities:
Trade accounts receivable	2,208	(1,734)
Change in accounts receivable from related parties	1,905	(573)
Other receivables	(569)	1,067
Inventories	(93)	(127)
Prepaid expenses and other current assets	(1,871)	(4,423)
Accounts payable and accrued expenses	1,415	(4,496)
Change in accounts payable to related parties	(1,238)	—
Income tax payable	(581)	2,703
Deferred revenue	(3,445)	(846)
Net cash provided by / (used in) operating activities	$4,550	$(9,095)

Cash flows from investing activities:
Cash acquired in purchase of subsidiaries	—	(306)
Purchase of intangible assets	(64)	—
Advances on related party notes receivable	—	(1,170)
Repayments on related party notes receivable	1,100	511
Payment of drydocking costs	(1,115)	—
Proceeds from sale of property and equipment	112	1,879
Purchase of vessels and equipment	(8,973)	(2,187)
Proceeds from sale of Ishimgeophysica	—	350
Net cash used in investing activities	$(8,940)	$(923)

Cash flows from financing activities:
Proceeds from issuance of short-term debt to related parties	—	510
Proceeds from issuance of debt	2,195	5,229
Principal payments on short-term debt to related parties	(467)	—
Principal payments on notes payable	(803)	(3,322)
Proceeds from issuance of common stock and collection of subscriptions	2,298	7,922
Net cash provided by financing activities	$3,223	$10,339
Effect of exchange rate changes on cash	(388)	362
Net change in cash	(1,555)	683
Cash at beginning of period	2,858	2,600
Cash at end of period	1,303	3,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$147	$556
Cash paid for income tax	$3,714	$1,615

Supplemental disclosure of non-cash investing and financing information:
Issuance of stock for investment in Balykshi	$—	$2,000
Stock issued for receivable collected after quarter end	$—	$3,000

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-KSB filed on January 16, 2007. Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Corrected prior year financial statements — The Company identified certain prior year misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended September 30, 2006. The Company corrected the financial statements for the year ended September 30, 2006. The corrected balance sheet as of September 30, 2006 is included in these financial statements. The result was a decrease in net loss of $219 for the year ended September 30, 2006.

Foreign Currency Transactions — Caspian makes its principal investing and financing transactions in United States Dollars and the United States Dollar is therefore its functional currency. Transactions and balances denominated in other currencies have been translated into United States Dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations. The Kazakh Tenge is TatArka's, KMG's, Balykshi's and Bauta's functional currency. The effect of changes in exchange rates with respect to these subsidiaries are recognized as a separate component of accumulated other comprehensive income. The translation of Kazakh Tenge denominated assets and liabilities into United States Dollars for the purpose of these consolidated financial statements does not necessarily mean that the Company could realize or settle, in United States Dollars, the reported values of these assets and liabilities. Likewise it does not mean that the Company could return or distribute the reported United States Dollar value of its Kazakh subsidiaries capital to its shareholders.

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries Caspian Services Group Limited (“Caspian”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysica, Ltd (“CGEO”), Balykshi LLP (“Balykshi”) and majority owned subsidiaries, CJSC Bauta, (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively (“Caspian” or the “Company”). KMG has a 50% non-controlling interest in Veritas Caspian LLP (“Veritas”) for which the investment is accounted by the equity method. Our initial investment in Veritas has been reduced to zero due to accumulated losses. Caspian had a non-controlling 50% interest in Bautino Development Company, LLC (“Bautino”) which was sold in March 2007. Our initial investments in Bautino have been reduced to zero due to accumulated losses. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company provides seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone; maintains a fleet of shallow draft vessels that it commissions to companies engaged in oil and gas development activities in the North Caspian Sea; provides other oilfield services such as desalinated water and is engaged in the development of a marine base located at the Port of Bautino.

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

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

At June 30, 2007, the Company had 1,000,000 warrants that have been excluded from the calculation of dilutive earnings per share as the exercise price of the warrants is in excess of the market value of the common stock. At June 30, 2006, the Company had 1,000,000 options outstanding that were not included in the computation of diluted net loss per common share as their effects would be anti-dilutive. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at June 30, 2007 and 2006:

	For the Three Months June 30,		For the Nine Months June 30,
	2007	2006	2007	2006
Basic weighted-average common shares outstanding	42,068,735	41,302,890	42,068,735	39,915,019
Diluted effect of outstanding options	50,633	-	168,975	-
Diluted weighted-average common shares outstanding	42,119,368	41,302,890	42,237,710	39,915,019

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

For the three and nine months ended June 30, 2007, the Company recognized $8 and $24 of compensation expense related to stock options. For the three and nine months ended June 30, 2006, the Company recognized $9 and $14 of compensation expense related to stock options. At June 30, 2007 there was approximately $8 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.25 years.

The Company granted no options during the nine months ended June 30, 2007. Information related to options outstanding at June 30, 2007 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,000,000	$ 3.00	7.06	-

Exercisable at June 30, 2007	975,000	$ 3.00	7.18	-

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

For options granted subsequent to the adoption date of SFAS 123R on October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the three and nine months ended June 30, 2006.

	For the Three Months Ended June 30, 2006	For the Nine Months Ended June 30, 2006
Net loss	$ (1,593)	$ (3,124)

Add: Total stock-based employee compensation expense recorded	9	14

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(507)	$ (1,025)
Pro Forma Net Loss Per Share	$ (2,091)	$ (4,135)
Loss per share:
As reported:
Basic and diluted	$ (0.04)	$ (0.08)
Pro forma:
Basic and diluted	$ (0.05)	$ (0.10)

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

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

Reclassifications — Certain reclassifications have been made to the 2006 financial statements to conform to the current presentation. The reclassifications had no effect on net income.

NOTE 2 — DEVELOPMENT OF MARINE BASE

The Company continues with development plans for the marine base in Bautino Bay.  Construction is expected to commence in the fourth fiscal quarter 2007. The Company also expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by May 2008 with final completion of the base occurring by May 2009.  Anticipated cost to construct the marine base is approximately $80,000.  The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000, equity financing in the amount of $35,600 and $12,400 which has already been contributed by the Company for the land, initial feasibility studies and preliminary construction costs.

In December 2006, Balykshi LLP entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $24,000 and in June 2007 the first amendment to the loan agreement with EBRD was signed increasing the loan amount to $32,000.

In June 2007 the Company also entered into an investment agreement with EBRD under which EBRD has agreed to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP.

The balance of $29,000 will be provided to Balykshi from the Company.  The Company raised these funds partially through a private placement of Units raising gross proceeds of $25,270 completed on July 31, 2007.

In February 2007 Balykshi entered into short-term loan agreement with Halyk Bank for $2,000. The loan bears interest at 12% and is due in August 2007. The purpose of the loan is to pay for marine base construction costs.

NOTE 3 – LONG-TERM DEBT

During the nine months ended June 30, 2007, TatArka borrowed an additional $915 from a local bank and repaid $1,650 on outstanding loans.  A non-collateralized note of $506 bearing interest at 14% per annum was repaid in January 2007. A non-collateralized note of $409 was issued bearing interest at 14% and repaid in July 2007.

In October 2006 TatArka borrowed $989 from a customer that was fully repaid in February 2007. The loan was non-interest bearing. The customer providing the financial assistance is not a related party to the Company.

In December 2006 Bauta repaid $26 of notes payable bearing interest at 18%. During the nine months ended June 30, 2007 Bauta borrowed an additional $26 at 18% interest per annum and repaid $4.

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

In February 2007 Balykshi borrowed $2,000 from a bank. The note is not collateralized and bears interest at 12%.

In April 2007 Kazmogeophysica borrowed $220 from a vendor that is to be repaid within 12 months no later than April 2008. The loan was non-interest bearing. The vendor providing the financial assistance is not a related party to the Company.

Long-term debt consists of the following:

	June 30,	September 30,
	2007	2006

Bank loan bearing interest at 18%
due December 2006	$ -	$ 26
Bank loan bearing interest at 14%
repaid in October 2006; secured by geophysical equipment	-	700
Bank loan bearing interest at 14%
due quarterly till March 2008; secured by geophysical equipment	590	1,034
Bank loan bearing interest at 14%
due till July 2007	409	-
Bank loan bearing interest at 12%
due August 2007	2,000	-
Bank loan bearing interest at 18%
due December 2007	12	-
Bank loan bearing interest at 18%
due December 2007	10	-
Borrowing from non-financial institution non-bearing interest
due April 2008	220	-

Total Long-term Debt	3,241	1,760
Less: Current Portion	3,241	1,612
Long-term Debt - Net of Current Portion	$ -	$ 148

NOTE 4 — STOCKHOLDERS’ EQUITY

At June 30, 2007 the Company had outstanding options to purchase 1,000,000 shares of common stock with an exercise price of $3.00, weighted average remaining term of 7.06 years and which have no intrinsic value. At June 30, 2007, 975,000 of these options were exercisable with weighted average remaining term of 7.18 years and have no intrinsic value. 100,000 of these options will expire in September 2009, 100,000 will expire in September 2010 and the balance will expire in August 2015.

At June 30, 2007 the Company had outstanding warrants to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $5.00, expire in March 2009 and have no intrinsic value.

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the nine months ended June 30, 2007 and 2006 was $3,332 and ($1,076), respectively. Accumulated other comprehensive income is included in stockholder’s equity and consists of the foreign currency translation adjustments.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Economic Environment —In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2007 and 2006, the Company paid entities which have owners in common $715 and $192, respectively, for corporate travel, car rental and visa support.

The Company paid an entity under common management, (KazakhstanCaspiShelf (“KCS”)), $3,074 and $0 during the nine months ended June 30, 2007 and 2006, respectively, for vessel rental. In this instance, the Company was acting as an intermediary between KCS and the KCS customer. The Company managed the contract, collected and forwarded revenues and was paid a commission by the KCS customer. The Company also recognized $1,942 and $491 for geological, seismic services and data processing revenues during the same period from the same entity.

The Company recognized $6,069 and $514 of vessel revenue during the nine months ended June 30, 2007 and 2006, respectively from Veritas Caspian, a 50% joint venture of KMG.

Accounts receivable from related parties consist of the following:

Related party's Name	Description	June 30, 2007	September 30, 2006

KazakhstanCaspiShelf	Vessel rental, seismic work	$ 689	$ -
Veritas Caspian	Vessel rental	300	2,834
Others	Services provided	78	39
TOTAL		$ 1,067	$ 2,873

Accounts payable due to related parties consist of the following:

Related Party’s Name	Description	June 30, 2007	September 30, 2006

Help LLP	Freight and legal services	$ 640	$ 12
Officers	Business trip expenses, payroll	166	61
KazakhstanCaspiShelf	Vessel rental, seismic work	-	1,470
Gis-Caspi	Intermediary services including survey scouting technical feasibility and preparation of tender documents	-	352
Other	Services received	13	94
TOTAL		$ 819	$ 1,989

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Vessel Operations	$ 7,615	$ 3,112	$ 16,718	$ 7,187
Geophysical Services	7,933	6,911	24,738	19,614
Infrastructure	413	310	1,069	852
Corporate Administration	-	-	-	-
Less Intersegment Revenues	(853)	(99)	(2,504)	(106)
Total Revenues	$ 15,108	$ 10,234	$ 40,021	$ 27,547

Depreciation
Vessel Operations	$ 556	$ 266	$ 1,224	$ 664
Geophysical Services	1,063	447	2,978	1,213
Infrastructure	121	33	725	103
Corporate Administration	2	1	4	3
Total Depreciation	$ 1,742	$ 747	$ 4,931	$ 1,983

Interest Expense
Vessel Operations	$ -	$ (15)	$ (2)	$ (30)
Geophysical Services	(26)	(91)	(106)	(212)
Infrastructure	19	(3)	(16)	(9)
Corporate Adminstration	-	-	-	-
Interest Expense	$ (7)	$ (109)	$ (124)	$ (251)

Income (Loss) from Equity Method Investees
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	(108)	-	28
Infrastructure	-	-	-	-
Corporate Administration	-	-	-	-
Income (Loss) from Equity Method Investees	$ -	$ (108)	$ -	$ 28

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income/(Loss) Before Income Tax and Minority Interest
Vessel Operations	$ (156)	$ (2,187)	$ (2,639)	$ (4,199)
Geophysical Services	2,037	1,576	6,248	5,314
Infrastructure	(303)	(135)	1,820	(301)
Corporate Administration	(235)	(216)	(475)	(405)
Income/(Loss) before Income Tax and Minority Interest	$ 1,343	$ (962)	$ 4,954	$ 409

Provision for Income Tax
Vessel Operations	$ (122)	$ -	$ (617)	$ -
Geophysical Services	(881)	(836)	(2,502)	(2,969)
Infrastructure	-	-	-	-
Corporate Administration	-	-	-	-
Provision for Income Tax	$ (1,003)	$ (836)	$ (3,119)	$ (2,969)

Minority Interest
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	154	194	212	(609)
Infrastructure	26	11	302	45
Corporate Administration	-	-	-	-
Minority Interest	$ 180	$ 205	$ 514	$ (564)

Segment Income (Loss)
Vessel Operations	$ (278)	$ (2,187)	$ (3,256)	$ (4,199)
Geophysical Services	1,310	934	3,958	1,736
Infrastructure	(277)	(124)	2,122	(256)
Corporate Administration	(235)	(216)	(475)	(405)
Net Income	$ 520	$ (1,593)	$ 2,349	$ (3,124)

CASPIAN SERVICES, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Dollars in thousands except share and per share data)

	June 30,	September 30,
	2007	2006
Segment Assets
Vessel Operations	$ 20,474	$ 19,983
Geophysical Services	31,410	30,190
Infrastructure	12,028	8,990
Corporate Administration	33,216	33,415
Less intersegment investments	(33,477)	(30,928)
Total Assets	$ 63,651	$ 61,650

Investments in Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Infrastructure	-	-
Corporate Administration	-	-
Total Investments in Equity Method Investees	$ -	$ -

NOTE 10 – SUBSEQUENT EVENTS

On July 31, 2007, the Company completed a private placement offering of 2,807,775 units priced at $9.00 per unit for gross proceeds of $25,270. Each unit consisted of three shares of the Company’s common stock and a redeemable warrant to purchase an additional share of common stock for three years at a price of $4.00. The warrants expire in July 2010. The proceeds were allocated to the warrants based upon their fair value of $5,981 and resulted in $4,970 being allocated to the warrants and $20,300 allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.55%, expected dividend yield of 0%, expected volatility of 134.33% and an expected life of 3 years.

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

Recent Developments

We continue with development plans for the marine base in Bautino Bay.  Construction is expected to commence in the fourth fiscal quarter 2007. The anticipated cost to construct the marine base is approximately $80,000. We plan to achieve this funding through a combination of debt financing in the amount of $32,000, equity financing in the amount of $35,600 and $12,400 that we have already contributed for the land, initial feasibility studies and preliminary construction costs. If additional funds are required they will be provided from cash flow from our operations.

In June 2007, our subsidiary Balykshi LLP entered into a first amendment to its loan agreement with the European Bank for Reconstruction and Development (“EBRD”) increasing the amount of the loan commitment by EBRD from $24,000 to $32,000. Also in June 2007 we entered into an investment agreement with EBRD, whereby EBRD agreed to acquire a 22% interest in Balykshi in exchange for a $10,000 equity investment in Balykshi. The funding of these agreements was contingent on our providing funding of approximately $29,810 to Balykshi.

On July 31, 2007, we completed a private placement of units of our securities that raised net proceeds to us of approximately $24,000. The purpose of the private placement was to raise money for the construction of the marine base. The completion of the private placement will allow us to meet our equity contribution requirement under the EBRD agreements. All of the conditions to commence the ground-breaking on the marine base have now been completed and ground-breaking on the marine base is expected to commence in fourth quarter 2007.

We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by May 2008 with final completion of the base occurring by May 2009.

Business Review

After the reduced activity of the winter season, where from November to April our vessels are usually not engaged in active operations, we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

During the third fiscal quarter of 2007, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

VESSEL OPERATIONS
Operating Revenue	$ 6,843	$ 3,112	120%	$ 14,534	$ 7,187	102%
Pretax Operating Income (Loss)[1]	(156)	(2,187)	93%	(2,639)	(4,199)	37%

GEOPHYSICAL SERVICES
Operating Revenue	$ 7,859	$ 6,819	15%	$ 24,431	$ 19,522	25%
Pretax Operating Income/(Loss) [1]	2,037	1,576	29%	6,248	5,314	18%

INFRASTUCTURE
Operating Revenue	$ 406	$ 303	34%	$ 1,056	$ 838	26%
Pretax Operating Income/(Loss)[1]	(303)	(135)	124%	1,820	(301)	705%

CORPORATE ADMINISTRATION

Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Income/(Loss)[1]	(235)	(216)	9%	(475)	(405)	17%

_________________________

  1 Pretax operating income (loss) represents income before taxes and minority interest

Summary of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Total revenue during the three months ended June 30, 2007 was $15,108 compared to $10,234 during the three months ended June 30, 2006, an increase of 48%. Vessel revenue and operating margins improved because of growth in the fleet, increased charter rates and greater utilization. Geophysical services revenue improved because of several new short-term contracts we entered into at the beginning of 2007. Infrastructure revenue improved but, as a percentage of total revenues is less material to total revenue than vessel operations and geophysical services.

Total operating expenses increased by $2,645 or 24% to $13,699 in the three months ended June 30, 2007 compared to the same period ended June 30, 2006. This increase was due to two main factors: i) increased personnel and equipment costs associated with the expansion of the production capacity of our subsidiary TatArka; and ii) increased vessel repair and personnel costs resulting from the mobilization of two additional vessels into our fleet during the quarter the quarter ended June 30, 2007.

.

During the third fiscal quarter 2007, income from operations was $1,409 compared to loss from operations during the third fiscal quarter of 2006 of $820. Net income during the three months ended June 30, 2007 rose to $520 compared to net loss of $1,593 during the same period of 2006. The significant improvement is primarily attributable to our having more vessels in operation at improved rates in 2007.

Vessel Operations

As discussed above, third fiscal quarter revenue from vessel operations of $6,843 increased 120% year-on-year.  This is explained by higher vessel utilization rates and more vessels being in active operations during the three months ended June 30, 2007 compared to the same quarter 2006. Also, revenue in the third quarter 2006 was lower because several vessels were on stand-by and started the season late. All of our vessels are contracted to the end of the current year, so we expect strong revenue.

During the three months ended June 30, 2007, vessel operating costs increased by $617, or 17%, compared to the three months ended June 30, 2006.  This was due to the fact that we brought in two additional vessels for a new contract with geophysical company RXT.   These vessels were provided to us under our existing agreement with Rederij Waterweg.  We pay a day rate to Rederij Waterweg for the vessels they own and that we operate.  Currently, six of the thirteen vessels in our fleet are owned by Rederij Waterweg.  While it costs us more to operate these vessels, we are willing to accept a reduced profit margin to gain access to Rederij

Waterweg’s large fleet of shallow draft vessels.  This relationship makes it possible for us to meet demand without incurring the significant expense of purchasing additional vessels.

The division realized a loss in the quarter due to the delayed commencement of vessel operations. These delays were caused by the client’s decision to start later or because the client experienced delays in receiving equipment from other suppliers. We also had some technical difficulties in the delivery of a new vessel. We were, however, able to mitigate the effect of some of these delays as the high demand in the area for vessels allowed us to contract a portion of these vessels onto other projects.  We have a minimum operational commitment under our contracts that will result in additional revenue at the end of the season.  All vessels are now under contract, which leaves us well positioned for a strong fourth quarter.

Geophysical Services

Revenue from geophysical services increased by $1,040 or 15% during the three months ended June 30, 2007 compared to the same three months period ended June 30, 2006. This improvement is due to several new short-term contracts obtained in 2007 at higher rates than we received during 2006.

Operating costs increased by $331 or 10% during the three months ended June 30, 2007 compared to the same period ended June 30, 2006. This is because we hired additional personnel and acquired additional equipment as we have increased the number of teams we have available for seismic operations.

With increased exploration activities in the Caspian Sea region in 2007, we expect revenues from geophysical services will be higher throughout the 2007 fiscal year as compared to the 2006 fiscal year.

Infrastructure

Revenue from infrastructure, which was primarily attributable to sales of desalinized water, increased 34% during the three months ended June 30, 2007 compared to the same three month period ended June 30, 2006. Costs, as reported in this year’s results appear to have declined but this is the result of a different classification of accounts. During the three months ended June 30, 2007 costs related to infrastructure increased by 32% compared to the three months ended June 30, 2006. This was caused by higher volume and raw material costs. Improvement in revenue is the result of increased demand for water arising from more activity in the port of Bautino.

Much like our vessel operations, our water desalinization operations are seasonal. With the onset of the work season at the end of the second fiscal quarter, demand for our products, and correspondingly, revenue and costs of products sold increased in the third quarter. We expect further increases in demand for our products, revenue and costs of products sold during the fourth quarter of fiscal 2007. We do not, however, expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

Corporate Administration

During the quarter ended June 30, 2007 net loss from corporate administration was $235 compared to net loss $216 during the quarter ended June 30, 2006. The increase in net loss during the quarter ended June 30, 2007 is mainly attributable to increased travel and communication expenses.

Consolidated Results

General and Administrative Expenses

General and administrative expense increased by $755, or 24%, for the quarter ended June 30, 2007, compared to the same period ended June 30, 2006. The increase in general and administrative expense is due to increased payroll and employee related costs as a result of the expansion of our work force to meet the anticipated expansion of our business operations. We believe we currently have sufficient staffing to meet our business needs and expect to add additional personnel only to the extent that we expand into new operations such as construction of the marine base.

Depreciation

Depreciation expense increased by $995 or 133% to $1,742 during the third fiscal quarter 2007 compared to the same quarter 2006. This increase in depreciation is primarily attributable to the purchase of additional seismic equipment by TatArka during 2006 and the new vessel, Caspian Raushan, acquired in September 2006. We plan additional investment in the production capacity of our vessel and seismic divisions in the current fiscal year, which should lead to higher depreciation expenses in upcoming fiscal quarters.

Exchange Gain (Loss)

During the third fiscal quarter 2007 we realized an exchange loss of $35 compared to an exchange loss during the third fiscal quarter 2006 of $50. The change is due to fluctuations in the rate of the Kazakh Tenge to the US Dollar.

Income from Equity Method Investments

During the third fiscal quarter 2007 income from equity method investments was $0, compared to loss of $108 during the third fiscal quarter 2006. The loss realized in 2006 was primarily attributable to our interest in Ishymgeophysica, which was sold in June 2006.

Other

During the three months ended June 30, 2007 we incurred other expenses of $158 compared to other income during the three months ended June 30, 2006 of $125. That fluctuation is mainly attributable to more sales of inventory in 2006. We do not expect significant changes in upcoming quarters.

Provision for Income Tax

Provision for income taxes is discussed below in the analysis of the nine month periods ended June 30, 2007 and 2006.

Nine months ended June 30, 2007 compared to the nine months ended June 30, 2006

Total revenue during the nine months ended June 30, 2007 was $40,021 compared to $27,547 during the nine months ended June 30, 2006, an increase of 45%. Revenue in each segment improved as compared to 2006, with geophysical services being noticeably stronger during the first fiscal quarter 2007.

Total operating expenses increased by $11,439 or 42% to $38,451 in the nine months ended June 30, 2007 compared to the same period ended June 30, 2006. The principal cause was the increased depreciation expenses due to additional equipment both in our geophysical and vessel divisions. Another factor that contributed to higher expenses was increased payroll costs, vessel repairs and the mobilization of two additional vessels to the Caspian Sea.

During the nine month period ended June 30, 2007, we realized income from operations of $1,570 compared to income from operations during the same period 2006 of $535. Net income during the nine months ended June 30, 2007 was $2,349 compared to a net loss during the same period 2006 of $3,124. The improvement is the result of the profit on the sale of our interest in Bautino for $3,000 and a general increase in the vessel operating rates. Excluding the sale of Bautino, which was a one-time occurrence, we would have realized a net loss of $651 during the nine months ended June 30, 2007.

Vessel Operations

Revenue from vessel operations for the nine months ended June 30, 2007 increased $7,347, or 102% year-on-year to $14,534. This was because more vessels were under charter, rates were higher and vessels were charged for a greater number of months.

During the nine months ended June 30, 2007, vessel operating costs were $10,737 compared to $8,033 during the nine months ended June 30, 2006. During the nine months ended June 30, 2007 vessel operating costs as a percentage of vessel revenues decreased to 74% from 112% during the nine months ended June 30, 2006. This decrease in operating costs as a percentage of revenues was largely the result of our successful negotiation of a 30% operational charter rate reduction with Rederij Waterweg which took effect in January 2007.

The increase in vessel operating costs is the result of several factors. First, vessel maintenance costs were higher because we had more vessels in drydock during the second and third quarters 2007. Second, a disproportionate percentage of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. These vessels operate at lower margins but do not tie up capital. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies, including consumables. As discussed above, while vessel operating costs were higher in the 2007 period, our gross margin from vessel operations still improved as a result of the reduction in the operational charter  rate we negotiated with Rederij Waterweg. We expect gross margin will similarly improve in the fourth quarter.

Geophysical Services

During the nine months ended June 30, 2007 we experienced a significant increase in revenue from geophysical services, as revenue increased by $4,909 or 25% compared to the nine months of 2006. Geophysical revenues can be affected by large, high-value contracts as we experienced in the first fiscal quarter of the current fiscal year. The second quarter is traditionally slow but also took the impact of two contracts finishing at the same time, meaning both teams were inactive. KMG got off to a slow start in the third quarter because of weather conditions. Because of weather conditions and varying demand for services, geophysical services revenue will not always be smooth from quarter to quarter but the overall trend is one of growth.

As a result of increased demand for onshore seismic services in the region, and the addition of another crew and the purchase of additional equipment, TatArka performed more work during the nine months of 2007 than for the same period 2006.  TatArka’s revenue increased during the nine months 2007 compared to the nine months 2006 from $14,825 to $18,389.  The majority of this increase was due to the commencement of two large projects during our first quarter 2007 valued at $13,260. These contracts provided $6,500 dollars of revenue during our third fiscal quarter 2007.

With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2007 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue from geophysical services will continue to increase throughout the remainder of our 2007 fiscal year.

TatArka was able to improve its gross margins during the nine months of fiscal 2007 by mobilizing a second crew and using its own employees and equipment to meet the increased demand for onshore seismic data acquisition services. By comparison, KMG did not have sufficient personnel and equipment to meet the increased demand for its services and was forced to hire subcontractors to fulfill some of its contracts. This resulted in an increase in geophysical costs of revenues in the nine months ended June 30, 2007 from $8,972 to $11,126. Despite this overall increase in geophysical costs during the nine months ended June 30, 2007, our gross margin of 54% during the nine months ended June 30, 2007 was the same compared to the nine months period of 2006.

With the anticipated exploration activities in the Caspian Sea region in 2007, we expect revenues from geophysical services will be higher throughout the 2007 fiscal year as compared to the 2006 fiscal year.

Infrastructure

Revenue from water desalinization increased 26% while costs increased 40% during the nine months of 2007 compared to the same period of 2006. These increases in revenue and costs are the result of higher demand for water arising from increased activity in the port of Bautino. The decrease in gross margin from water sales is mainly attributable to increased cost of materials as we switched suppliers of plastic forms for water bottles to ensure timely delivery and increased utility costs due to higher tariffs in 2007.

With the anticipated increases in exploration and production activities in the region, we foresee increased revenue from water desalinization in 2007. However, we do not expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

On January 16, 2007, we entered into an agreement with the Chagala Group Limited, our 50% joint venture partner in Bautino to sell our 50% interest in that for $3,000. The sale of the hotel closed in March 2007. The gain on the sale of our interest in Bautino is included in other income for the nine months at June 30, 2007. The sale price did not include repayment of a $1,100 construction loan made by the Company to Chagala Group Limited in 2003. This construction loan was fully repaid in May 2007.

Corporate Administration

During the nine months ended June 30, 2007 net loss from corporate administration was $475 compared to $405 during the same period of 2006. This increase in net loss is due to increased office rental cost, travel, communication costs and payroll expenses.

Consolidated Results

General and Administrative Expense

General and administrative expense increased by $3,443, or 46%, for the nine months ended June 30, 2007, compared to the same period ended June 30, 2006. A primary contributing factor to this increase in general and administrative expense is the overall growth of our business. This growth has required us to hire new personnel including key management. In July 2006 we also formed a new subsidiary, Caspian Services Group, LLP, and opened a branch office of that subsidiary in Aktau, Kazakhstan. This resulted in increases in office rent expenses, payroll and travel costs, all of which contributed to the increases in our general and administrative expenses. Our infrastructure is substantially complete and we anticipate it will only be increased as required by new operations. Therefore, we anticipate general and administrative expenses will remain more or less constant in upcoming quarters.

Depreciation

Depreciation expense increased by $2,948 or 149% to $4,931 during the nine months ended June 30, 2007 compared to the same period 2006. The large increase in depreciation was caused by two principal factors. First, and most significantly, we have made substantial investments in fixed assets. This was most notable in our geophysical division, where the addition of a second crew was matched by corresponding increases in equipment. Second, there was a reassessment of the realistic working life of assets acquired in our desalinization plant and this change was retroactively stated to the date of acquisition.

Interest Expense

Interest expense decreased from $251 to $124 in nine months ended June 30, 2007, compared to the nine months ended June 30, 2006. The decrease in interest expense is the result of the decreased debt load we carried during the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. We expect interest expense will increase in future periods as we access funds under the loan agreement with EBRD for the construction of the marine base.

Income from Equity Method Investees

During the nine months ended June 30, 2007 we realized no income from equity method investees compared to $28 during the same period 2006. The income realized in 2006 was primarily attributable to our interest in Ishymgeophysica, which was sold in June 2006.

Other

During the nine months of fiscal 2007 we realized other income of $3,296 compared to $122 during the nine months of fiscal 2006. As discussed above this increase in other income is primarily attributable to the $3,000 gain we realized on the sale of our interest in Bautino. The residual balance of net income is mainly attributable to sale of materials by TatArka to KazakhstanCaspiShelf. The sale of our interest in Bautino was a one-time occurrence and we expect other income will return to more traditional levels in upcoming quarters.

Provision for Income Tax

During the nine months ended June 30, 2007 our provision for income tax increased by 5%. Our taxation charge of $3,119 during the nine months of fiscal 2007 appears high when compared to the profit of $4,955. The principle of group consolidation for tax purposes does not exist in Kazakhstan. This means that we pay tax on all profits realized by our subsidiaries, but we cannot offset the losses of other subsidiaries. These losses can only be carried forward in the same company. We estimate that this treatment has cost us approximately $1,300. There is also a smaller issue relating to non-deductible expenditures. We are examining how we may modify our corporate structure and/or procedures, with a view to reducing these charges.

Net Income and Income per Share

During the nine months ended June 30, 2007 we realized net income of $2,349 or $0.06 per share. By comparison during the nine months ended June 30, 2006, we realized a net loss of $3,124 or $0.08 per share. As discussed above, the reason for this significant change was the sale of our interest in Bautino, which resulted in the realization of a $3,000 gain. Excluding the gain from the sale of Bautino, our net loss and net loss per share during the nine months ended June 30, 2007 would have been $651 or $0.02 per share, respectively.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be undertaken. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, we generate very little revenue from November to March each year. Cash flow from operating activities was lower during the third fiscal quarter 2006 than the same period 2007 because several vessels were on stand-by and started the 2006 work season late.

The following table provides an overview of our cash flow during the nine months ended June 30, 2007 and 2006.

	Period ended June 30,
	2007	2006

Net cash provided by / (used in) operating activities	$ 4,550	$ (9,095)
Net cash used in investing activities	(8,940)	(923)
Net cash provided by financing activities	3,223	10,339
Effect of exchange rate changes on cash	(388)	362

Net Change in Cash	$ (1,555)	$ 683

In the first nine months of fiscal 2007 net cash provided by operating activities was $4,550, compared to net cash used in operating activities of $9,095 during the fiscal nine months 2006. During the nine months of fiscal 2007, cash flow from operating activities resulted from depreciation and amortization of equipment and drydocking costs of $4,931, a decrease in trade accounts receivable of $2,208, a decrease in accounts receivable from related parties of $1,905 and an increase in accounts payable and accrued expenses of $1,423. The changes in net cash provided by operating activities were only partially offset by a $3,445 decrease in deferred revenue, a $1,871 increase in prepaid expenses and other current assets, and $1,238 decrease in accounts payable to related parties.

During the nine months ended June 30, 2007 we invested $8,973 in vessels and equipment. This included purchases of machinery and equipment for $3,737, vehicles and vessels for $2,655, other fixed assets for $345 and increased costs of Atash Marine base of $2,236. These purchases were only partially offset by proceeds from sale of property and equipment for $112.

Financing

Subsequent to the quarter ended June 30, 2007, on July 31, 2007 we completed the private placement of units raising gross proceeds of $25,269. Fees and out-of-pocket costs due to the placement agent were $1,139. We sold 2,807,775 units in the private placement at a price of $9.00 per unit. Each unit consisted of three shares of our restricted common stock and a warrant to purchase an additional share of our common stock for three years at a price of $4.00.

In June 2007 TatArka borrowed an additional $409 from a bank that bears interest at 14%, non-collateralized and is repayable in July 2007. During the nine months ended June 30, 2007 TatArka totally repaid $1,650 on its outstanding loans.

During the nine months ended June 30, 2007 Bauta borrowed an additional $26 from a bank with interest at 18% per annum and repaid $4 during the reporting period.

In February 2007 Balykshi took out a short-term loan for $2,000 from a bank with interest at 12% per annum.

In April 2007 Kazmorgeophysica entered into an agreement with one of its contractors, which is not a related party, to receive a short-term non-interest bearing loan for $220 that is repayable within 12 months, or no later than April 2008.

Summary of Material Contractual Commitments

(Stated in thousands)
Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$ 3,241	$ 3,241	$ -	$ -	$ -
Operating Leases	482	482	-	-	-
Total	$ 3,723	$ 3,723	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of June 30, 2007 we had no off-balance sheet financing arrangements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At June 30, 2007, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

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

Drydocking Costs — Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 24 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Foreign Currency Risk

The functional currency for our subsidiary Caspian Services Group Limited is the U.S. dollar. The functional currency for all other subsidiaries is the Kazakh Tenge. To the extent that business transactions in

Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. When the US dollar strengthens in relation to the Kazakh Tenge, the US dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk. We do, however, seek to minimize currency risk through our client contracts, which are denominated in several currencies, including Euros, U.S. Dollars and Kazakh Tenge.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

Currently we are involved in two administrative appeals in Kazakhstan. Pending the outcome of those appeals, these matters could proceed to litigation in the Kazakhstan courts. The Customs Committee of the Ministry of Finance of the Republic of Kazakhstan has challenged the claims of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO. The Tax Committee claims that we owe approximately $0.6 million in customs VAT on various Agip KCO contracts. We disagree with the Tax Committee’s interpretation of the tax provision and under advice from Agip KCO we lodged administrative appeals against these assessments. We are not yet aware of the results of these appeals, but if unsuccessful, the matter can further proceed to litigation. We have discussed this matter with Agip KCO, who has acknowledged to us in writing that under the terms of our contracts with Agip KCO it is obliged to pay the customs VAT if it is determined that it is owed. Therefore, we anticipate we will incur no liability if the customs VAT is imposed.

If customs VAT is owed, we could be subject to fines and penalties totaling up to as much as 100% of the tax obligation. Our understanding is that Agip KCO will also indemnify us against any fines and penalties but, until this point is specifically agreed to in writing, we have accrued $0.6 million toward any possible payment.

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1 to Part I of our Annual Report on Form 10-KSB filed on January 16, 2007 please see the following additional risk factors.

Cost Overruns or Time Delays in Completing Construction of the Marine Base Could Negatively Impact our Results of Operations and our ability to Complete the Marine Base. While we will seek to include penalty provisions in our construction contracts designed to ensure construction of the marine base within our budget and projected timelines, we cannot completely protect ourselves against cost overruns and time delays in the construction process. If we experience cost overruns or time delays in the construction of our marine base our projected revenues, results of operations and overall financial condition could be negatively impacted as a result of higher than anticipated costs and/or delays in the realization of revenues from the marine base. If the cost overruns or time delays were significant, such could result in us being unable to complete construction of the marine base based on our current financing model. This could result in our having to seek additional funding, diverting funds from other projects to complete the marine base, or possibly in our being unable to complete the marine base, each of which could also negatively impact our results of operations and financial condition. Moreover, delays in completion of the marine base within the projected timelines could potential lead to other negative outcomes, such as the possible breach of the funding agreements we have negotiated with EBRD. Such delays could impact our results of operations and financial condition.

Marine Base Revenue and Expense Estimates may Differ Materially from Actual Results. Our determination to move forward with the construction of the marine base was based on our projections regarding marine base revenue and operating expenses. These projections were based on assumptions and expectations. While we have utilized our best efforts and the market information available to us in formulating these projections, we have not previously constructed or operated a marine base and some of our assumptions and expectations could be incorrect. Moreover, any number of factors we relied upon in preparing our estimates could change as the result of an unforeseen or unexpected change. Any of these things could result in actual results varying significantly from our projections. Depending upon how significantly our projections vary from actual results, our results of operations and financial condition could be adversely affected.

Other than the foregoing, there have been no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K filed on January 16, 2007.

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

CASPIAN SERVICES, INC.

Date:	August 14, 2007	By:	/s/ Laird Garrard
Laird Garrard
Chief Executive Officer

Date:	August 14, 2007	By:	/s/ John Baile
John Baile
Chief Financial Officer