Form 10-K
period 2007-09-30
CASPIAN SERVICES INC
filed 2008-01-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2007

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

Securities registered pursuant to 12(g) of the Exchange Act: Common, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

☐  Yes   ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer.

Large accelerated Filer ☐Accelerated Filer ☐Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2007 was $70,931,701 based upon the closing stock price of $3.70 (the closing price on March 30, 2007) per share as reported on the Over-the-Counter Bulletin Board.

As of January 11, 2008, the registrant had 50,492,060 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

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

To enhance the range of oilfield services we provide to our clients, in May 2004 we acquired 100% of the outstanding interests in Tat-Arka LLP (“TatArka”) and a 50% non-controlling interest in Kazmorgeophysica CJSC (“Kazmorgeophysica”). In September 2005 we increased our ownership interest in Kazmorgeophysica to 51%. Through TatArka and Kazmorgeophysica, we are able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

In July 2005 we changed the Company’s name from EMPS Corporation to Caspian Services, Inc., to better reflect the nature of our business in providing a range of oilfield services in the Caspian Sea region of western Kazakhstan.

Recent Developments

In July 2007, Veritas Caspian LLP, a joint venture between Kazmorgeophysica and CGG Veritas (formerly Veritas DGC Ltd), began the second season work program for the seismic data library project in the Kazakh sector of the Caspian Sea. The 2007 work program was successfully completed in November 2007. The 2008 work plan is currently under discussion with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan.

In July 2007 we mobilized to the Caspian Sea our first dedicated shallow water seismic source vessel. This boat is 36 meters long and has a new seismic source and related equipment capable of emitting a large air-gun energy source at high pressure. The vessel has accommodations for 14 people and endurance in excess of 10 days, which makes the vessel extremely practical and easy to support.

In May 2007 we mobilized to the Caspian Sea two additional shallow water vessels to accompany the Caspian Maria to operate on a geophysical survey conducted by RXT for Agip KCO on the Kashagan field. RXT is a specialized geophysical acquisition company. The vessel’s open deck areas were configured with special cable handling and energy source equipment.

We continue with development plans for our marine base in Bautino Bay. We had anticipated construction to begin in October 2006. However, as a result of prolonged funding negotiations, and taking into consideration winter weather conditions in Bautino Bay, we commenced construction in late November 2007, with final completion expected by November 2009. We anticipate the cost to construct the marine base will be approximately $71.8 million. We plan to achieve this funding through a combination of debt financing in the amount of $32 million and cash equity financing in the amount of $39.8 million of which $10.1 millionhas already been contributed by us for the initial feasibility studies, preliminary construction costs and materials. We also contributed the land for the project through the acquisition of Balykshi LLP.

Balykshi LLP, a wholly-owned subsidiary of our wholly-owned subsidiary Caspian Real Estate has entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) in the amount of $32 million. We are currently negotiating a number of agreements underlying the loan agreement, including an Agreement on Mortgage of Immovable Property, an Agreement on Pledge of Bank Accounts, and Agreement on Pledge of Movable Property, a Deed of Assignment of Contracts, a Deed of Assignment of Insurances, a Deed of Financial and Performance Guarantee, a Participation Interest Pledge Agreement, a Share Retention Deed and a Subordination Agreement.

In June 2007 we also entered into an investment agreement with EBRD under which EBRD has agreed to make an equity investment in the marine base in the amount of $10 million in exchange for a 22% equity interest in Balykshi LLP. We are currently negotiating a number of agreements underlying the investment agreement, including a Put Option Agreement and a Shareholders Agreement.

A pre-condition to funding of the EBRD loan and of the other potential financing transactions discussed herein is the requirement that we must first fund Balykshi with $29.8 million for the marine base project. We raised net proceeds of approximately $24 million through a private placement of Units of our securities in July 2007. We plan to fund the balance of our commitment with funds from additional fund raising, improved profitability and a smaller 2008 investment in our vessel division. Before the loan and investment agreements fund, we must also finalize and execute the agreements underlying the loan and investment agreements.

Currently our common stock is traded on the OTC Bulletin Board in the United States under the symbol CSSV. In 2006, we had decided to seek a listing on AIM, the junior exchange of the London Stock Exchange. We made significant progress in meeting the listing requirements of AIM but decided to postpone this project as the economic climate became unfavorable for new companies looking to float. We instead targeted potential investors more directly through a private placement. The majority of these funds will be used to develop our marine base.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Caspian Sea. Our business focuses on three principal areas – Offshore Marine Services which are provided by our fleet of vessels; Geophysical Services and Infrastructure Development, including water desalinization. We have three wholly-owned subsidiaries, all of which are British Virgin Island companies, Caspian Services Group Limited, Caspian Geophysics Limited and Caspian Real Estate Limited. Caspian is responsible for overseeing the offshore marine services provided by our vessel fleet. Caspian Geophysics is responsible for overseeing our geophysical services operations. Caspian Real Estate oversees our infrastructure development efforts. The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity:

Caspian Services, Inc.
100
100
100%
Caspian Services Group Limited
Marine Services
Caspian Geophysics Ltd.
Geophysical Services
Caspian Real Estate Ltd.
Infrastructure Development
100%
100%
51
56
100
50%
Caspian Services Group LLP
Tat-Arka LLP
Onshore seismic
Kazmorgeophysica JSC
Offshore
Bauta JSCI
Desalinization Plant
Balykshi LLP
Real Estate
Pact Caspian Engineering FZC
50
100%
Veritas Caspian LLP
Caspian Sea
Pact Engineering KZ LLP

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

Petroleum Industry in Kazakhstan

Kazakhstan is an area of significant investment activity for the international oil and gas industry. Kazakhstan’s proven reserves rank among the top 15 countries in the world with over 180 producing oil fields and up to 26 billion barrels of reserves. In 2006, oil production was approximately 1.43 million bopd, of which nearly 1.14 million bopd was exported.

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

Offshore Marine Services Industry

Our fleet customers employ our vessels to provide services to support their oil and gas exploration activities, particularly in connection with seismic work, and in the construction of necessary infrastructure to pursue development and production of successful exploration projects. This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel.

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

Vessel Fleet

Our vessel fleet has grown to fourteen specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiary, Caspian. Of the fourteen vessels in our fleet, we own eight. We operate the other six vessels pursuant to agreement with Rederij Waterweg bv, the Dutch shipping company that owns the vessels.

Our fleet is time chartered to oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation. Vessel operating expenses are typically our responsibility except that its customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, we are paid a daily rate of hire. We also provide additional support services for our accommodations vessels.

Listed below are the five vessel classes we operate along with a description of the type of vessels categorized in each class, the services the respective vessels perform and the number of vessels in each class we operate.

Supply Vessels. Included in this class are towing supply vessels and supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to offshore projects. Supply vessels, have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. We have one supply vessel in our fleet.

Seismic Source and Survey/Utility Vessels. Seismic source and survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies. Our seismic source vessel is equipped with specialized seismic source and related equipment capable of emitting a large air-gun energy source at high pressure. These vessels may also have accommodations and multiple day endurance. We currently have one seismic source vessel and two survey/utility vessels.

Anchor HandlingMulticats and Support Vessel Tugs. This is our largest category of vessels, with seven such vessels in our fleet. Both of these type of vessels are used to tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; as well as setting anchors for positioning and mooring drilling rigs, and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

Accommodations Vessels. We currently have one accommodations barge and one accommodations vessel in our fleet. These vessels are chartered to customers to provide offshore living quarters to personnel. These vessels also offer food services and laundry and related services. One of our vessels also has a heli-deck. Our accommodations vessels have combined capacity to house up to 123 client personnel and 32 crew members.

Crewboats. Crewboats are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations more quickly than other vessels. We currently have one crewboat in our fleet.

As future demand and funding justify, we will continue to expand our fleet. However, there are no assurances, that there will be sufficient demand in the market to justify expanding our fleet or the services we can offer. Similarly, even if there is sufficient demand, there is no guarantee that we will have sufficient funds or be able to obtain sufficient funding to finance such expansion.

As part of our strategic plan, we are developing a marine base in the port of Bautino. The base will be the home port for the Caspian fleet, as well as a service and mooring facility for other vessel operators. A feasibility study, including an environmental impact assessment, seabed survey and engineering design works has been approved by the applicable Kazakh regulatory authorities. Final design and construction approvals for the first phase of works have been received, including earth works, breakwater and dredging. As discussed above, we have arranged debt and equity financing with the EBRD to partially fund the construction costs for the marine base facility. Construction on the site commenced in late November 2007, with the site earth works.

During fiscal 2007, 93% of our vessel revenue came from three clients: Veritas Caspian – 44%, Saipem – 28% and RXT – 21%.

Five of our vessels were on contract to Veritas Caspian. Veritas Caspian has the exclusive rights from the Ministry of Energy and Mineral Resources to acquire seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. The second year of this multi-year project proved successful with the full 1460 km 2D seismic data being completed. Detailed planning is now well underway for the 2008 work season, which will begin in April.

During fiscal 2007, we also had five vessels on charter to Saipem, SpA for the second season of a minimum two season contract. Saipem have exercised their option to extend the contract into a third year.

During fiscal 2007, we also had three vessels on contract to Reservoir Exploration Technology ASA (“RXT”) to operate on a geophysical survey conducted by RXT for Agip Kazakhstan North Caspian Operating Company N.V., (“Agip KCO”) on the Kashagan field. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies.

With the exception of one supply vessel, for which we are currently analyzing various options, all of our vessels are under contract for the 2008 work season. We anticipate 100% utilization of our fleet for the full 2008 work season. Our order book for 2008 includes Saipem, Veritas Caspian and Fugro KazProjects.

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

“Non-proprietary”, “multi-client”, or “speculative” seismic surveys are the second contracting method geophysical service companies may offer. When performing services on this basis, the data is actually acquired by the geophysical service company for its own account. The geophysical service company then licenses that data to a number of clients. The high cost involved in obtaining geophysical data on a proprietary basis has prompted many clients to license data on a multi-client basis.

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

Caspian Geophysics provides geophysical services through its two subsidiaries: TatArka LLP, a wholly-owned subsidiary; and Kazmorgeophysica, CJSC, a 51% owned subsidiary.

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

In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing. The first modern marine seismic survey in the Kazakhstan sector of the Caspian Sea was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea. We expect that the release of additional new license blocks will attract significant interest from the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services as well as additional demand for our vessel fleet.

The complexity of modern marine seismic data collection methods in the environmentally sensitive, shallow waters of the north Caspian Sea, and the associated cost, has meant that only large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. We believe this trend will change as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the current laws of Kazakhstan, to provide marine seismic services the service provider must meet the country’s local content requirements, either through local ownership or by partnership. The 49% owner of Kazmorgeophysica is 100% owned by Kazakh interests, which satisfies the local content requirement and gives Kazmorgeophysica an advantage over its international competitors.

Kazmorgeophysica currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and three international firms, Westerngeco, CGG Veritas and PGS. As discussed above, the international firms are required to tender with a local partner to satisfy the local content requirements of Kazakhstan.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition services, TatArka and Kazmorgeophysica often contract with each other to provide services for their respective customers.

Kazmorgeophysica owns a 50% equity interest in Veritas Caspian LLP. Veritas Caspian contracted with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan in January 2006 to acquire seismic data, on an exclusive basis, over all the open acreage in Kazakhstan’s sector of the Caspian Sea. This project is referred to herein as the “State Geophysical Survey of the Republic of Kazakhstan.”

We believe this project is a significant step forward for the Republic of Kazakhstan in its efforts to develop its offshore Caspian Sea hydrocarbon deposits. The 2007 work program centered on the Chagala block which is located just south of the massive Kashagan discovery and just west of the equally large onshore Tengiz field, the Medina block south west of Kalamkas and acreage to the north west of Kashagan. In total, 1,461 kilometers of 2D seismic data was acquired in the second year of the project. Veritas Caspian is currently in discussions with the Ministry of Energy of the Republic of Kazakhstan regarding its 2008 work plan.

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

Infrastructure Development

Water Desalinization

Bauta JSCI

Through our subsidiary Caspian Real Estate Ltd. we own a 56% interest in Bauta JSCI (“Bauta”), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies drinking water for sale in bulk and in bottles. Bauta provides bulk water to the local community at cost under an infrastructure agreement with the local government and provides water to oilfield camps in the region. Agip KCO is the largest buyer of bulk water from the plant. Bauta also bottles and sells water in five liter and one-and-a half liter bottles. As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations, are seasonal, with most sales occurring during the work season. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region.

Water Treatment

Pact Caspian Engineering FZC and Pact Engineering KZ LLP

Caspian Real Estate Ltd. currently owns a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”). Through its wholly-owned subsidiary Pact Engineering KZ LLP (“Pact Engineering”), Pact Caspian markets and sells in Kazakhstan water and wastewater treatment systems manufactured by Pact Engineering FZC. Pact Caspian has just started to actively market these systems in Kazakhstan. To date no sales have been made.

Atash Marine Base

In connection with our plans to build a major marine supply and support base in the port of Bautino, on November 16, 2005, through Caspian Real Estate, we acquired a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village. To acquire the real property, Caspian Real Estate acquired a 100% ownership interest in Balykshi LLP, the entity in which the property was held by its previous owners. In 2005, we completed an offshore sea bed sampling survey, environmental impact assessment study, preliminary jetty and shore site facility engineering design works and a feasibility study. These studies and surveys were all reviewed and approved by the relevant Kazakh authorities. In 2006, our Environmental and Social Impact Assessment and marine base design received final approval from the Ministry of Environmental Protection of the Republic of Kazakhstan. In November 2007, we received construction approvals for the first phase of works, including earth works, break water and dredging.

We expect the cost to build the marine base will be approximately $71.8 million. We plan to fund these costs through a combination of debt financing in the amount of $32 million and cash equity financing in the amount of $39.8 million of which $10.1has already been contributed by us for the initial feasibility studies, preliminary construction costs and materials. We also contributed the land for the project through the acquisition of Balykshi LLP.

In December 2006, Balykshi LLP entered into a loan agreement with EBRD in the amount of $24 million. In June 2007 a first amendment to the loan agreement with EBRD was signed increasing the loan amount to $32 million.

In June 2007 we also entered into an investment agreement with EBRD under which EBRD has agreed to make an equity investment in the marine base in the amount of $10 million in exchange for a 22% equity interest in Balykshi LLP.

The balance of $29.8 million less already contributed costs will be provided to Balykshi from the Company. In July 2007 we raised net proceeds of approximately $24 million. These funds will primarily be used to meet our $29.8 million contributed capital requirement.

Funding of the loan and equity financing between EBRD and Balykshi, is contingent upon the Company first providing $29.8 million in funding to Balykshi to fund marine base development. Our failure to provide the $29.8 million would result in Balykshi not receiving the necessary funding to meet its current capital expenditure plans for the marine base, which would directly and materially impact our ability to move forward with the full construction of the marine base facility.

Construction commenced in late November 2007. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site  area to be completed and operational by December 2008, with final completion of the base occurring by November 2009.

Through the marine base we will offer a full range of services, not only to our own fleet, but also to other vessel fleet operators in the region, as well as, to the large multi-national oil companies engaged in exploration in the region.

Currently there are approximately 135 vessels and barges supporting the Agip KCO development of the Kashagan field. This number is expected to grow significantly over the next few years as pipeline laying, pile and flares, hookup and commissioning of projects commence. The number of operating personnel requiring support offshore is expected to reach approximately 4,000 in the short term.

Bautino Bay, where the Atash Marine Base will be located, is approximately 1.8 km across from east to west and “open” to the Caspian Sea to the north. A public road, public electricity and landline telephone utility infrastructure run parallel to the property. No other utility infrastructure (water, sewage, heating, etc.) exists in the vicinity of the property.

Once completed, we plan to offer the following offshore facilities and services:

•	Service jetty and moorings
•	Loading and off-loading facilities
•	Vessel lifting facilities
•	Breakwater protection
•	Long-term berths
•	Crew transfer berth
•	Main wharf area

We also plan to offer the following onshore facilities and services at the marine base:

•	Marine maintenance facilities
•	Warehousing
•	Base offices
•	Transit lounge
•	Fully integrated marine base command and control facilities
•	Fully integrated fuel distribution system and storage facilities
•	Fully integrated water distribution system and storage facilities
•	Oily water collection and storage facilities
•	Weighbridge facilities
•	Electrical power supply and distribution system
•	Back-up electrical power generation facilities
•	Security system
•	Fire-fighting system
•	Lay-down storage area

Fuel bunkering, water export, material loading and off-loading and vessel hauling/repairs at the slipway are expected to generate a significant percentage of revenues during the operating season (mid March through mid November). Long-term berthing and vessel hauling/maintenance is expected to generate the bulk of revenue during the off-season (mid November to mid March).

Safety and Risk Management

We are committed to ensuring the safety of our operations. Management regularly communicates with our personnel to promote safety and instill safe work habits through company media and safety review sessions. We also regularly conduct safety training meetings for our seaman and staff personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. We employ safety personnel who are responsible for administering our safety programs.

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action. Any such event may result in a reduction in revenues or increased costs.

The worldwide threat of terrorist activity and other acts of war, or hostility, have increased the risk of political, economic and social instability. It is possible that acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. To date, the company has not experienced any property losses as a result of terrorism, political instability or war.

Management believes that the Company’s insurance coverage is adequate. We have not experienced a loss in excess of insurance policy limits; however, there is no assurance that our liability coverage will be adequate to cover all potential claims that may arise. While we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee such with the current level of uncertainty in the insurance market.

Industry Conditions, Competition and Customers

Our operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, development and production in the north Caspian Sea. Such activity levels are affected by the trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for these natural resources.

The principal competitive factors for the offshore marine services industry are suitability and availability of equipment, price and quality of service. As noted above, we have numerous competitors in all areas in which we operate, so the business environment is highly competitive.

Our principal customers are major oil and natural gas exploration, development and production companies or subcontractors of such companies. As noted above our three largest customers accounted for 93% of our vessel revenues during the fiscal year ended September 30, 2007 and Agip KCO purchases the majority of the water we produce. We consider our operations to be dependent, at least in the short-term, on Agip KCO and its subcontractors.

Environmental Compliance

During the ordinary course of business our operations are subject to a wide variety of environmental laws and regulations. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. We are proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.

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

Employees

The Company and its subsidiaries currently employ approximately 560 full time employees. We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservicesinc.com . In addition, the public may read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like Caspian Services.

Item 1A.   Risk Factors

Business Risks

Slower than Anticipated Growth of the Market. Our revenues are dependent upon demand for our services. If oil and gas exploration and development activities expand at slower than anticipated rates, or if one of our primary clients curtails its activities for any reason, our results of operations and financial condition could be negatively impacted by the reduction in available work and/or a reduction in pricing if supply of services exceeds market demand.

Failure to Obtain Sufficient Funding to Fund Construction of our Marine Base. Funding of the loan and equity financing between EBRD and Balykshi, is contingent upon the Company first providing $29.8 million in funding to Balykshi to fund marine base development. We do not currently have sufficient funds to satisfy this commitment and anticipate the need to seek additional funding to cover the shortfall. Our failure to provide the $29.8 million would result in Balykshi not receiving the necessary funding to meet its current capital expenditure plans for the marine base, which would directly and materially impact our ability to move forward with the full construction of the marine base facility. We currently have no firm commitment from any party to provide us the additional funding we need and there is no guarantee we will be able to obtain additional funding on reasonable terms, or at all.

Cost Overruns or Time Delays in Completing Construction of the Marine Base. While we will seek to include penalty provisions in our construction contracts designed to ensure construction of the marine base within our budget and projected timelines, we cannot completely protect ourselves against cost overruns and time delays in the construction process. If the cost overruns or time delays were significant, such could result in us having to seek additional funding, diverting funds from other projects to complete the marine base, or possibly in our being unable to complete the marine base. Moreover, delays in completion of the marine base within the projected timelines could result in material deviations from projected marine base revenues and operating expenses discussed elsewhere in this Memorandum. Such delays could impact our projected results of operations and financial condition.

Marine Base Revenue and Expense Estimates may Differ Materially from Actual Results. Our forward-looking statements regarding projected marine base revenue and operating expenses are based on assumptions and expectations. While we have utilized our best efforts and the market information available to us in formulating these projections, we have not previously constructed or operated a marine base and some of our assumptions and expectations could be incorrect. Depending upon how significantly our projections vary from actual results, our results of operations and financial condition could be adversely affected. We would, therefore, caution you to perform your own independent evaluation of our projections and the viability of our marine base before making an investment in our securities.

Oil and Gas Prices are Highly Volatile. Commodity prices for crude oil and natural gas are highly volatile. Prices are sensitive to the supply/demand relationship for the respective natural resources. High demand for crude oil and natural gas and/or low inventory levels for the resources as well as any perceptions about future supply interruptions can cause commodity prices for crude oil and natural gas to rise, while generally, low demand for natural resources and/or increases in crude oil and natural gas supplies cause commodity prices for the respective natural resources to decrease.

Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries’ (“OPEC”) ability to control crude oil production levels and pricing as well as the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; worldwide demand for natural resources; and governmental restrictions placed on exploration and production of natural resources.

Changes in Level of Capital Spending by our Customers. Our principal customers are oil and natural gas exploration, development and production companies. Our results of operations are dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can explore for, develop and produce economically. When this market dynamic occurs, it is expected that our customers will generally reduce their capital spending budgets for offshore drilling, exploration and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

Competition. The oilfield services industry is highly competitive. Competition in Kazakhstan and Central Asia includes other local and multi-national companies. We will have to compete for additional customers with these companies who in some cases may have greater financial resources and larger technical staff than we do.

Liquidity of Common Stock. Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the SEC under the Securities Act. These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Foreign Operations

In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan is still developing the business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve risks that are not typically associated with developed markets. Instability in the market reform process could subject us to unpredictable changes in the basic business environment in which we currently operate. Therefore, we face risks inherent in conducting business internationally, such as:

•	foreign currency exchange fluctuations or imposition of currency exchange controls;
•	legal and governmental regulatory requirements;
•	disruption of tenders resulting from disputes with governmental authorities;
•	potential vessel seizure or nationalization of assets;
•	import-export quotas or other trade barriers;
•	difficulties in collecting accounts receivable and longer collection periods;
•	political and economic instability;
•	difficulties and costs of staffing and managing international operations; and
•	language and cultural differences.

Any of these factors could adversely affect our operations and consequently their operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

We also face the potential risk of changing and potentially unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2. Description of Property

Our principal executive offices are located at, 29/6 Satpaev Ave, Rakhat Palace Hotel, 9th Floor, Almaty, 050040, Republic of Kazakhstan. We also maintain executive offices at 257 East 200 South, Suite 340, Salt Lake City, Utah 84111 and an office in Aktau, Kazakhstan. We lease these spaces. The office in Almaty is leased for a term ending in March 2008. The monthly rent is $13,294. The office in Salt Lake City is leased for a term ending in February 2009. The monthly rent is currently $3,695, and increases each year at a rate of 3%. Our office lease in Aktau expires in December 2007 and we intend to renew this lease. Our current rental rate in Kazakh Tenge equivalent to about $20,000 per month.

As is the norm in locations such as Almaty and Aktau, we rent apartments for the exclusive use of our employees posted there. We have nine apartments on a revolving annual lease that usually renews each year in January. Total rent for the nine apartments in Kazakh Tenge is equivalent to about $18,000 per month.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Through Bauta, we own a 56% interest in a water desalinization plant. The Bauta facility consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space.

                The Bauta facility is not subject to any mortgage or lien.

As disclosed above in Item 1. Description of Business in November 2005, through Caspian Real Estate, we acquired a five hectare parcel of undeveloped real property. We own this property free of any mortgages or liens. The property forms the basis for our marine base facility and will be expanded, through dredging and land reclamation, to approximately 11 hectares in size upon completion of phase one of the project. The cost of the property has been included in the roughly $14.5 million figured disclosed as our investment to date in the marine base facility.

We acquire interests in real property to support our operations. We are not engaged in the business of acquiring real estate for investment purposes.

Item 3. Legal Proceedings

Currently we are involved in a judicial appeal in Kazakhstan as a result of the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan challenging the claims of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO under various contracts dating back to 2002. Based on the lower court’s decision issued in October 2007 the initial claimed VAT of $0.6 million was decreased to $0.2 million. At the request of Agip KCO we appealed this ruling. We lost on that appeal. Agip KCO has acknowledged to us in writing that under the terms of our contracts with Agip KCO that it is obliged to pay the customs VAT. We have formally requested indemnification from Agip KCO and are awaiting their response. In November 2007 the lower court issued a second decision where it upheld the initial imposition of $0.1 million in VAT and penalties related to the Agip KCO contract. We also appealed this decision. The appeal is now pending and, depending on the outcome, the matter will be further referred to Agip KCO for indemnity. Therefore, we anticipate we will incur no liability if the customs VAT is imposed. Throughout these matters, Agip KCO has paid our legal expenses. We have incurred no legal or court fees in connection with this matter.

If customs VAT is owed, we could be subject to fines and penalties totaling up to as much as 100% of the tax obligation. Our understanding is that Agip KCO will also indemnify us against any fines and penalties but, until this point is specifically agreed to in writing, we have accrued $0.2 million toward any possible payment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders and there were no changes in our board of directors during the quarter ended September 30, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Market for our Common Stock

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.” The following table presents the high and low bid prices for the fiscal years ended September 30, 2007 and 2006. The published high and low bid quotations were furnished to us by Pink Sheets, LLC. These quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions.

	High	Low

Fiscal year ended September 30, 2007

Fourth quarter	$ 2.95	$ 2.65
Third quarter	$ 3.60	$ 2.80
Second quarter	$ 4.00	$ 3.10
First quarter	$ 4.50	$ 3.50

Fiscal year ended September 30, 2006

Fourth quarter	$ 5.05	$ 4.05
Third quarter	$ 5.25	$ 4.55
Second quarter	$ 5.00	$ 3.25
First quarter	$ 4.80	$ 3.00

Record Holders

As of January 11, 2008 we had approximately 196 shareholders of record holding 50,492,060 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid a cash dividend on our common stock during the past two fiscal years. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations, expansion and development of our business.

Securities for Issuance Under Equity Compensation Plans

As of January 11, 2008 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,000,000	$3.00	-0-
Equity compensation plans not approved by security holders	846,068	$3.91	-0-
Total	1,846,068	$3.42	-0-

Our board of directors adopted and our shareholders approved the EMPS Corporation 2002 Stock Option Plan (the “Plan”) allowing us to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

On December 31, 2004, we granted options to purchase 100,000 shares each to two employees. The options have an exercise price of $3.00 per share. These options are fully vested. 100,000 options expire in September 2009 and 100,000 expire in September 2010.

On August 1, 2005, options to purchase up to an aggregate of 800,000 shares of our common stock were granted to certain of our officers, directors, employees and consultants as follows:

Name	# of Shares underlying Options

Marat Cherdabayev	100,000
Laird Garrard	220,000
Alexey Kotov	100,000
Mirgali Kunayev	110,000
Yevgeniy Kurguzkin	110,000
James Passin	25,000
Paul Roberts	110,000
Valery Tolkachev	25,000

The options vested one year from the date of grant and expire ten years from the date of grant. The options have an exercise price of $3.00 per share.

On August 3, 2007 we granted a placement agent warrant to Aton Securities, Inc. for services rendered as our agent in connection with a private placement completed by us in July 2007. The placement agent warrant grants Aton the right to purchase up to 692,333 shares of our common stock at an exercise price of $4.00 per share. The placement agent warrant expires on August 2, 2009. The placement agent warrant provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events.

Pursuant to the terms of their respective employment agreements John Scott, our Chief Operating Officer, Terrance Powell, our Vice President of Investor Relations, and Arjan Goris, the Managing Director of our wholly owned subsidiary Caspian Services Group Ltd. were entitled to receive mandatory stock option grants on the first anniversary of the effective date of their employment agreements, which were March 20, 2007, January 11, 2007 and March 1, 2007, respectively. The option grants, however, were not made on the respective anniversary dates. The primary reason for the delay in making the mandatory stock option grants has been the ongoing discussion between management, the board of directors and Messrs. Scott, Powell and Goris regarding the possibility of revising their respective employment agreements to provide for restricted stock grants rather than stock options. Because the parties have been unable to reach an agreement on this issue, and with the mutual agreement of all parties, on January 10, 2008, the board of directors awarded mandatory stock option grants to Messrs. Scott, Powell and Goris. Following is additional information regarding the stock option grants.

Name	# of Shares underlying Options	Exercise Price per Share	Expiration Date

John Scott	53,730	$3.35	March 20, 2015
Terrance Powell	48,780	$3.69	January 11, 2015
Arjan Goris	51,225	$3.51	March 1, 2015

The options granted to Mr. Scott will vest: i) one third on March 20, 2008, ii) one third on March 20, 2009, and iii) the final third on March 20, 2010. The options granted to Mr. Powell vest as follows: i) one third on January 11, 2008, ii) one third on January 11, 2009, and iii) the final third on January 11, 2010. The options granted to Mr. Goris will vest: i) one third on March 1, 2008, ii) one third on March 1, 2009, and iii) the final third on March 1, 2010.

Recent Sales of Unregistered Securities

As noted in the preceding paragraph on January 10, 2008 we granted stock options to purchase shares of our common stock to John Scott, Terrance Powell and Arjan Goris. For details regarding the options please see the preceding paragraph. As Messrs. Scott, Powell and Goris are non-U.S. persons residing in Kazakhstan, these options were granted pursuant to Regulation S under the Securities Act.

Except as disclosed herein and in our Current Report on Form 8-K we filed with the Securities and Exchange Commission on August 2, 2007, we sold no equity securities, which were not registered under the Securities Act of 1933 during the quarter the quarter ended September 30, 2007.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ended September 30, 2007.

Item 6.   Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended September 30, 2007 and 2006, the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the years ended September 30,		For the nine months ended September 30,	For the years ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:

Vessel revenues	$ 24,441	$ 14,444	$ 6,026	$ 7,441	$ 9,701
Geophysical services revenue	38,896	27,350	11,778	6,161	-
Product sales	1,556	1,249	858	960	833
Total revenues	64,893	43,043	18,662	14,562	10,534
Vessel operating costs	18,509	13,366	4,258	5,867	5,119
Geophysical costs of revenues	17,058	13,982	4,182	2,661	-
Cost of product sold	898	647	299	327	418
Depreciation	6,619	3,330	1,320	1,055	789
General and administrative	12,127	10,162	5,520	3,577	2,021
Total operating expenses	55,211	41,487	15,579	13,487	8,347
Income from operations	9,682	1,556	3,083	1,075	2,187
Net income (loss)	9,465	(1,700)	1,351	(195)	(192)
Basic income (loss) per common share	0.22	(0.04)	0.04	(0.01)	(0.01)
Diluted income/(loss) per common share	0.22	(0.04)	0.04

	As of September 30,			As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Total current assets	$ 42,220	$ 23,950	$ 12,536	$ 7,297	$ 2,557
Vessels, equipment and property, net	45,481	33,064	20,711	12,490	8,965
Total assets	92,663	61,650	38,058	25,198	12,366
Total current liabilities	11,896	17,347	8,146	14,230	9,208
Total liabilities	13,739	18,743	8,146	18,648	9,208
Total shareholders’ equity	75,191	39,616	27,470	4,394	1,196

Item 7.   Management’s Discussion and Analysis of Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005. During our 2005 fiscal year our shareholders approved a change in our fiscal year end from December 31 to September 30. For this reason, the financial information presented in this report for our 2005 fiscal year present only the nine month period from January 1, 2005 to September 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this annual report.

All dollar amounts stated in this Item 6 are presented in thousands unless stated otherwise.

2007 Summary

In fiscal 2007 we experienced a 51% increase in total revenue as compared to the year ended September 30, 2006. This was in line with our projections and reflected a similar pattern of growth from 2005. Our income from operations during fiscal 2007 was $9,682, an increase of 522%. We realized a net income of $9,465 or $0.22 per share compared to a net loss of ($1,700) or ($0.04) per share during 2006. The increase in revenue is the result of robust growth in both our vessels and geophysical divisions. Total operating expenses rose by only 33% and our operating margin increased from 3.6% to 14.9%. Better margins were obtained because our infrastructure was substantially completed in 2006, allowing fixed costs to be contained, and because increased investment allowed us to perform work in-house, rather than subcontracting the work.

In the geophysical services sector, with the purchase of new equipment we were able to field two new crews for a full year, reducing our subcontracting costs and substantially improving our margins. We have increased our capacity in the geophysical services sector with new recording systems and other large plant and equipment. This trend will continue as we seek to purchase our own additional marine craft and recording equipment to support these operations.

Vessel operating revenue improved as several new multi-year contracts signed in 2006 allowed our fleet to be almost fully utilized. The only negative factors were; i) a vessel damaged at the end of the 2006 season which took substantially longer to repair than had been anticipated; and ii) a new vessel which was delivered late and which had a number of teething problems. Had these vessels been available on time, the vessel division would have made a profit. The fixed costs of the new Aktau office can now be fully covered and additional vessels should lead to strong profit growth.

We continue with development plans for the marine base in Bautino Bay. Construction commenced in November 2007. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by December 2008 with final completion of the base occurring by November 2009. Anticipated cost to construct the marine base is approximately $71,810. We plan to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $10,120 has already been contributed by us for the initial feasibility studies, preliminary construction costs and materials. We also contributed the land for the project through our acquisition of Balykshi LLP.

In December 2006, Balykshi LLP entered into a loan agreement with EBRD in the amount of $24,000 and in June 2007 the first amendment to the loan agreement with EBRD was signed increasing the loan amount to $32,000. In June 2007 we also entered into an investment agreement with EBRD under which EBRD has agreed to make an equity investment in the marine base in the amount of $10,0000 in exchange for a 22% equity interest in Balykshi LLP.

The balance of $29,800 less already contributed costs will be provided by us to Balykshi. We raised net proceeds of approximately $24,000 through a private placement of units of our securities in July 2007. Most of these funds will be applied toward this $29.8 million commitment. The balance will be funded from additional fund raising, improved profitability and a smaller investment in our vessel division for 2008.

In February 2007 Balykshi entered into short-term loan agreement with Halyk Bank for $2,000. The loan was fully repaid in August 2007. The purpose of the loan was to pay for marine base construction costs.

During the years ended September 30, 2007 and 2006 the Company incurred construction costs of $8,011 and $1,115, respectively.

Comparison of the fiscal year ended September 30, 2007 and September 30, 2006

In fiscal 2007, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
	Year ended	Year ended
	September 30, 2007	September 30, 2006	% Change

VESSEL OPERATIONS
Operating Revenue	$24,441	$14,444	69%
Pretax Operating Loss[1]	$(732)	$(3,178)	(77%)

GEOPHYSICAL SERVICES
Operating Revenue	$38,896	$27,350	42%
Pretax Operating Income[1]	$13,878	$5,640	146%

INFRASTRUCTURE DEVELOPMENT
Operating Revenue	$1,556	$1,249	25%
Pretax Operating Income/(Loss)[1]	$2,529	$(282)	(997%)

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a
Pretax Operating Loss[1]	$(778)	$(535)	45%

_________________________

1  Pretax segment income represents income before taxes and minority interest.

Revenue

Total revenue for the fiscal year ended September 30, 2007 was $64,893 compared to $43,043 for 2006. This increase was largely the result of increased activity in the geophysical services sector, where the delivery of additional equipment allowed us to field additional operating crews, and increases in both the size and utilization rate of our vessel fleet during fiscal 2007.

Vessel revenue of $24,441 in fiscal 2007 was 69% higher than in 2006, due to improved utilization of our fleet, more vessels and increased charter rates. The figure would have been higher if two vessels had been available on time.

In fiscal 2007 geophysical service revenue was $38,896 or 42% higher than in 2006. This significant increase is the result of strong demand, coupled with the benefits of high investment in 2006. The increased crews and equipment led to additional payroll and depreciation charges but they were more than offset by savings in subcontracting and the generation of strong revenues. We were effectively able to increase revenues without increasing costs during fiscal 2007.

Infrastructure revenue in fiscal 2007 of $1,556 increased 25% compared to 2006, due to demand for water arising from increased activity in the port of Bautino. Revenue from product sales less cost of product sold in fiscal 2007 was $658 compared to $602 during the 2006, as we continued our efforts to improve efficiency, profitability and revenue at our water desalinization plant.

The corporate administration segment of our business refers primarily to the administration of our affairs in the United States and includes marketing services provided by that segment to the other segments of our operations. Corporate administration generated a pretax operating loss of $778 during the fiscal year ended September 30, 2007 compared to a pretax operating loss of $535 during 2006.

Vessel Operations

The exploration and production season in the north Caspian Sea where our vessels operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations typically decreases during our first fiscal quarter and is at its lowest level during the second fiscal quarter of each fiscal year.

Vessel revenues are affected by utilization and day rates. We experienced an increase in revenue from vessel operations during the 2007 fiscal year, as compared to 2006. This increase was largely attributable to improved vessel utilization rates, an increased number of vessels in our fleet and improving day rates. We mobilized an additional three vessels to the Caspian Sea during fiscal 2007. In 2008 we expect to mobilize one more vessel. This will bring the total number of vessels in our fleet to fifteen.

We expect the trend of increasing demand to continue in the upcoming year. We already have an almost full order book for 2008. Only one vessel remains to be allocated and we are currently investigating several options for contract during 2008. Based on charters in place, current negotiations and anticipated increased exploration and production activities in the Caspian Sea, we expect revenues and income from vessel operations to increase in fiscal 2008 as compared to fiscal 2007.

Vessel operating costs of $18,509 during the fiscal year ended September 30, 2007 were 38% higher than in 2006. This increase is primarily volume related and has risen less quickly than revenues, leading to better margins. Some of our vessel operating costs are attributable to the vessels we operate under our agreement with Rederij Waterweg. Pursuant to that agreement we pay a day rate to Rederij Waterweg for the vessels they own, that we operate. Currently, six of the vessels in our fleet are owned by Rederij Waterweg. While they cost us more to operate than our own vessels we are willing to operate these vessels at a reduced profit margin to gain access to Rederij Waterweg’s large shallow draft fleet. This relationship makes it possible for us to meet demand without incurring the significant expense of purchasing additional vessels. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies including consumables such as fuel.

During December 2006, we entered into a contract with Reservoir Exploration Technology ASA, a specialized seismic acquisition company, to provide three shallow draft vessels as survey vessels for an offshore marine seismic acquisition program over the Kashagan oilfield in the north Caspian Sea. We provided one vessel from our fleet to fulfill the contract. The remaining two vessels were new additions to our fleet through our leasing agreement with Rederij Waterweg. This contract is now complete.

We plan to purchase and mobilize to the Caspian Sea a dedicated shallow water cable laying barge. This vessel will be contracted out to Saipem as part of their work commitment on the Kashagan field.

As a result of this anticipated addition to our fleet, we expect that vessel operating costs will continue to increase in fiscal 2008.

Geophysical Services

We also experienced a significant increase in revenue from geophysical services during the 2007 fiscal year, as revenue increased $11,546 or 42% compared to the 2006 fiscal year.

As a result of new contracts, TatArka’s business grew significantly during fiscal 2007, with revenue increasing from $20,078 to $28,664. To take advantage of this ongoing strong demand for geophysical services, in 2006 we purchased additional equipment to allow us to field extra operational crews. We were able to operate with additional crews for the entire 2007 fiscal year.

With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2008 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipate revenue from geophysical services will continue to increase in the upcoming 2008 fiscal year.

Geophysical operating costs also increased during the 2007 fiscal year from $13,982 to $17,058. Kazmorgeophysica costs increased $5,341 to $8,536 but TatArka’s costs decreased $1,805 to $8,696, resulting in an overall increase in geophysical operating costs of $3,076. As discussed above, this is primarily due to higher payroll costs and depreciation as we increased crews and equipment, but there were much higher savings in subcontracting costs as we performed the work in-house. The result was higher revenues and lower costs.

With the anticipated exploration activities in the Caspian Sea region in 2008, we expect revenues to increase. Costs of providing geophysical services should increase in line with inflation as compared to costs experienced during the 2007 fiscal year. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because Kazmorgeophysica provides marine and transition zone geophysical services, its operations are more seasonal.

Infrastructure Development

During fiscal 2007, revenue from water desalinization increased 25% compared to fiscal 2006. Revenue from water sales, less the cost of water sales increased to $658 in fiscal 2007 compared to $602 in fiscal 2006. This is the result of increased demand for water arising from more activity in the port of Bautino. Increased costs related to production of water are mainly due to higher payroll costs and costs of chemicals and electricity. However, gross margin in percentage decreased from 48% in 2006 to 42% in 2007. This decrease is mainly attributable to increased cost of materials as we switched suppliers of plastic forms for water bottles to ensure timely delivery and increased utility costs, due to higher tariffs in 2007. As much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, demand for water is directly affected by oil and gas exploration and production in the region. With the anticipated increases in exploration and production activities in the region, we anticipate increased revenue and income from water desalinization in 2008.

Corporate Administration

During the fiscal year ended September 30, 2007, net loss from corporate administration was $778 compared to $535 during the fiscal year ended September 30, 2006. This increase in net loss is due to increased office rental cost, travel and communication costs.

Consolidated Results

General and Administrative Expenses

General and administrative expenses increased $1,965, or 19% during fiscal 2007 compared to the fiscal 2006. A primary contributing factor to this increase in general and administrative expense is improved infrastructure, including the new Aktau office being operational for the full year. Additionally, we hired new key personnel in 2007 which resulted in higher payroll, travel and insurance costs. Our infrastructure is now substantially in place for the expected increase in revenues.

While we anticipate general and administrative expenses for the upcoming year will continue to rise as we continue to expand our operations, we do not expect them to increase significantly.

Interest Expense

Interest expense decreased 55% to $130 during fiscal 2007, compared to fiscal 2006. This is the result of the decreased debt load we carried during 2007 compared to 2006. We expect interest expense will increase in future periods as we access funds under the loan agreement with EBRD for the construction of the marine base.

Other Income

The significant increase in other income of $4,583 is primarily due to the sale of our interest in Bautino Development Company, realizing a profit of $3,000. Our seismic companies were also able to rent equipment and sell consumables to third parties. The sale of our interest in Bautino Development Company was a one-time event that we do not expect to recur. Therefore we expect other income to return to more traditional levels during our 2008 fiscal year.

Comparison of the fiscal year ended September 30, 2006 and the nine months ended

September 30, 2005

In fiscal 2006, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure Development and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in thousands)
	Twelve months ended	Nine months ended
	September 30, 2006	September 30, 2005	% Change

VESSEL OPERATIONS
Operating Revenue	$14,444	$6,026	140%
Pretax Operating Loss[1]	$(3,178)	$(1,969)	61%

GEOPHYSICAL SERVICES
Operating Revenue	$27,350	$11,778	132%
Pretax Operating Income[1]	$5,640	$3,734	(51%)

INFRASTRUCTURE DEVELOPMENT
Operating Revenue	$1,249	$858	46%
Pretax Operating Income/(Loss)[1]	$(282)	$(189)	49%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a
Pretax Operating Income/(Loss)[1]	$(535)	$(225)	138%

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

In fiscal 2006 geophysical service revenue was $27,350 or 132% higher than during the 2005 transition period. This significant increase was primarily the result of an increase in our geophysical services business during fiscal 2006 coupled with the consolidation of Kazmorgeophysica’s results of operations during the 2006 fiscal year. Geophysical revenue less geophysical costs of revenue totaled $13,368 in fiscal 2006 compared to $7,596 during the 2005 transition period, a 76% increase. During the 2006 fiscal year we invested in additional new equipment to allow us to continue to meet the growing demand in Kazakhstan and the Kazakh sector of the Caspian Sea for geophysical services.

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

Vessel Operations

We experienced an increase in revenue from vessel operations during the 2006 fiscal year, as compared to the 2005 transition period. This increase was largely attributable to improved vessel utilization rates, an increased number of vessels in our fleet and improving day rates. We mobilized an additional four vessels to the Caspian Sea during fiscal 2006

We expected the trend of increasing demand to continue in the upcoming year and this proved to be the case. We already had a full order book for 2007.

Vessel operating costs of $13,366 during the fiscal year ended September 30, 2006 were $9,108 or 214% higher compared to the nine month 2005 transition period. This increase was the result of several factors. A disproportionate percentage of our vessel operating costs were attributable to the vessels we operated under our agreement with Rederij Waterweg. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies including consumables such as fuel. During fiscal 2006, we also sold our under-utilized shallow draft supply vessel, the Caspian Yelena. As a result, we realized one-time extraordinary costs associated with the sale, including demobilization and drydocking costs. During the early part of 2006, we had fewer vessels earning winter standby rates, as compared to the 2005 transition period, while we continued to incur costs associated with those vessels.

During December 2006, we entered into a contract with Reservoir Exploration Technology ASA, a specialized seismic acquisition company, to provide three shallow draft vessels as survey vessels for an offshore marine seismic acquisition program over the Kashagan oilfield in the North Caspian Sea. We were to provide one vessel from our current fleet to fulfill the contract. The remaining two vessels were to be new additions to our fleet, through our leasing agreement with Rederij Waterweg. The contract was for an initial period of one year, with options for up to three additional one-year terms.

In addition to the above, we planned to purchase and mobilize to the Caspian Sea a dedicated shallow water survey/support vessel. This vessel was to be contracted out to Veritas Caspian to assist with the “State Geophysical Survey of the Republic of Kazakhstan” project. The vessel was to be fitted out with purpose-built seismic acquisition source equipment.

Geophysical Services

We also experienced a significant increase in revenue from geophysical services during the 2006 fiscal year, as revenue increased $15,572 or 132% compared to the 2005 transition period.

As a result of new contracts, TatArka’s business grew significantly during fiscal 2006 with revenue increasing from $8,300 to $20,078. To take advantage of this ongoing strong demand for geophysical services, we purchased additional equipment to allow us to field extra operational crews.

With the anticipated increase in proprietary exploration activities in the Caspian Sea region in 2006 and the rights of Veritas Caspian to conduct non-proprietary surveys, we anticipated revenue and costs from geophysical services to continue to increase in 2007 fiscal year and this assessment was accurate.

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

Geophysical costs of revenues also increased substantially during the 2006 fiscal year. During the 2005 transition period geophysical costs of revenues was $4,182. By comparison, during fiscal 2006 Kazmorgeophysica realized costs of revenue of $3,481 and TatArka’s cost of revenue increased $6,319 to $10,501, resulting in an overall increase in geophysical costs of revenue of $9,800. As discussed above, this increase was attributable to several factors, including the consolidation of Kazmorgeophysica’s results of operations, increased payroll expenses as a result of increasing the number of our field crews from two during the 2005 transition period to four in fiscal 2006 and we increased VAT expense resulting from greater material and services costs.

Infrastructure Development

During fiscal 2006, revenue from water desalinization increased 46% compared to the 2005 transition period. Revenue from water sales, less the cost of water sales increased to $602 in fiscal 2006 compared to $559 during the 2005 transition period. This was the result of increased demand for water arising from increased activity in the port of Bautino. The increase in operating expenses is partially attributable to the acquisition of Balykshi. Increased costs related to production of water were mainly due to increased payroll costs and costs of chemicals and electricity. As much of our water sales are made to exploration and production camps operating in the Caspian Sea region, much like our vessel operations, demand for water is directly affected by oil and gas exploration and production in the region. We anticipated increased revenue and income from water desalinization in 2007.

Corporate Administration

During the fiscal year ended September 30, 2006, net loss from corporate administration was $535 compared to $225 during the 2005 transition period. This increase in net loss was mainly due to increased compensation and payroll expenses.

Consolidated Results

General and Administrative Expenses

General and administrative expenses increased $4,642, or 84% during fiscal 2006 compared to the 2005 transition period. A primary contributing factor to this increase in general and administrative expense was the consolidation of Kazmorgeophysica’s general and administrative expenses, which amounted to $2,021 during fiscal 2006. Additionally we hired some new key personnel in 2006 which resulted in increased payroll and travel costs. Insurance cost also increased due to increased personnel.

While we anticipated general and administrative expenses for the upcoming year to rise as we continued to expand our operations, we did not expect general and administrative expenses to increase at such a dramatic rate. This expectation was confirmed.

Interest Expense

Interest expense decreased 53% to $288 during fiscal 2006, compared to the 2005 transition period. The decrease in interest expense was primarily due to the fact that we fully repaid finance lease obligations as of June 30, 2006 arising from acquisition of seismic equipment.

Other Income

The significant increase in Other Income of $443 was primarily due to the sale of the Caspian Yelena to an unrelated third party for net proceeds of $1,868. The vessel had a book value of $1,489. We recognized a gain on the sale of the vessel in the amount of $379.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005.

	For the fiscal years ended September 30,		For the nine months ended
	2007	2006	September 30, 2005

Net cash provided by operating activities	$ 6,723	$ 590	$ 1,423
Net cash used in investing activities	(18,169)	(11,336)	(8,151)
Net cash provided by financing activities	24,734	11,236	8,967
Effect of exchange rate changes on cash	(676)	(232)	2

Net change in cash	$ 12,612	$ 258	$ 2,241

In fiscal 2007 net cash provided by operating activities was $6,723, compared to net cash provided by operating activities of $590 in fiscal 2006. This change in cash flow from operating activities is the result of net income of $9,465 in fiscal 2007, compared to $1,700 net loss from operations in fiscal 2006. There was a $3,289 increase in depreciation and amortization arising from our investments in vessels and additional seismic equipment. These benefits were partially offset by increases in receivables linked to the strong revenue growth, but net cash from operating activities still improved by $6,133.

In fiscal 2007 we invested $17,226 in the acquisition of vessels and equipment, requiring additional external financing. These purchases were partially funded by $26,339 from private placements of our equity securities during fiscal 2007 and fiscal 2006. We also borrowed $217 from unrelated parties. Of the funds we raised in financing activities, $467 was used to repay short-term debts to related parties and $1,381 was used to repay notes payable.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt	$ 680	$ 680	$ —	$ —	$ —
Vessel Operating Leases	8,484	6,424	2,060	—	—
Operating Leases	2,847	2,847	—	—	—
Total	$ 12,011	$ 9,951	$ 2,060	$ —	$ —

Financing

In December 2006, Balykshi LLP entered into a loan agreement with EBRD in the amount of $24,000 and in June 2007 the first amendment to the loan agreement with EBRD was signed increasing the loan amount to $32,000.

In June 2007 the Company also entered into an investment agreement with EBRD under which EBRD has agreed to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP.

In February 2007 Balykshi entered into short-term loan agreement with Halyk Bank for $2,000. The loan was fully repaid in August 2007. The purpose of the loan was to pay for marine base construction costs.

During the 2007 fiscal year, Bauta borrowed $26 from a local bank and repaid $11. The notes are collateralized by equipment and inventory and bear interest at 18%. Bauta will pay an additional $15 until December 2008.

During the year ended September 30, 2007, KMG borrowed $223 from institutions other than banks. The notes bear interest at 0% and will be repaid in December 31, 2007.

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes are collateralized by equipment and bear interest at 14%. Through 2007 fiscal year $590 was repaid. TatArka will pay an additional $442 until March 2008.

In July 2007, the Company completed a private placement of Units raising net proceeds of $24,041. The Units offered in the private placement consisted of three shares of common stock and a redeemable warrant to purchase an additional share of common stock at an exercise price of $4.00. The warrant contained in each Unit is immediately exercisable and has a three-year term. The price per Unit was $9.00. The funds raised in the offering were used to fund development of the Company’s marine base and to acquire vessels and seismic equipment.

Off-Balance Sheet Financing Arrangements

There are no off-balance sheet financing arrangements.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact the Company if the Company is party to a business combination after the pronouncement has been adopted. The Company is currently evaluating the effects, if any, that SFAS 160 may have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the Company elects to adopt the provisions of SFAS 159, it would be effective in our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial statements.

During September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This standard is effective in the Company’s financial statements beginning October 1, 2008. The Company is currently evaluating the effects, if any, that this pronouncement may have on the Company’s financial statements.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt the provisions of FIN 48 in the fiscal year beginning October 1, 2007. The Company is currently evaluating the effects, if any, that this pronouncement may have on the Company’s financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2007, we reviewed our long-lived assets and determined no impairment was necessary.

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

Drydocking Costs — Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 24 months. Drydocking costs comprise painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices, in that they affect the operations of our customers, and foreign currency exchange rates.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. As oil prices decrease demand for our services and correspondingly our cash flows may decrease. Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Declines in oil prices could reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations.

Foreign Currency Risk

To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. Some of our expenditure, particularly capital expenditure, can be in Euros. We attempt to offset the currency risk by negotiating some contract revenues in Euros. We do not engage in hedging transactions to protect us from such risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions they hold. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director	Age	Positions with the Company	Term Served as Director

Laird Garrard	43	Chief Executive Officer and
		President

John Scott	39	Chief Operating Officer

John Baile	53	Chief Financial Officer

Mirgali Kunayev	50	Chairman of the Board of Directors	Since July 2002

James Passin	36	Director	Since January 2005

Paul Roberts	51	Director	Since July 2002

Valery Tolkachev	40	Director	Since January 2005

            The above individuals serve as our executive officers and/or directors. A brief description of their background and business experience follows:

Laird Garrard, Chief Executive Officer and President. In addition to his duties with the Company, Mr. Garrard serves as a Vice President and Director of Caspian Services Group Limited. Mr. Garrard joined Caspian in August 2002. From July 1999 to July 2002, Mr. Garrard was the Eastern Hemisphere Financial Manager, for PGS Onshore, Inc., a company specializing in oilfield services. At PGS Onshore, Mr. Garrard was primarily responsible as the regional financial manager for Africa, the Middle East and Central Asia. Prior to joining PGS Onshore, Mr. Garrard was employed with Western Geophysical from 1990 to July 1999. During his time at Western Geophysical, Mr. Garrard held a number of overseas accounting management positions including from 1994 to 1999 the position of Financial Controller Kazakhstan. As Financial Controller he was responsible for all aspects of finance and administration. From 1983 to 1987, Mr. Garrard worked in Somalia for Resource Management and Research, a company specializing in land use surveys. Initially employed as a field research assistant, Mr. Garrard was promoted to Project Manager in 1986. Mr. Garrard earned a Bachelor of Arts degree in Business Administration from Westminster University, London, England in 1990. Mr. Garrard is not a director or nominee in any SEC reporting company.

John Scott, Chief Operating Officer. Prior to joining the Company in 2006, Mr. Scott had been employed with WesternGeco, a subsidiary of Schlumberger Ltd., since 2000. From 2000-2003 he served as the Operations Manager for WesternGeco in Kazakhstan, where he oversaw operations in Kazakhstan, Turkmenistan and Azerbijan. From 2003 to 2005 he served as the WesternGeco Marine Business Development Manager for the Greater Caspian Region. From 2005-2006 Mr. Scott was Marine Business Development Manager for WesternGeco for the Middle East and North Africa. Mr. Scott graduated from the University of East London with a Bachelor of Science degree in Surveying and Mapping Services in 1992. Mr. Scott is not a director or nominee in any SEC reporting company.

John Baile, Chief Financial Officer. Mr Baile joined Caspian Services Inc in January 2007. From 2000 to 2006 he was Asia / Pacific Finance Director for Dogi International Fabrics, based in the Philippines and also with responsibility for factories in China and Thailand. Prior to that he had worked in Portugal, France and Morocco. He has a degree in French and Spanish from the University of Liverpool and became a Fellow of the Institute of Chartered Accountants in England and Wales in 1990. Mr. Baile is not a director or nominee in any SEC reporting company.

Mirgali Kunayev, Chairman of the Board of Directors. Mr. Kunayev served as Chief Executive Officer and President of the Company from July of 2002 through May of 2005. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev’s primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia and he has been an Academician of the Russian Academy of Natural Science since April of 2006. Mr. Kunayev is not a director or nominee in any other SEC reporting company.

James Passin, Director. In July 1999, Mr. Passin joined Firebird Management, LLC, as a portfolio manager. In 2000, he co-founded FGS Advisors, LLC, which is an investment advisor to Firebird Global Master Fund, Ltd. In 2006, he co-founded FG2 Advisors, LLC, which is an investment advisor to Firebird Global Master Fund II, Ltd. Mr. Passin is not a director in any other SEC reporting company.

Paul A. Roberts, Director. Mr. Roberts has a technical and managerial background with over 28 years experience in the oil & gas exploration industry, the last 11 years of which have been focused in Kazakhstan and the Central Asian region. His career in the industry has taken him to some of the most challenging regions in the world, including Souteast and Central Asia, China, West and Central Africa, and Australia. He has been involved in the Company since inception in 2001. He is also Managing Director of Caspian Real Estate Ltd. and Director of Balykshi LLP. Mr. Roberts is not a director or nominee in any other SEC reporting company.

Valery Tolkachev, Director. Since 1999, Mr. Tolkachev has been employed with Aton Investment Company in Moscow, Russia, where he currently serves as the Managing Director, Capital Markets. From 1991 to 1999, Mr. Tolkachev served in various positions with various employers including, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005, he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev is also a director of BMB Munai, Inc., and Bekem Metals, Inc., both SEC reporting companies.

Family Relationships

There are no family relationships among our directors and/or executive officers.

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

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given the fact that we do not currently have a board member who we believe would qualify as an “audit committee financial expert”, coupled with the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter. Given the fact that the OTCBB does not require us to have a nominating committee, the board of directors has determined that it is in the Company’s best interest to have the full board of directors to participate in the consideration for director nominees. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The full board of directors will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; rather our Chief Executive Officer evaluates officer and employee compensation issues subject to the approval of our board of directors. Our Chief Executive Officer makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. The compensation of Chief Executive Officer is determined and approved directly by the board of directors. Neither our Chief Executive Officer nor our board of directors engaged a compensation consultant during the year.

Our board may establish committees from time to time to facilitate our management.

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

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the 2007 fiscal year, it appears that John Baile inadvertently failed to file a Form 3 at the time he became an executive officer. Mr. Baile did not acquire or dispose of any of our shares during the fiscal year, and does not own any of our stock or derivative securities. We anticipate this will be remedied by the filing of a Form 5 in the near future.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at http://www.caspianservicesinc.com . A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 257 East 200 South, Suite 340, Salt Lake City, Utah 84111.

Item 11. Executive Compensation

Unless specifically stated otherwise in this Item 11, all compensation amounts stated in this Item 11 are as stated, rather than being stated in thousands.

Compensation Discussion and Analysis

We do not have a standing compensation committee. Our Chief Executive Officer (“CEO”) makes recommendations to our board of directors as to employee benefit programs and officer and employee compensation.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation programs are to:

•	attract, retain and motivate skilled and knowledgeable individuals;
•	ensure that executive compensation is aligned with our corporate strategies and business objectives;
•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our CEO and board of directors evaluate our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive’s overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also provide a portion of our executive compensation in the form of equity awards that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

•	base salaries;
•	cash bonuses;
•	equity incentive awards; and
•	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely on benchmarking against our competitors in making compensation related decisions. In the past, however, we have hired executive recruiters as needed to help locate and identify suitable candidates for hire. In this context we typically discuss compensation packages with the recruiter to structure compensation packages we believe will be attractive to prospective executive employees.

Named Executive Officers

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive and non-executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office

Laird Garrard	Chief Executive Officer and President, Caspian Services, Inc.
John Baile	Chief Financial Officer, Caspian Services, Inc.
John Scott	Chief Operating Officer, Caspian Services, Inc.
Mirgali Kunayev	Chairman of Board of Directors, Caspian Services, Inc.
Paul Roberts	Director, Caspian Services, Inc., Managing Director, Caspian Real Estate Ltd. and Director, Balykshi LLP
Terrance Powell	Vice President Investor Relations, Caspian Services, Inc.
Arjan Goris	Managing Director Caspian Services Group Ltd.

Employment Agreements

We maintain employment agreements with each of the named executive officers. The employment agreements we have with Laird Garrard, Mirgali Kunayev and Paul Roberts is the standard statutorily required employment agreement for all employees in the Republic of Kazakhstan. This employment agreement is limited in its terms and primarily provides for base salary, payment of income and social taxes and pension fund obligations.

We maintain more detailed employment contracts with John Baile, John Scott, Terrance Powell and Arjan Goris. As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries for our named executive officers typically have been set in our offer letter to the individual at the outset of employment. Under the terms of these employment agreements base salary and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

Following our 2007 fiscal year end, our CEO and board of directors evaluated base salaries of our named executive officers. While the Company performed well during fiscal 2007, the board of directors determined not to raise the base salaries of any of the named executive officers at the current time. The

Company’s revenue has grown significantly over the past several years. Prior to our 2007 fiscal year, however, expenses had grown at nearly equal rates. During fiscal 2007 we were able to reduce expenses as a percentage of revenue, which led to improved profitability. In an effort to continue to control expenses, particularly fixed expenses such as salaries, our CEO and board of directors determined not to raise the base salaries of the named executive officers at the beginning of the 2008 fiscal year. Instead, as they did in fiscal 2007, the CEO and board of directors intend to rely upon other components of compensation, such as cash bonuses and discretionary equity awards to motivate and reward executives for significant contributions to the Company. The board of directors may re-evaluate executive salaries and consider salary increases during fiscal 2008.

Cash bonuses

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures, which have typically been developed by our board of directors, are given the greatest weight in this bonus analysis. During fiscal 2007 cash bonuses totaling approximately $120,000 were awarded to three of our named executive officers in recognition of their contributions to the improvement in Company performance.

Our board of directors granted John Scott, our Chief Operating Officer a $70,000 cash bonus for fiscal 2007. This bonus was based on the financial and operational performance of the Company. During fiscal 2007, total revenue increased 51%, gross margin from operations increased from 35% to 44%, net income increased 534%, as a percentage of total revenue general and administrative expenses decreased from 24% to 18% and we realized net income per share of $0.22 compared to a net loss per share of $0.04 during fiscal 2006. While these improvements were the result of the efforts of all our employees, our CEO and board of directors felt Mr. Scott’s oversight of operations contributed significantly to the improvements in fiscal 2007 compared to fiscal 2006.

Our board of directors also awarded a cash bonus to Mirgali Kunayev, the Chairman of our board of directors. Mr. Kunayev has been significantly involved in the operations of TatArka and Kazmorgeophysica. In recognition of the outstanding performance of our geophysical services division, which included a 42% increase in revenue and a 7% improvement in gross margin, the board of directors awarded Mr. Kunayev a $19,182 cash bonus.

For the 2007 fiscal year, our board of directors also awarded a $30,000 cash bonus to our Vice President of Investor Relations, Terrance Powell, in recognition of the successful investor relations campaign conducted throughout Europe and the United States during the 2007 fiscal year.

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of stock options. We believe that equity grants provide our executives with a direct link to our long-term performance, create an ownership culture and align the interests of our executives and our stockholders. The employment agreements of John Baile, John Scott, Terrance Powell and Arjan Goris provide that following one year of employment with the Company, each of these individuals is entitled to a mandatory grant of stock options upon the annual anniversary of his employment. The number of options to be granted annually is to be equal to the amount of the named executive officer’s annual base salary divided by the average bid price of our common stock for the five trading days immediately preceding the anniversary date of the named executive’s date of employment with the Company. The exercise price of the options will also be equal to the average bid price of our common stock for the five trading days immediately preceding the anniversary date of the executive’s date of employment. The options vest equally over three years, with vesting beginning one year after the grant date. The options become exercisable as they vest and are exercisable for a period of five years following vesting of the full grant amount. We believe the vesting feature furthers our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

We may also make discretionary equity awards to the named officers. In determining the size of equity grants to our executives, our board of directors will consider company-level performance, the applicable individual’s performance, the amount of equity previously awarded to the individual, the vesting of such awards and the recommendations of management.

Grants of discretionary equity awards, including those to executives, are all approved by our board of directors and generally are granted based on the fair market value of our common stock. In the past, vesting of discretionary equity awards has varied from periods ranging from one to three years.

During fiscal 2007 we did not make mandatory or discretionary equity incentive awards to any of the named executive officers. Under the terms of their employment agreements, John Scott, Terrance Powell and Arjan Goris, whose employment agreements became effective in March 2006, January 2006 and March 2006, respectively, would have been entitled to receive a mandatory stock option grant during our 2007 fiscal year. John Baile, whose employment agreement became effective in January 2007, was not entitled to a mandatory stock option grant during our 2007 fiscal year.

While Messrs. Scott, Powell and Goris were entitled to mandatory stock option grants during fiscal 2007, such grants were not made until January 10, 2008. The primary reason for the delay in making the mandatory stock option grants was an ongoing discussion between management, the board of directors and Messrs. Scott, Powell and Goris regarding the possibility of revising their employment agreements to provide for restricted stock grants rather than stock options. Management and the board of directors believe such a change would provide greater incentive to the named executive officers and benefits to the Company. Because the parties were unable to reach agreement on revisions to the employment agreements of Messrs. Scott, Powell and Goris, on January 10, 2008, with the mutual consent of all parties, the board of directors awarded the mandatory stock options grants to Messrs. Scott, Powell and Goris. The parties intend to continue investigating the possibility of revising the employment contracts to allow for restricted stock grants in future periods. Following is certain information regarding the stock option grants.

Name	# of Shares underlying Options	Exercise Price per Share	Expiration Date

John Scott	53,730	$3.35	March 20, 2015
Terrance Powell	48,780	$3.69	January 11, 2015
Arjan Goris	51,225	$3.51	March 1, 2015

The options granted to Mr. Scott will vest: i) one third on March 20, 2008, ii) one third on March 20, 2009, and iii) the final third on March 20, 2010. The options granted to Mr. Powell vest as follows: i) one third on January 11, 2008, ii) one third on January 11, 2009, and iii) the final third on January 11, 2010. The options granted to Mr. Goris will vest: i) one third on March 1, 2008, ii) one third on March 1, 2009, and iii) the final third on March 1, 2010.

As the individuals were legally entitled to the mandatory stock option grant and we were legally obligated to make the mandatory stock option grant pursuant to the terms of their respective employment agreements, for financial reporting purposes, we have treated these options as having been constructively granted during our 2007 fiscal year and we have recognized an appropriate compensation expense for these option grants during fiscal 2007.

Benefits and other compensation.

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

The employment contracts of John Baile and John Scott provide for a housing allowance of up to $5,000 per month, subject to adjustment to reflect inflation in the local housing market. Under their employment contracts John Baile, John Scott, Terrance Powell and Arjan Goris are entitled to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs. Such benefit plans may include medical, health and dental care, life insurance, disability protection and retirement plans. Their employment agreements provide that they are eligible, at the discretion of the board of directors, to receive performance bonuses. The employment agreements of John Baile, John Scott, Terrance Powell and Arjan Goris provide for 30 days vacation, including a vacation travel entitlement, in accordance with the vacation policies of the Company, as well as paid holidays and other paid leave set forth in the Company’s policies. There is usually no accrual of vacation days and holidays but exceptions can be made at the Company’s discretion. Their agreements also provide for a one-time relocation allowance. The agreements of Messrs. Baile, Scott, Powell and Goris also provide for educational assistance for dependent children up to age 21.

Under all of our employment agreements we agree to pay all income and social taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments. This does not include the officer’s home base income or other taxes in the case of expatriates.

Income tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers. The income tax rate for individuals in Kazakhstan for is currently 10%.

Social tax

We make payments of mandatory Kazakhstani social taxes, which typically range between 10% and 13% of an employee’s wages. These costs are recorded in the period when they are incurred and presented as salary related tax expense in the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during 2007 we were required to pay approximately $600 per month into a pension fund for Mirgali Kunayev and Laird Garrard, who are our only named executive officers holding permanent residence in Kazakhstan. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for Mr. Kunayev, Mr. Garrard or any of the other named officers.

We do not currently offer a Company sponsored pension benefits to any of our employees, including the named executive officers.

Summary Compensation Table for Fiscal Year 2007

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards ($)	All Other Compensation(2) ($)	Total ($)

Laird Garrard	2007	162,000	-	-	49,056	211,056
CEO and President

John Baile(3)	2007	107,258	-	-	37,323	144,581
CFO

Maksuda Sunnatova(4)	2007	6,200	-	-	4,862	11,062
Former CFO

John Scott	2007	180,000	70,000	51,716(5)	93,418	395,134
COO

Mirgali Kunayev	2007	168,000	19,182	-	39,830	227,012
Chairman of the Board of
Directors and former CEO

Paul Roberts	2007	162,000	-	-	43,081	205,081
Director CSI, Managing
Director Caspian Real
Estate Ltd. and Director
Balykshi LLP

Terrance Powell	2007	180,000	30,000	70,669(5)	49,048	329,717
VP Investor Relations

Arjan Goris	2007	180,000	-	57,535(5)	36,894	274,429
Managing Director CSGL

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.

(2)	For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation for Fiscal 2007” table below.

(3)	Mr. Baile joined the Company as CFO in January 2007. His employment contract calls for annual base salary of $150,000 per year.

(4)	Ms. Sunnatova resigned as CFO of the Company in January 2007. She has continued her employment with the Company in another capacity.

(5)

During the year ended September 30, 2007, the Company issued 153,735 options to certain employees in accordance with their respective employment agreements. These options have a weighted average exercise price of $3.51, vest over a three years, and expire eight years from the date of issuance. The options have a fair value of $3.36 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.0%, risk free interest rate of 4.57% and expected lives of 8.0 years.

All Other Compensation for Fiscal 2007

The table below provides additional information regarding “all other compensation” awarded to the named executive officers during fiscal 2007 as disclosed in the “All Other Compensation” column of the “Summary Compensation Table for Fiscal Year 2007” above.

Name	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Educational Assistance

Laird Garrard	$17,618	$17,933	$6,459	$ 7,046	-	-
John Baile	-(1)	-(1)	$1,323	-	$ 36,000	-
Maksuda Sunnatova	$ 6,200	$ 3,375	-	$1,487	-	-
John Scott	$24,300	$14,622	$4,096	-	$ 50,400	-
Mirgali Kunayev	$18,270	$14,514	-	$ 7,046	-	-
Paul Roberts	$19,575	$17,933	$5,573	-	-	-
Terrance Powell	$19,575	$14,030	$6,694	-	-	$ 8,749
Arjan Goris	$19,575	$14,622	$2,697	-	-	-
Maksuda Sunnatova	$ 6,200	$ 3,375	-	$ 1,487	-	-

(1) Mr. Baile did not incur any Kazakhstani income or social tax obligations during fiscal 2007.

Annual Base Salary

The following table discloses the annual salary set forth in the employment agreement of each of the individual named executive officers.

Name	Annual Salary(1)

Laird Garrard	$162,000
John Baile	$150,000
John Scott	$180,000
Mirgali Kunayev	$168,000
Paul Roberts	$162,000
Terrance Powell	$180,000
Arjan Goris	$180,000

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.

As discussed above, our employment agreements provide for an annual salary. Base salary may be increased from time to time with the approval of the board of directors. Base salary may not be decreased without the written consent of the named executive officer.

Termination of Employment Agreements

The employment agreements of Laird Garrard, Mirgali Kunayev and Paul Roberts may be terminated in accordance with applicable Kazakhstani law. The employment agreements of John Baile, John Scott, Terrance Powell and Arjan Goris may be terminated: i) involuntarily; ii) for cause; iii) voluntarily; or iv) upon a change in control.

“Involuntary termination” means termination of employment that is the decision of the Company for reasons other than cause, disability or death.

The agreements provide that the following will constitute “cause”: i) the named executive officer’s material fraud, malfeasance, gross negligence, or wilful misconduct with respect to our business affairs that is directly or materially harmful to our business or reputation or to that of any of our subsidiaries, or (ii) the named executive officer’s conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude. A termination for “cause” shall take effect thirty days after we give written notice of such termination to the named executive officer, unless he shall, during such 30-day period, remedy the events or circumstances constituting cause to our reasonable satisfaction.

“Voluntary termination means termination of employment that is voluntary on the part of the named executive officer but is due to:

(i) a significant reduction in the named executive officer’s responsibilities, title or status resulting from a formal change in such title or status, or from the assignment to him of any duties inconsistent with his title, duties, or responsibilities;

(ii) a reduction in the named executive officer’s compensation, remuneration or benefits; or

(iii) a Company required involuntary relocation of the named executive officer’s place of residence or a significant increase in his travel requirements.

For purposes of the employment agreements, “change in control” means: (i) an acquisition by any person or group wherein that person or group end up beneficially owning 50% or more of our outstanding common stock or 50% or more of the combined voting power of the Company; or the approval of our shareholders of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction.

Upon termination of employment the Company may be required to make payments to John Baile, John Scott, Terrance Powell and Arjan Goris as disclosed in “Potential Payments upon Termination or Change in Control” below.

Potential Payments upon Termination or Change in Control

Under our employment agreements with John Baile Terrance Powell and Arjan Goris, each would be entitled to severance benefits:

(a) if his employment is voluntarily or involuntarily terminated;

(b) a change in control of the Company occurs with the result that his employment is voluntarily or involuntarily terminated within six months following the date of the change in control; or

(c) A change in control occurs with the result that his employment is voluntarily or involuntarily terminated within six months prior to the date of the change in control.

Each of John Baile Terrance Powell and Arjan Goris would not be eligible for the severance benefits if:

(a) his employment is terminated for cause; or

(b) he resigns, except for reasons detailed under voluntary termination.

If John Baile, Terrance Powell or Arjan Goris becomes eligible for severance benefits, we will pay him the following compensation and benefits:

(a) Salary. He will continue to receive his current salary for two months following the date of his termination.

(b) Stock Option Grant. He will continue to participate in stock option grants for six months following his termination date unless he commences employment prior to the end of the six month period, in which case, such participation shall end on the date of his new employment. All options granted during this period will vest immediately.

(c) Restricted Stock Grants and Options. Except for termination due to cause, or resignation, except for reasons detailed under voluntary termination, all outstanding restricted stock grants and options under any Company stock plan that he holds on the date of his termination shall continue to vest in accordance with the vesting schedule of the applicable plan during the six month period following the date of termination unless he commences employment prior to the end of the six month period, in which case, such continued vesting shall end on the date of his new employment.

Under our employment agreement with John Scott, he would be entitled to severance benefits:

(a) if his employment is voluntarily or involuntarily terminated;

(b) a change in control of the Company occurs with the result that his employment is voluntarily or involuntarily terminated within 36 months following the date of the change in control; or

(c) A change in control occurs with the result that his employment is voluntarily or involuntarily terminated within six months prior to the date of the change in control.

John Scott would not be eligible for the severance benefits if:

(a) his employment is terminated for cause; or

(b) he resigns, except for reasons detailed under voluntary termination.

If John Scott becomes eligible for severance benefits, we will pay him the following compensation and benefits:

(a) Salary. He will continue to receive his current salary for 24 months following the date of his termination.

(b) Stock Option Grant. He will continue to participate in stock option grants for 24 months following his termination date unless he commences employment prior to the end of the 24 month period, in which case, such participation shall end on the date of his new employment. All options granted during this period will vest immediately.

(c) Restricted Stock Grants and Options. Except for termination due to cause, or resignation, except for reasons detailed under voluntary termination, all outstanding restricted stock grants and options under any Company stock plan that he holds on the date of his termination shall continue to vest in accordance with the vesting schedule of the applicable plan during the 24 month period following the date of termination unless he commences employment prior to the end of the 24 month period, in which case, such continued vesting shall end on the date of his new employment.

Grants of Plan-Based Awards Table for Fiscal Year 2007

Name	Constructive Grant Date(1)	Actual Grant Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards

Terrance Powell	01/11/2007	01/10/2008	48,780	3.69	161,188 (3)
Arjan Goris	03/01/2007	01/10/2008	51,225	3.51	161,659 (3)
John Scott	03/20/2007	01/10/2008	53,730	3.35	159,544 (3)

(1)

As discussed in greater detail in the “Equity Incentive Awards” section of this Item 11, during the year we had the obligation to make a mandatory stock option grant to Messrs. Scott, Powell and Goris on the anniversary of the date of the employment agreement. For reasons discussed above, the options were not actually granted until January 10, 2008. As these individuals were legally entitled to a mandatory stock option grant and as we were legally obligated to make the mandatory stock option grant to them during fiscal 2007 on the anniversary date of their employment agreement, for financial reporting purposes, we have treated these options as having been constructively granted to each individual on the anniversary date of the employment agreement of each individual. In the case of Mr. Powell, the anniversary date of his employment agreement was January 11, 2007. The anniversary date of the employment agreement of Mr. Goris was March 1, 2007 and the anniversary date of the employment agreement of Mr. Scott was March 20, 2007.

(2)

The closing market price of our common stock on the actual grant date was $2.80. The employment agreements of each of Messrs. Powell, Goris and Scott provide that the exercise price of their mandatory stock grant shall be equal to the average bid price of the Company’s common stock for the five trading day period immediately preceding the anniversary date of the employment agreement with the Company.

(3)	See the discussion of assumptions made in valuing these awards in note 8 to our consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End Table for Fiscal Year End 2007

During fiscal 2007 we made no stock option or stock awards to the named executive officers. The following table sets forth information regarding the outstanding stock options held by our named officers as of September 30, 2007. None of our named executive officers held restricted stock awards as of September 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date

Mirgali Kunayev	110,000	-	-	3.00	07/31/2015
Laird Garrard	220,000	-	-	3.00	07/31/2015
Paul Roberts	110,000	-	-	3.00	07/31/2015
Arjan Goris	100,000	-	-	3.00	09/30/2009
Arjan Goris(1)	-	51,225(2)	-	3.51	03/01/2015
John Scott(1)	-	53,730(3)	-	3.35	03/20/2015
Terrance Powell(1)	16,290	32,580(4)	-	3.69	01/11/2015

(1) As discussed above, under their employment agreements each of these individuals was entitled to a mandatory stock option grant during fiscal 2007. For reasons discussed above, the options were not granted until January 10, 2008. Because these individuals were legally entitled to the mandatory stock option grant and we were legally obligated to make the mandatory stock option grants during fiscal 2007, we have treated these options as having been constructively granted during fiscal 2007.

(2)This option vests over three years. The first third vests on March 1, 2008, the second third vests on March 1, 2009 and the final third vests on March 1, 2010.

(3)This option vests over three years. The first third vests on March 20, 2008, the second third vests on March 20, 2009 and the final third vests on March 20, 2010.

(4)This option vests over three years. The first third vested on January 11, 2008, the second third vests on January 11, 2009 and the final third vests on January 11, 2010.

Option Exercises and Stock Vested for Fiscal Year 2007

During the 2007 fiscal year none of the named executive officers exercised options nor did any stock vest to any of the named officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provide for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Kunayev and Mr. Roberts did not receive any compensation for their service on our board of directors.

Meeting Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $25,000 stipend per year, plus travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2007 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

James Passin	-(1)	-	-	-	-	-	-
Valery Tolkachev	25,000	-	-	-	-	-	25,000

(1) As a non-employee director, Mr. Passin was entitled to receive a $25,000 stipend for the 2007 fiscal year. Mr. Passin, however, elected not to take this stipend for the 2007 fiscal year.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee, rather our entire board of directors participated in deliberations concerning executive officer compensation. Mirgali Kunayev and Paul Roberts, members of our board of directors, are currently or have previously been officers of the Company or one or more of its subsidiaries.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors recommended that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

BOARD OF DIRECTORS
Mirgali Kunayev
James Passin
Paul Roberts
Valery Tolkachev

Item 12.   Security Ownership of Certain Beneficial Owners and Management

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

The following table sets forth as of January 9, 2008 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 50,492,060 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	John Baile(2)	0	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Firebird Management LLC(3)	8,186,108	15.9
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Laird Garrard(2) (4)	2,661,624	5.3
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Mirgali Kunayev(2) (5)	13,488,645	26.5
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Mars International Worldwide, Inc. (6)	2,821,888	5.6
	135 Gornaya Street
	Almaty, Kazakhstan 050020

Common	James Passin(2) (7)	8,211,108	15.9
	152 West 57th Street, 14th Floor
	New York, New York 10019

Common	Petroleum Group Services Limited(5)	10,555,757	20.9
	P.O. Box 544
	14 Britannia Place, Bath Street
	St. Helier, Jersey, Channel Islands
	JE2 4SU, United Kingdom

Common	Paul Roberts(2) (8)	2,551,624	5.0
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	John Scott(2) (9)	0	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Valery Tolkachev(2) (10)	25,000	*
	Boulevard Ring Office Building
	17 Chistoprundy Blvd., Bldg. 1
	Moscow, Russia 101000

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.6
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

Common	Unicredito Italiano S.p.A	2,529,752	5.0
	Piazza Cordusio 2
	20123 Milan, Italy

Officers, Directors and Nominees
as a Group: (7 persons)		26,938,001	51.2

* Less than 1%.

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding options and/or warrants.

(2) Mr. Baile, Mr. Garrard and Mr. Scott are executive officers of the Company. Mr. Kunayev, Mr. Passin, Mr. Roberts and Mr. Tolkachev are directors of the Company.

(3) Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (the “Avrora”), a private investment fund which owns 2,119,720 shares of common ctock (including an aggregate of 305,555 shares of Common Stock issuable upon the exercise of warrants held by such fund), representing 4.2% of the total issued and outstanding shares of Common Stock; (ii) FGS Advisers , LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 3,649,444 shares of Common Stock (including an aggregate of 736,111 shares of common stock issuable upon the exercise of warrants held by such fund), representing 7.23% of the total issued and outstanding shares of common stock; (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 444,444 shares of common stock (including an aggregate of 111,111 shares of common stock issuable upon the exercise of warrants held by such fund), representing 0.88% of the total issued and outstanding shares of common stock; and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,900,000 shares of common stock (including an aggregate of 125,000 shares issuable upon the exercise of warrants held by such Fund), representing 3.76% of the total issued and outstanding shares of common stock, and Firebird New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock, representing 0.14% of the total issued and outstanding shares of common stock. As investment advisors to the Funds, each of Avrora Adviors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares has investment power and voting power with respect to the common stock reported by them. Mr. Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity.

(4) The shares attributed to Mr. Garrard include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 220,000 additional shares of common stock.

(5) Mr. Kunayev owns no shares in his own name. Mr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock. The shares attributed to Mr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 10,555,757 shares held of record by Petroleum Group Services Limited, (“PGSL”) 2,599,666 shares held of record by Mars International Worldwide, Inc. (“Mars”) and an immediately exercisable warrant to purchase 222,222 shares of our common stock held by Mars. Mr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL. Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars.

(6) Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars. Mars holds 2,599,666 shares in its own name and holds an immediately exercisable warrant to purchase 222,222 shares of our common stock.

(7) The shares attributed to Mr. Passin include an immediately exercisable option to purchase 25,000 shares of our common stock held in Mr. Passin’s own name. Mr. Passin is a manager and a member of FGS Advisors, LLC (“FGS”) and FG2 Advisors, LLC (“FG2”), a member of Firebird Avrora Advisors LLC (“Avrora Advisors”), and may be deemed to share control of FGS and FG2. FGS, FG2 and Avrora Advisors act as investment advisers to, respectively, Firebird Global Master Fund, Ltd. (“Global”), Firebird Global Master Fund II, Ltd. (“Global II”) and Firebird Avrora Fund, Ltd. (“Avrora”) which, together with affiliates Firebird Republics Fund, Ltd. and Firebird New Russia Fund, Ltd. (each a “Fund” and collectively, the “Funds”), own the securities set forth above. FGS is also the General Partner of Firebird Global Fund, L.P., and FG2 is also the General Partner of Firebird Global Fund II, L.P., which invest substantially all of their assets in Global and Global II, respectively. As investment advisers to certain of the Funds, each of FGS, FG2, Avrora has voting and investment control with respect to the securities held by the Fund or Funds that it advises. Mr. Passin may be deemed to have an indirect interest in certain of the securities owned by Global, Global II and Avrora through his indirect holdings therein. The Reporting Person disclaims beneficial ownership of all securities except to the extent of any pecuniary interest therein and this filing should not be deemed an admission of beneficial ownership for Section 16 purposes or any other purpose.

(9) The shares attributed to Mr. Roberts include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 110,000 additional shares of common stock.

(9) Mr. Scott holds an option to purchase up to 53,730 shares of our common stock. The option vests over three years. The first third of the options vest and become exercisable on March 20, 2008, the second third vest of the options vest and become exercisable on March 20, 2009 and the final third vest and become exercisable on March 20, 2010.

(10) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock.

Item 13.   Certain Relationships and Related Transactions and Director Independence

During the years ended September 30, 2007 and 2006, we paid Help LLP $890 and $440 respectively, for corporate travel and visa support. Yevgeni Kurguzkin, a director of our wholly-owned subsidiary Caspian Services Group Limited, is the Director of Help LLP.

During the year ended September 30, 2007 and 2006 we paid an entity under common management, KazakhstanCaspiShelf (“KCS”) $3,000 for vessel rental and $4,702 for seismic work, respectively. We also recognized $107 and $263 of vessel revenues, $5,267 and $352 revenue from performed seismic works, sale of materials and equipment rental during 2007 and 2006 respectively from the same entity. In July 2007, TatArka entered into an agreement with KCS to provide a loan of $661. The loan bears no interest and is to be repaid in January 2008. Under the laws of the Republic of Kazakhstan only licensed lending institutions may collect interest on loans. Mirgali Kunayev, the chairman of our board of directors, is a 15% interest holder in KCS.

During the year ended September 30, 2007 we paid $380 to Gis-Caspi for the intermediary services rendered in 2006 including survey scouting technical feasibility and preparation of tender documentation. Mr. Kunayev is an indirect owner of Gis-Caspi.

During the year ended September 30, 2007 we borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bear interest at 0%. $100 was repaid in November and December 2007 and the residual balance is due by March 31, 2008. During the years ended September 30, 2007 and 2006 the same company provided marketing services for $140 and performed interpretation of seismic data for $43, respectively. For the nine months ended September 30, 2005 the company performed interpretation of seismic data for $100.

In February 2006, Laird Garrard, our Chief Executive Officer, loaned the Company $517 on short-term notes. The notes bore interest at ten percent per annum. In April 2006 $50 in principal was repaid to Mr. Garrard. In October 2006 we paid Mr. Garrard $467 in principal and $29 in interest to fully retire the notes.

In accordance with our written policies and procedures our management or are board of directors are charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more. Our policy requires our management or our board of directors to review and approve related party transactions. In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

Director Independence

The board of directors has determined that, Valery Tolkachev and James Passin are “independent directors” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.   Principal Accounting Fees and Services

Hansen, Barnett and Maxwell served as the Company’s independent accountants for the fiscal years ended September 30, 2007 and 2006, and are expected to serve in that capacity for the 2008 fiscal year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2007 and September 30, 2006, are summarized as follows:

	Fiscal 2007	Fiscal 2006

Audit	$241	$194
Audit related	-	-
Tax	10	5
All other	-	-
Total	$251	$199

Audit Fees. Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees. Tax fees related to services for tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2007 and 2006.

Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

The board of directors has not, as of the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Hansen, Barnett & Maxwell described above are compatible with maintaining Hansen, Barnett & Maxwell’s independence at our independent registered public accounting firm.

Item 15.   Exhibits, Financial Statement Schedules

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

CASPIAN SERVICES, INC.

Date: January 14, 2008	/s/ Laird Garrard
Laird Garrard, Chief Executive Officer

Date: January 14, 2008	/s/ John Baile
John Baile, Chief Financial Officer

Date: January 14, 2008	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 14, 2008	/s/ James Passin
James Passin, Director

Date: January 14, 2008	/s/ Paul Roberts
Paul Roberts, Director

Date: January 14, 2008	/s/ Valery Tolkachev
Valery Tolkachev, Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – September 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended

September 30, 2007 and 2006 and for the Nine Months

Ended September 30, 2005	F-4

Consolidated Statements of Shareholders’ Equity for the Nine Months

Ended September 30, 2005 and for the Years Ended

September 30, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended

September 30, 2007 and 2006 and for the Nine Months

Ended September 30, 2005	F-6

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

January 11, 2008

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

As of September 30,	2007	2006
ASSETS
Current Assets
Cash	$15,470	$2,858
Trade accounts receivable, net of allowance of $126 and $1, respectively	11,504	11,125
Trade accounts receivable from related parties	5,197	2,873
Other receivables, net of allowance of $17 and $370, respectively	5,569	1,375
Receivable from shareholders	-	2,298
Notes receivable from related parties, current portion	661	-
Inventories	872	790
Prepaid taxes	996	890
Advances paid	862	1,501
Prepaid expenses and other current assets	1,089	240
Total Current Assets	42,220	23,950
Vessels, equipment and property, net	45,481	33,064
Drydocking costs, net	1,233	172
Goodwill	3,295	3,135
Intangible assets, net	259	229
Long-term receivables, net of current portion	175	-
Notes receivable from related parties, net of current portion	-	1,100
Total Assets	$92,663	$61,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,441	$7,174
Accounts payable to related parties	1,580	1,989
Accrued expenses	1,830	1,134
Accrued taxes	2,262	1,161
Deferred revenue	103	3,810
Notes payable - related parties	-	467
Current portion of long-term notes payable	680	1,612
Total Current Liabilities	11,896	17,347
Long-Term Liabilities
Notes payable - net of current portion	-	148
Deferred income tax liability	1,843	1,248
Total Long-Term Liabilities	1,843	1,396
Total Liabilities	13,739	18,743
Minority Interests in Consolidated Subsidiaries	3,733	3,291
Shareholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,492,061 shares and 42,068,735 shares issued and outstanding, respectively	50	42
Additional paid-in capital	63,049	38,804
Retained earnings (accumulated deficit)	8,638	(827)
Accumulated other comprehensive income	3,454	1,597
Total Shareholders’ Equity	75,191	39,616
Total Liabilities and Shareholders’ Equity	$92,663	$61,650

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For The	For The	For The Nine
	Year Ended September 30,	Year Ended September 30,	Months Ended September 30,
	2007	2006	2005
Revenues
Vessel revenues	$24,441	$14,444	$6,026
Geophysical service revenues	38,896	27,350	11,778
Product sales	1,556	1,249	858
Total Revenues	64,893	43,043	18,662

Costs and Operating Expenses
Vessel operating costs	18,509	13,366	4,258
Cost of geophysical service revenues	17,058	13,982	4,182
Cost of product sold	898	647	299
Depreciation and amortization of drydocking costs	6,619	3,330	1,320
General and administrative expense	12,127	10,162	5,520
Total Costs and Operating Expenses	55,211	41,487	15,579
Income from Operations	9,682	1,556	3,083

Other Income (Expense)
Interest expense	(130)	(288)	(615)
Foreign currency exchange gain (loss)	32	(111)	(103)
Interest income	284	14	85
Income from equity method investees	-	28	161
Other income (Note 12)	5,029	446	3
Net Other Income (Expense)	5,215	89	(469)

Income Before Income Tax and Minority Interests	14,897	1,645	2,614
Provision for income tax	(5,112)	(2,533)	(1,288)
Minority interests in (income) loss of consolidated subsidiaries	(320)	(812)	25
Net Income (Loss)	$9,465	$(1,700)	$1,351
Basic Income (Loss) Per Common Share	$0.22	$(0.04)	$0.04
Diluted Income (Loss) Per Common Share	$0.22	$(0.04)	$0.04
Basic Weighted-Average Common Shares Outstanding	43,480,336	40,298,410	36,894,742
Diluted Weighted-Average Common Shares Outstanding	43,622,892	40,298,410	37,164,108

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance, December 31, 2004	31,200,000	$31	$4,731	$(478)	$110	$4,394
Net income for the nine months ended
September 30, 2005	-	-	-	1,351	-	1,351
Foreign currency translation adjustment	-	-	-	-	(147)	(147)
Comprehensive income	-	-	-	-	-	1,204

Issuance of common stock for cash,
net of offering costs of $1,135 and
warrants with a fair value of $2,679	7,658,446	8	21,788	-	-	21,796
Compensation related to issuance of
options to employees	-	-	76	-	-	76
Balance, September 30, 2005	38,858,446	39	26,595	873	(37)	27,470
Net loss for the year ended
September 30, 2006	-	-	-	(1,700)	-	(1,700)
Foreign currency translation adjustment	-	-	-	-	1,634	1,634
Comprehensive loss	-	-	-	-	-	(66)

Issuance of common stock for
investment in Balykchi	444,444	-	2,000	-	-	2,000
Compensation related to issuance of
options to employees	-	-	5	-	-	5
Issuance of common stock for
cash, net of offering costs of $90
and warrants with a fair value of $4,730	2,000,000	2	7,908	-	-	7,910
Issuance of common stock upon
exercise of warrants	765,845	1	2,296	-	-	2,297
Balance, September 30, 2006	42,068,735	42	38,804	(827)	1,597	39,616
Net income for the year ended
September 30, 2007	-	-	-	9,465	-	9,465
Foreign currency translation adjustment	-	-	-	-	1,857	1,857
Comprehensive income						11,322

Compensation related to issuance of	-	-	212	-	-	212
options to employees
Issuance of common stock for
cash, net of offering costs of $1,139	8,423,326	8	24,033	-	-	24,041
Balance, September 30, 2007	50,492,061	$50	$63,049	$8,638	$3,454	$75,191

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,465	$(1,700)	$1,351
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Loss (gain) on sale of property and equipment	640	(381)	16
Depreciation and amortization of drydocking costs	6,619	3,330	1,320
Minority interests in income (loss)
of consolidated subsidiaries	320	812	(24)
Net income in equity method investees	-	28	(108)
Foreign currency exchange (gain) loss	(32)	111	37
Compensation from issuance of options	212	5	76
Changes in current assets and liabilities, net of
acquisition of subsidiaries:
Trade accounts receivable	183	(9,008)	823
Trade accounts receivable from related parties	(2,253)	-	-
Other receivables	(4,182)	(1,169)	(949)
Inventories	(41)	(251)	(226)
Prepaid expenses and other current assets	(38)	1,715	(796)
Accounts payable and accrued expenses	(382)	7,313	(2,635)
Accounts payable to related parties	(493)	-	-
Accrued income taxes	501	(771)	(45)
Deferred revenue	(3,796)	556	2,583
Net cash provided by operating activities	6,723	590	1,423

Cash flows from investing activities:
Cash acquired in purchase of subsidiaries	-	-	280
Purchase of intangible assets	(66)	-	-
Increase in notes receivable from related parties	(644)	-	(3,251)
Payments collected on notes receivable from related parties	1,100	-	-
Loans made on notes receivable	-	-	727
Other receivables from related parties	-	-	(654)
Payment of drydocking costs	(1,428)	-	-
Proceeds from sale of property and equipment	95	1,925	205
Proceeds from sale of securities held for sale	-	319	-
Payments to purchase vessels, equipment and property	(17,226)	(13,580)	(5,458)
Net cash used in investing activities	(18,169)	(11,336)	(8,151)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,339	9,921	21,795
Proceeds from issuance of notes payable - related parties	-	5,456	1,206
Proceeds from issuance of notes payable	2,243	5,300	1,803
Change in advances to/from related parties	-	1,494	(54)
Principal payments on notes payable - related parties	(467)	(7,331)	(6,322)
Principal payments on notes payable	(3,381)	(3,604)	(9,461)
Net cash provided by financing activities	24,734	11,236	8,967
Effect of exchange rate changes on cash	(676)	(232)	2
Net change in cash	12,612	258	2,241
Cash at beginning of period	2,858	2,600	359
Cash at end of period	$15,470	$2,858	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(Dollars in thousands, except share and per share data)

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$164	$1,170	$1,037
Cash paid for income tax	4,624	2,306	1,449
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for investment in Balykshi	$-	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Balykshi LLP (“Balykshi”); and include majority owned subsidiaries: CJSC Bauta, (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas Caspian LLP (“Veritas”) for which the investment is accounted by the equity method. CRE currently owns a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”) for which the investment is also accounted by the equity method. Caspian had a non-controlling 50% interest in Bautino Development Company, LLC (“Bautino”) which was sold in March 2007 and was accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company’s business consists of thee major business segments:

Vessel Operations –Vessel Operations consist of a fleet of shallow draft vessels which are chartered to companies performing oil and gas exploration activities in the Kazakh Sector of the North Caspian Sea. Our vessels are referred broadly to as offshore support vessels.

Vessel revenues are derived from a daily charter rate, mobilization and demobilization fees and a daily meal and accommodation rate. The Company earns this revenue by providing the crew to maintain and upkeep the vessels, to provide accommodations, meals, laundry and other services to the charter company's personnel on the vessels.

Geophysical Services –Geophysical Services consist of providing seismic data acquisition and interpretation services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent Transition Zone.

Infrastructure Development – Infrastructure Development consists of a water desalinization and bottling plant and the development of a marine base located at the Port of Bautino.

In July 2005, the Company’s stockholders approved a change in the fiscal year of the Company from December 31 to September 30. The change in year end was accomplished during the nine months ended September 30, 2005.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Statements— The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rate(s) approximating prevailing market rates.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Minority Interests in Consolidated Subsidiaries — Minority interests in consolidated subsidiaries presented on the balance sheet refers to the minority shareholder’s investment in the voting stock of Bauta and KMG. In the statement of operations, consolidated net income is adjusted by the minority shareholder’s proportionate share of the income or loss from the consolidated subsidiaries.

Trade Accounts Receivables — In the normal course of business, the Company extends credit to its customers on a short-term basis. The principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with these customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary.

Inventories — Inventory consists of bulk and bottled water related to the desalinization plant, and fuel, spare parts and supplies related to the geophysical operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out (FIFO) method.

Vessels, Equipment and Property — Vessels, property and equipment are stated at cost less accumulated depreciation. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for dry-docking expenditures, which are capitalized and amortized.

Depreciation of property and equipment is calculated by using the straight-line method and resulted in depreciation expense for the years ended September 30, 2007 and 2006 of $6,384 and $3,103, respectively, and $1,224 for the nine months ended September 30, 2005.

Drydocking Costs — Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next drydocking, generally 24 months. Drydocking costs comprise painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2007 and 2006 of $235 and $227, respectively and $96 for the nine months ended September 30, 2005. Accumulated amortization of the drydocking costs was $235 and $172 as of September 30, 2007 and 2006, respectively and $153 as of September 30, 2005.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2007, 2006 and 2005, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Revenue Recognition — Vessel revenues are derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis.

Geophysical service revenue is recognized when services are rendered and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with an allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At September 30, 2007 and 2006 the Company had $103 and $3,810 of deferred revenue related to these prepaid services.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Vessel Operating Costs — Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, and other vessel expenses such as crew personnel training costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Transactions — Caspian Services, Inc., the holding company of the subsidiaries, makes its principal investing and financing transactions in United States dollars and the United States dollar is its functional currency. Transactions and balances denominated in other currencies have been translated into United States dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

The Kazakh Tenge is the functional currency of the operating subsidiaries. The respective balance sheets have been translated into United States dollars at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into United States dollars using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and shown as part of shareholders’ equity.

The translation of Kazakh Tenge denominated assets and liabilities into United States Dollars for the purpose of these consolidated financial statements does not necessarily mean that the Company could realize or settle, in United States Dollars, the reported values of these assets and liabilities. Likewise it does not mean that the Company could return or distribute the reported United States Dollar value of its Kazakh subsidiaries’ capital to its shareholders.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company’s financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakh income tax regulations.

Comprehensive Income (Loss) —Total comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. For the Company, accumulated other comprehensive income (loss) is comprised of accumulated foreign currency translation adjustments.

Basic and Diluted Income (Loss) Per Common Share – Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding for the years ending September 30, 2007 and 2006 and for the nine months ended September 30, 2005:

	2007	2006	2005
Basic weighted-average common shares outstanding	43,480,336	40,298,410	36,894,742
Effect of dilutive securities:
Options	142,556	-	94,278
Warrants	-	-	175,088
Diluted weighted-average common shares outstanding	43,622,892	40,298,410	37,164,108

At September 30, 2007, the Company had 4,600,113 options and warrants outstanding that were not included in the computation of diluted net income per common share as their effects would be anti-dilutive. At September 30, 2006, the Company had 2,000,000 options and warrants outstanding that were not included in the computation of diluted net loss per common share as their effects would be anti-dilutive. At September 30, 2005, the Company had 1,000,000 warrants outstanding that were not included in the computation of diluted net loss per common share as their effects would be anti-dilutive.

Stock-Based Compensation Plans – Effective October 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123R, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts below for the year ended September 30, 2006 and for the nine months ended September 30, 2005:

	2006	2005
Net income (loss) as reported	$(1,700)	$1,351
Add: Total stock-based employee compensation expense
recorded	5	76
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(2,008)	(851)
Pro Forma Net Income (Loss)	$(3,703)	$576

Income (loss) per share:
As reported:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04
Pro forma:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

Concentrations of Credit Risk — Vessel operations are contracted primarily with subcontractors of Agip KCO. Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work to other contractors. Also, approximately 39 percent of the revenue from geophysical services seismic operations was from one customer. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during 2007. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts, notes and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts for potential losses.

New Accounting Standards – During June 2006, the FASB issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt the provisions of FIN 48 in the fiscal year beginning October 1, 2007. The Company is currently evaluating the effects, if any, that this pronouncement may have on the Company’s financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

During September 2006, the FASB issued SFAS 157,“Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This standard is effective in the Company’s financial statements beginning October 1, 2008. The Company is currently evaluating the effects, if any, that this pronouncement may have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No.  115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the Company elects to adopt the provisions of SFAS 159, it would be effective in the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R)“Business Combinations” (“SFAS 141(R)”) and SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the fiscal year beginning October 1, 2009. The provisions of SFAS 141(R) will only impact the Company if the Company is party to a business combination after the pronouncement has been adopted. The Company is currently evaluating the effects that SFAS 160 will have on the Company’s financial statements.

Corrected prior year financial statements –During the course of preparing the financial statements for the three months ended December 31, 2006, the Company identified certain prior period misstatements whose impact was not material, either individually or in the aggregate, to the Company’s financial statements for the year ended September 30, 2006. However, these misstatements were considered material to the Company’s financial statements for the three months ended December 31, 2006. As a result, the Company corrected the financial statements for the year ended September 30, 2006. The corrected consolidated balance sheet and consolidated statement of operations as of and for the year ended September 30, 2006 is included in these financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

These misstatements related to capitalizing certain costs associated with the acquisition of a new vessel, accrual of certain geophysical costs and allocation of minority interests. The effect of correcting these misstatements resulted in an increase in total assets of $612, total liabilities of $341, a decrease in minority interest of $208 and an increase in total equity of $479, which included a decrease in net lost of $219 and a decrease in loss per share of $0.01. These problems were caused mainly by communication difficulties with a subsidiary in its first year of consolidation.

NOTE 2 – ACQUISITION OF KAZMORGEOPHYSICA

On May 26, 2004, the Company finalized its acquisition of 50% of the outstanding common stock of Kazmorgeophysica CJSC (“KMG”) The purchase price of $2,730 for 50% of the KMG common stock was accounted for in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. On September 21, 2005, the Company increased its ownership percentage of KMG from 50% to 51% for $56. The Company allocated the $3,131 carrying value of the investment in KMG to the assets acquired and liabilities assumed on September 21, 2005, based on their estimated fair values. The additional 1% acquisition changed the accounting for this investment from the equity method to being consolidated. Beginning September 22, 2005, KMG’s operations have been included in the consolidated operations of the Company.

The following unaudited pro forma information is presented to reflect the operations of the Company for the nine months ended September 30, 2005 as if the acquisition of KMG had been completed on January 1, 2005:

Revenues	$20,631
Net Income	$1,353

Basic Income Per Common Share	$0.04
Diluted Income Per Common Share	$0.04

NOTE 3 – EQUITY METHOD INVESTMENTS

Veritas Caspian – During 2005, KMG and Veritas DGC (“Veritas”), a UK company, formed a joint venture (Veritas Caspian LLP) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea. The Kazakhstan Government owns the data gathered; however, Veritas Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks. To accomplish the gathering of the seismic data, Veritas Caspian charters vessels from the Company. The Company recognized $10,700 and $5,638 of vessel revenue during the years ended September 30, 2007 and 2006 respectively from the charter of vessels to Veritas Caspian.

KMG obtained its 50% non-controlling interest in Veritas Caspian for a capital contribution of $0.4 and accounts for the investment under the equity method of accounting. The joint venture agreement states that Veritas DGC will provide all funding for the operations of Veritas Caspian and KMG will provide the local ownership requirements. KMG has no responsibility to provide further funding and has no obligation to assume any losses of the joint venture. Revenues from the sale of the data will be split between the Kazakhstan government and Veritas Caspian at various percentages after Veritas Caspian has recovered its costs. In turn, revenue will be split between Veritas and KMG after Veritas has recovered its costs.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

At September 30, 2007 KMG’s investment in Veritas Caspian LLP was reduced to zero due to Veritas Caspian’s accumulated losses of $6,445. If Veritas Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

Pact Caspian – Caspian Real Estate, Ltd. (CRE) owns a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”). Through its wholly-owned subsidiary, Pact Engineering KZ LLP (“Pact Engineering”), Pact Caspian markets and sells in Kazakhstan water and wastewater treatment systems manufactured by Pact Engineering. CRE accounts for its 50% investment under the equity method of accounting. At September 30, 2007, CRE’s investment in Pact Caspian was reduced to zero due to Pact Caspian’s accumulated losses of $181. If Pact Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

NOTE 4 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2007 or 2006. Receivables from vessel charter revenues were approximately $6,120 and $3,705 at September 30, 2007 and 2006, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for future geophysical processing and analysis. The receivables are current and collectable within 45 days from date of invoice. At September 30, 2007 and 2006, receivables related to geophysical services totaled $5,307 and $7,324, respectively. The Company provided an allowance for doubtful accounts for these receivables of $126 and $0 at September 30, 2007 and 2006, respectively.

At September 30, 2007 and 2006, receivables related to desalinization and bottling operations totaled $203 and $97, respectively. The Company provided an allowance for doubtful accounts for these receivables of $0 and $1 at September 30, 2007 and 2006, respectively.

Other Receivables – The Company’s other receivables consists primarily of the following: (1) loans and advances to employees which bear no interest and have terms ranging from less than one year to five years, $175 is classified as long term at September 30, 2007, (2) refunds of inventory advances, initial equity investment and land deposits which were either subsequently cancelled for either lack of performance or mutual agreement. These amounts are currently due and expected to be repaid in the near-term.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 5 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

As of September 30,	2007	2006	Depreciable Life in Years
Land	$5,068	$4,615	N/A
Buildings and leasehold improvements	479	450	14
Marine vessels	16,075	12,279	10-12
Machinery and equipment	17,443	16,198	2-20
Field camp	1,580	1,602	10-14
Vehicles	7,075	1,760	4-10
Office equipment	507	381	4-10
Other	398	280	2-3
Construction in progress	10,120	2,109	N/A
	58,745	39,674
Accumulated depreciation	(13,264)	(6,610)
Vessels, Equipment and Property, net	$45,481	$33,064

Development of Marine Base– The Company continues with development plans for the marine base in Bautino Bay. Construction is expected to commence in the first fiscal quarter 2008. The Company also expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008, with final completion of the base occurring by November 2009. Anticipated cost to construct the marine base is approximately $71,810. The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $10,120has already been expended by the Company for the initial feasibility studies, preliminary construction costs and materials. The Company also obtained the land for the project through its acquisition of Balykshi LLP.

In February 2007, Balykshi entered into a short-term loan agreement with Halyk Bank for $2,000. The loan was fully repaid in August 2007. The purpose of the loan was to pay for marine base construction costs.

During the years ended September 30, 2007 and 2006, the Company incurred construction costs of $8,011 and $1,115, respectively. The Company capitalized interest costs related to the development of the marine base in the amount of $137 and $0 for the years ended September 30, 2007 and 2006, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2007		2006
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 333	$ 74	$ 254	$ 25
Total		$ 333	$ 74	$ 254	$ 25

Total amortization expense related to intangible assets was approximately $49, and $21 for the years ended September 30, 2007 and 2006, respectively, and $4 for the nine months ended as of September 30, 2005. The estimated amortization expense for acquired software is as follows for the periods indicated:

	For the Year Ending September 30:
	2008	2009	2010	2011	2012	thereafter
Amortization expense	$ 49	$ 49	$ 49	$ 49	$ 49	$ 14

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

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Balance - beginning of period	$3,135	$2,911	$250
Acquired - KMG	-	-	2,654
Effect of foreign currency translation adjustment	160	224	7
Balance - end of period	$3,295	$3,135	$2,911

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

NOTE 7 – LONG-TERM DEBT

During the 2007 fiscal year, Bauta borrowed $26 from a local bank and repaid $11. The notes are collateralized by equipment and inventory, bear interest at 18% and are due by December 2008.

During the year ended September 30, 2007, KMG borrowed $223 from a company related through common ownership. The notes bear interest at 0%. $100 was repaid in November and December 2007 and the residual balance is due by March 31, 2008.

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes are collateralized by equipment and bear interest at 14%.

Long-term debt consists of the following:

September 30,	2007	2006
Bank loan bearing interest at 18% due
December 2008; secured by equipment and inventory	$15	$26

Loans from institutions other than banks at 0%
due March 2008	223	-

Bank loan bearing interest at 14% repaid
in October 2006; secured by geophysical equipment	-	700

Bank loan bearing interest at 14%. Payments are due quarterly
through March 2008; secured by geophysical equipment	442	1,034
Total Long-term Debt	680	1,760
Less: Current Portion	680	1,612
Long-term Debt - Net of Current Portion	$-	$148

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock – In July 2007, the Company completed a private placement of 2,807,775 Units raising net proceeds of $24,041 after offering costs of $1,228. Each Unit offered in the private placement consisted of three shares of common stock and a redeemable warrant to purchase an additional share of common stock at an exercise price of $4.00 per share. The warrant contained in each Unit is immediately exercisable and has a three-year term. The price per Unit was $9.00 per Unit.

As a result of this private placement, the Company issued a total of 8,423,326 shares of common stock and warrants to purchase 3,500,108 shares of common stock. The proceeds were allocated to the common stock and warrants based on their relative fair value and resulted in $4,970 being allocated to the warrants. The warrants had a fair value of $5,981 which was determined by the Black-Scholes option pricing model using the following assumptions: volatility of 134.3%, risk-free interest rate of 4.9%, dividend yield of 0% and life of 3.0 years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

As part of the private placement, the placement agent was issued 692,333 warrants that were immediately exercisable, expire in two years and have an exercise price of $4.00 per share. The funds raised in the offering were used to fund development of the Company’s marine base and to acquire vessels and seismic equipment.

In March 2006, the Company completed a private placement of 1,000,000 Units raising $8,000. Each Unit offered in the private placement consisted of two shares of restricted common stock and a warrant to purchase an additional share of common stock at an exercise price of $5.00 per share. The warrant contained in each Unit is immediately exercisable and has a three-year term. The price per Unit was $8.00 per unit.

As a result of this private placement, the Company issued a total of 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock. The proceeds were allocated to the common stock and warrants based on their relative fair value and resulted in $2,586 being allocated to the warrants. The warrants had a fair value of $4,730 which was determined by the Black-Scholes option pricing model using the following assumptions: volatility of 228.8%, risk-free interest rate of 4.8%, dividend yield of 0% and life of 3.0 years.

In November 2005, the Company issued 444,444 shares of common stock valued at $2,000 or $4.50 per share as partial compensation for the land acquisition of Balykshi LLP.

During March 2005, the Company completed a private placement of 7,658,446 shares of common stock for $3.00 per share. The Company received $21,796 after offering costs of $1,135. In connection with the offering, the Company issued a warrant to the placement agent to purchase 765,845 shares of common stock. The warrant was exercisable at $3.00 per share, was exercisable immediately and expired in September 2006. In September 2006, certain warrant holders exercised their right to purchase 765,845 shares of the Company’s restricted common stock for $2,298. The Company received the cash proceeds from the exercise of these warrants in October 2006.

Stock Options – During the year ended September 30, 2007, the Company issued 153,735 options to certain employees in accordance with their respective employment agreements. These options have a weighted average exercise price of $3.51 per share, vest over a three years, and expire eight years from the date of issuance. The options have a fair value of $3.36 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.0%, risk free interest rate of 4.57% and expected lives of 8.0 years.

On August 1, 2005, the Company granted 800,000 options to key employees to purchase shares of common stock with an exercise price of $3.00 per share. These options vested through September 30, 2006 and expire 10 years from the date of issuance. The options have a fair value of $2.80 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 255.6%, risk free interest rate of 4.32% and expected lives of 10.0 years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

Stock option activity for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005 is as follows:

	2007		2006		2005
		Weighted- Average		Weighted-Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of the period	1,000,000	$ 3.00	1,000,000	$ 3.00	200,000	$ 3.00
Issued	153,735	3.51	-	-	800,000	3.00
Exercised	-	-	-	-	-	-
Outstanding at end of the period	1,153,735	$ 3.07	1,000,000	$ 3.00	1,000,000	$ 3.00
Exercisable at end of the period	1,000,000	$ 3.00	925,000	$ 3.00	75,000	$ 3.00
Weighted average fair value of
options granted during the period		$ 3.51		-		$ 2.80

During the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005, the Company recognized $212, $5 and $76 of compensation expense related to options issued to employees, respectively. As of September 30, 2007, there was approximately $302 of unrecognized compensation cost related to stock options that will be recognized over a weighted-average period of 1.61 years. The aggregate intrinsic value of options expected to vest and that were exercisable at September 28, 2007 was zero. The year-end intrinsic value is based on a September 30, 2007 closing price of $2.89.

The following table summarizes information related to the Company’s stock options outstanding at September 30, 2007:

Exercise	Number	Weighted-Average Remaining	Number
Price	Outstanding	Contractual Life (in years)	Exercisable
$ 3.00	1,000,000	6.8	1,000,000
$ 2.85 - $3.69	153,735	6.9	-

Warrants – Warrant activity for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005 is as follows:

	2007		2006		2005
		Weighted- Average		Weighted- Average		Weighted- Average
	Warrants	Exercise Price	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of the period	1,000,000	$ 5.00	765,845	$ 3.00	-	$ -
Issued	3,500,108	4.00	1,000,000	5.00	765,845	3.00
Exercised	-	-	(765,845)	3.00	-	-
Outstanding at end of the period	4,500,108	4.22	1,000,000	5.00	765,845	3.00
Exercisable at end of the period	4,500,108	$ 4.22	1,000,000	$ 5.00	765,845	$ 3.00

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

The following table summarizes information related to the Company’s warrants outstanding at September 30, 2007:

Exercise	Number	Weighted-Average Remaining	Number
Price	Outstanding	Contractual Life (in years)	Exercisable
$ 4.00	3,500,108	2.6	3,500,108
$ 5.00	1,000,000	1.5	1,000,000

NOTE 9 – INCOME TAXES

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

The principle of group consolidation for tax purposes does not exist in Kazakhstan. This means that the Company pays tax on all profits realized by its subsidiaries, but cannot offset the losses of other subsidiaries. These losses can only be carried forward in the same company.

Management believes it has paid or accrued for all taxes that are applicable. Where practice concerning the provision of taxes is unclear, management has accrued tax liabilities based on its best estimate.

Earnings and (losses) before income taxes and minority interests derived from United States and international operations are as follows:

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
United States	$ (6)	$ (382)	$ (261)
Kazakhstan and other international operations	14,903	2,027	2,875
	$ 14,897	$ 1,645	$ 2,614

Income tax expense consists of the following:

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Current income tax	$ 4,629	$ 1,289	$ 1,018
Deferred income tax	483	1,244	270
	$ 5,112	$ 2,533	$ 1,288

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Deferred tax assets and liabilities are as follows:

as of September 30,	2007	2006
Deferred tax assets
Tax loss carry forwards	$2,441	$1,602
Property and equipment	283	198
Total deferred tax assets	2,724	1,800

Deferred tax liabilities
Property and equipment	(1,843)	(1,248)
Total deferred tax liabilities	(1,843)	(1,248)

Valuation allowance	(2,724)	(1,800)
Net deferred income taxes	$(1,843)	$(1,248)

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Tax at federal statutory rate (34%)	$5,065	$559	$889
Non-deductible expenses	589	828	504
(Income)/loss not subject to taxation	(914)	398	-
Tax effect of loss companies	575	854	-
Effect of lower foreign tax rates	(203)	(106)	(105)
Income tax provision	$5,112	$2,533	$1,288

As of September 30, 2007, the Company has loss carry forwards of approximately $1,500 and $6,200 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2008.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Economic Environment — In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve risks which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

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

Employment Agreements — During the years ended September 30, 2007 and 2006, the Company entered into four and three employment agreements respectively, which require the Company to issue options annually on the anniversary of the effective date of the agreement. Each employee shall receive options equal to their annual salary divided by the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date. 153,735 options were issued to employees during the year ended September 30, 2007. The options shall vest over a three year period and shall have an exercise price equal to the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date. The employees are also eligible to receive discretionary options.

Environmental Uncertainties — Current local laws do not impose any particular requirements on the Company with regard to its fleet operation beyond the standard maritime regulations followed by the Company. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on studies, discussions with the environmental authorities and assumptions as to the areas that may have to be remediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new laws or government regulations, and the outcome of any potential related litigation.

The Company’s management believes that the Company acts in compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company.

Purchase Commitments – In August 2007 TatArka entered into a purchase agreement with a third party to acquire drilling equipment for approximately $860. As of September 30, 2007 total advances paid on that agreement were $355.

During 2007 Caspian entered into agreements to purchase a barge and its upgrade for approximately $4,600. As of September 30, 2007 total advances paid on these agreements were $180. In connection with the purchase, the Company is required to provide a performance bond in the amount of approximately $1,100 for the period of 6 months. In November 2007, the Company started negotiations to get a short-term credit line in order to obtain the performance bond with a local bank and expects the Bond to be issued in January 2008.

In 2007 Caspian signed the memorandum of understanding with two companies to form a joint venture to set up a boat repair and dry-docking services yard in Bautino with an interest share of 20%. One of these companies has not yet completed its formation. In connection with this, the Company is required to partially finance the acquisition of the marine travel lift with a total

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

purchase cost of $3,300. Caspian has to finance that purchase for $1,155 and 35% of all future expenses until the formation of the third participant is complete. Such costs will be counted against equity capital. The formation agreement has not been finalized as of September 30, 2007. The Company’s expected liability to finance the joint venture’s equity capital with interest of 20% is $1,200 which is expected to be paid prior to completion of the marine base occurring by November 2009.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2007 and 2006 was $982 and $146 respectively and $406 for the nine months ended September 30, 2005.

The Company maintains its corporate office in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. Rent expense for the years ended September 30, 2007 and 2006 was $1,029 and $260, respectively and $140 for the nine months ended as of September 30, 2005.

The future minimum rental payments required under these operating leases for 2008 are $2,847.

The Company leases vessels. Rent expenses for the years ended September 30, 2007 and 2006 was $6,488 and $5,601 respectively and $723 for the nine months ended September 30, 2005. The future minimum rental payments required under these operating leases are as follows for the periods indicated:

	For the Year Ending September 30:
	2008	2009	2010	2011	2012	thereafter
Vessel operating leases	$ 6,424	$ 2,060	$ -	$ -	$ -	$ -

The current vessel lease agreements expire in January – March 2009. The Company intends to renew these agreements.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, the Company paid an entity related through common ownership (Help LLP) $890, $440 and $250, respectively, in operating expenses for corporate travel and visa support.

During the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, the Company paid an entity under common management (KazakhstanCaspiShelf) $3,000 for vessel rental, and $4,702 and $0 for seismic work, respectively. The Company also recognized $107, $263 and $0 of vessel revenues, $5,267, $352 and $0 of revenue from performed seismic works, sale of materials and equipment rental during 2007, 2006 and the nine months ended September 30, 2005, respectively, from the same entity.

During the year ended September 30, 2007 the Company paid $380 to Gis-Caspi, an entity under common management for the intermediary services rendered in 2006 including survey scouting technical feasibility and preparation of tender documentation.

As mentioned in Note 7 during the year ended September 30, 2007, KMG borrowed $223 from a company related through common ownership (Caspian Geo-Consulting Services LLP). The notes bear interest at 0%. $100 was repaid by December 2007 and the residual balance is due by March 31, 2008. During the years ended September 30, 2007 and 2006 the same company provided marketing services to KMG for $140 and performed seismic data interpretation services for $43, respectively. For the nine months ended September 30, 2005 the company performed seismic data interpretation services for $100.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of September 30 consist of the following:

Related Party’s Name	Description	2007	2006
KazakhstanCaspiShelf	vessel rental, seismic work	$2,716	$-
Veritas Caspian	vessel rental	2,369	2,834
Others	services provided	112	39
TOTAL		$5,197	$2,873

In July 2007, TatArka entered into an agreement with and loaned $661 to a related party under common management (KazakhstanCaspiShelf). The loan does not bear interest and is to be repaid in January 2008.

In December 2003, the Company entered into an agreement with Bautino and loaned $1,100 to build, furnish and equip the phase two addition to the hotel. Interest began accruing on January 1, 2005 at the rate of 6%. As discussed in Note 1 and 12, the Company sold its interest in Bautino. The notes receivable including interest was fully repaid during 2007.

Accounts payable due to related parties as of September 30 consist of the following:

Related Party’s Name	Description	2007	2006
Help LLP	freight and legal services	$1,097	$12
Officers	business trip expenses, payroll	387	61
KazakhstanCaspiShelf	vessel rental, seismic work	-	1,470
Gis-Caspi	intermediary services including survey scouting technical feasibility and preparation of tender documents	-	352
Others	services received	96	94
TOTAL		$1,580	$1,989

In February 2006, Laird Garrard, the Company’s President, loaned Caspian $517 on short-term notes. The notes bear interest at ten percent per annum. In April 2006, $50 in principal was repaid to Mr. Garrard. In October 2006, the Company paid Mr. Garrard $467 in principal and $29 in interest to fully retire the notes.

NOTE 12 – OTHER INCOME

In January 2007, the Company entered into an agreement with the Chagala Group Limited, the Company’s joint venture partner in Bautino Development Company (“Bautino”) to sell its 50% interest in Bautino for $3,000. The sale of the hotel closed in March 2007. The total gain from the sale was $3,000 as the initial investment of $96 was reduced to zero in previous years due to losses incurred by Bautino. The $3,000 gain is included in other income.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

During the year ended September 30, 2007, KMG rented some of its idle equipment to a company under common management and recognized $1,649 of other income.

Residual balance of $380 is TatArka’s doubtful accounts repaid during the year ended September 30, 2007.

NOTE 13 – SEGMENT INFORMATION

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

During the nine months ended September 30, 2005, the Company re-organized their segments into the following: Vessel Operations – daily operations of the fleet of vessels; Geophysical Services – providing onshore and offshore geophysical data extraction and interpretation; Infrastructure Development – Operation of a hotel, water desalinization plant and the development of a marine base; and Corporate Administration. The vessel operations, infrastructure and geophysical services are located in the Republic of Kazakhstan. The administration operations are located in the United States of America. Information regarding the operations and assets of these reportable business segments follows:

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Revenues
Vessel Operations	$32,637	$14,444	$6,026
Geophysical Services	39,286	27,406	11,778
Infrastructure Development	1,588	1,280	858
Corporate Administration	-	-	-
Less Intersegment Revenues	(8,618)	(87)	-
Total Revenues	$64,893	$43,043	$18,662

Depreciation
Vessel Operations	$(1,791)	$(1,428)	$(662)
Geophysical Services	(3,998)	(1,702)	(553)
Infrastructure Development	(824)	(196)	(102)
Corporate Administration	(6)	(4)	(3)
Total Depreciation	$(6,619)	$(3,330)	$(1,320)

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Interest Expense
Vessel Operations	$(2)	$(43)	$(199)
Geophysical Services	(125)	(234)	(410)
Infrastructure Development	(3)	(11)	(6)
Corporate Administration	-	-	-
Interest Expense	$(130)	$(288)	$(615)

Income (Loss) from Equity
Method Investees
Vessel Operations	$-	$-	$-
Geophysical Services	-	28	-
Infrastructure Development	-	-	-
Corporate Administration	-	-	161
Income (Loss) from Equity Method Investees	$-	$28	$161

Income (Loss) Before Income
Tax and Minority Interest
Vessel Operations	$(732)	$(3,178)	$(1,969)
Geophysical Services	13,878	5,640	5,022
Infrastructure Development	2,529	(282)	(214)
Corporate Administration	(778)	(535)	(225)
Income (Loss) before Income
Tax and Minority Interest	$14,897	$1,645	$2,614

Provision for Income Tax
Vessel Operations	$(523)	$-	$-
Geophysical Services	(4,589)	(2,533)	(1,288)
Infrastructure Development	-	-	-
Corporate Administration	-	-	-
Provision for Income Tax	$(5,112)	$(2,533)	$(1,288)

Minority Interest
Vessel Operations	$-	$-	$-
Geophysical Services	(584)	(818)	-
Infrastructure Development	264	6	25
Corporate Administration	-	-	-
Minority Interest	$(320)	$(812)	$25

Segment Income (Loss)
Vessel Operations	$(1,255)	$(3,178)	$(1,969)
Geophysical Services	8,705	2,289	3,734
Infrastructure Development	2,793	(276)	(189)
Corporate Administration	(778)	(535)	(225)
Net Income	$9,465	$(1,700)	$1,351

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

(Dollars in thousands, except share and per share data)

	September 30,	September 30,	September 30,
	2007	2006	2005
Segment Assets
Vessel Operations	$25,414	$20,200	$14,613
Geophysical Services	36,643	30,190	15,797
Infrastructure Development	19,177	8,990	5,562
Corporate Administration	57,179	33,415	21,316
Less intersegment investments	(45,750)	(31,146)	(19,230)
Total Assets	$92,663	$61,650	$38,058

Investments in Equity Method Investees
Vessel Operations	$-	$-	$-
Geophysical Services	-	-	303
Infrastructure Development	-	-	-
Corporate Administration	-	-	-
Total Investments in Equity Method Investees	$-	$-	$303

NOTE 14 – SUBSEQUENT EVENTS

As discussed in Note 10, in connection with the vessel purchase in November 2007, the Company started negotiations with a local bank to get a performance bond required by the supplier of the vessel. As a result, the Company was required to open a short-term credit line for approximately $1,100 in the same bank. The agreement has yet to be finalized as of December 2007.

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007
Revenues	$19,066	$5,847	$15,108	$24,872
Income (loss) from operations	3,621	(3,460)	1,409	8,112
Net income	1,806	23	520	7,116
Basic net income per share	$0.04	$-	$0.01	$0.15
Diluted net income per share	$0.04	$-	$0.01	$0.15

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
Revenues	$11,814	$5,499	$10,234	$15,496
Income (loss) from operations	2,533	(1,198)	(820)	1,041
Net income (loss)	2,062	(3,592)	(1,593)	1,423
Basic net income per share	$0.05	$(0.09)	$(0.04)	$0.03
Diluted net income per share	$0.05	$-	$(0.04)	$0.03

	Three Months Ended
	March 31,	June 30,	September 30,
	2005	2005	2005
Revenues	$688	$7,674	$10,300
Income (loss) from operations	(2,630)	2,067	3,646
Net income (loss)	(3,042)	1,839	2,554
Basic net income per share	$(0.09)	$0.05	$0.07
Diluted net income per share	$-	$0.05	$-