Form 10-Q
period 2007-12-31
CASPIAN SERVICES INC
filed 2008-02-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Yes ☐ No ☒

As of February 19, 2008, the registrant had 50,492,061 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	December 31, 2007	September 30, 2007
ASSETS
Current Assets
Cash	$ 10,076	$ 15,470
Trade accounts receivable, net of allowance of $126 and $126, respectively	12,263	11,504
Trade accounts receivable from related parties	4,576	5,384
Other receivables, net of allowance of $0 and $17, respectively	4,231	5,014
Notes receivable from related parties, current portion	540	661
Inventories	894	872
Prepaid taxes	1,783	996
Advances paid	1,453	862
Prepaid expenses and other current assets	1,132	1,089
Total Current Assets	36,948	41,852
Vessels, equipment and property, net	51,156	45,481
Drydocking costs, net	944	1,233
Goodwill	3,313	3,295
Intangible assets, net	250	259
Long-term receivables, net of current portion	15	175
Total Assets	$ 92,626	$ 92,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 4,626	$ 5,073
Accounts payable to related parties	1,086	1,580
Accrued expenses	1,502	1,830
Accrued taxes	1,031	2,262
Deferred revenue	1,428	103
Notes payable	411	680
Total Current Liabilities	10,084	11,528
Deferred income tax liability	1,959	1,843
Total Liabilities	12,043	13,371
Minority Interests in Consolidated Subsidiaries	4,023	3,733
Shareholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,492,061 shares issued and outstanding	50	50
Additional paid-in capital	63,124	63,049
Retained earnings	9,487	8,638
Accumulated other comprehensive income	3,899	3,454
Total Shareholders’ Equity	76,560	75,191
Total Liabilities and Shareholders’ Equity	$ 92,626	$ 92,295

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended December 31,

	2007	2006
Revenues
Vessel revenues	$ 8,393	$ 5,817
Geophysical service revenues	6,926	12,921
Product sales	414	328
Total Revenues	15,733	19,066

Operating Expenses
Vessel operating costs	6,124	4,273
Cost of geophysical service revenues	3,129	5,572
Cost of product sold	233	219
Depreciation and amortization of drydocking costs	2,013	1,847
General and administrative expense	3,623	3,534
Total Costs and Operating Expenses	15,122	15,445
Income from Operations	611	3,621

Other Income (Expense)
Interest expense	(12)	(52)
Foreign currency exchange gain (loss)	(20)	41
Interest income	65	9
Other non-operating income, net	1,317	153
Net Other Income	1,350	151

Income Before Income Tax and Minority Interest	1,961	3,772
Provision for income tax	(773)	(2,003)
Minority interest in (income) loss of consolidated subsidiaries	(339)	37
Net Income	$ 849	$ 1,806
Basic Income Per Common Share	$ 0.02	$ 0.04
Diluted Income Per Common Share	$ 0.02	$ 0.04
Basic Weighted-Average Common Shares Outstanding	43,480,336	42,068,735
Diluted WeightedAverage Common Shares Outstanding	43,480,336	42,337,028

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 849	$ 1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	30	89
Depreciation and amortization of drydocking costs	2,013	1,847
Minority interest in income (loss) of consolidated subsidiaries	339	(37)
Foreign currency exchange (gain) loss	20	(41)
Compensation from issuance of options	74	-
Changes in current assets and liabilities:
Trade accounts receivable	(1,432)	3,152
Trade accounts receivable from related parties	(120)	118
Other receivables	1,760	88
Inventories	(17)	223
Prepaid expenses and other current assets	(1,365)	315
Accounts payable and accrued expenses	(1,616)	(1,174)
Accounts payable to related parties	267	39
Accrued income taxes	(230)	952
Deferred revenue	1,320	(2,282)
Net cash provided by operating activities	$ 1,892	$ 5,095

Cash flows from investing activities:
Purchase of intangible assets	(2)	(38)
Collections on related party notes receivable	124	-
Proceeds from sale of property and equipment	-	21
Payments to purchase vessels, equipment and property	(7,032)	(1,211)
Net cash used in investing activities	$ (6,910)	$ (1,228)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,298
Proceeds from issuance of notes payable	-	1,478
Change in advances to/from related parties	-	(581)
Principal payments on notes payable-related parties	-	(467)
Principal payments on notes payable	(388)	(1,067)
Net cash provided by (used in) financing activities	$ (388)	$ 1,661
Effect of exchange rate changes on cash	12	(448)
Net increase (decrease) in cash	(5,394)	5,080
Cash at beginning of period	15,470	2,858
Cash at end of period	$ 10,076	$ 7,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 126	$ 56
Cash paid for income tax	$ 1,348	$ 593

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-KSB filed on January 14, 2008. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Principles of Consolidation — The accompanying consolidated financial statements include operations and balances of Caspian Services, Inc. and its wholly owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Balykshi LLP (“Balykshi”); and include majority owned subsidiaries: CJSC Bauta, (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas”) which is accounted for by the equity method. CRE currently owns a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”) for which the investment is also accounted by the equity method. Both the investments in Veritas and Pact Caspian have been reduced to zero due to recurring losses. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — The Company’s business consists of thee major business segments:

Vessel Operations – Vessel Operations consist of a fleet of shallow draft vessels which are chartered to companies performing oil and gas exploration activities in the Kazakh Sector of the North Caspian Sea. Our vessels are referred broadly to as offshore support vessels.

Vessel revenues are derived from a daily charter rate, mobilization and demobilization fees and a daily meal and accommodation rate. The Company earns this revenue by providing the crew to maintain and upkeep the vessels, to provide accommodations, meals, laundry and other services to the charter company’s personnel on the vessels.

Geophysical Services –Geophysical Services consist of providing seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent Transition Zone.

Infrastructure Development – Infrastructure Development consists of a water desalinization and bottling plant and the development of a marine base located at the Port of Bautino.

Basic and Diluted Income Per Common Share – Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares. The Company does not include any potentially issuable shares that are anti-dilutive.

At December 31, 2007, the Company had 5,653,843 options and warrants outstanding that were not included in the computation of diluted income per common share as their effects would be anti-dilutive. At December 31, 2006, the Company had 1,000,000 warrants that were not included in the computation of diluted income per common share as their effects would be anti-dilutive. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2007 and 2006:

	For the Three Months Ended December 31,
	2007	2006
Basic weighted-average common shares outstanding	43,480,336	42,068,735
Dilutive effect of outstanding options/warrants	-	268,293
Diluted weighted-average common shares outstanding	43,480,336	42,337,028

Stock-based Compensation Plans – The Company recognizes the cost of employee services received in exchange for an award of equity instruments under the provisions of SFAS 123R. This standard requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During the three months ended December 31, 2007, the Company recognized $74 of stock based compensation expense. At December 31, 2007, there was $228 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.55 years. The intrinsic value is based on a December 31, 2007 closing price of the Company’s common stock of $3.30 per share.

The Company granted no options during the three months ended December 31, 2007 or 2006. Information related to options outstanding at December 31, 2007, is as follows:

	Shares Under Option	Weighted Average Exerise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,153,735	$ 3.07	6.63	$ 300

Exercisable at December 31, 2007	1,000,000	$ 3.00	6.55	$ 300

The fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.

Concentrations of Credit Risk — The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work to other contractors. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers were under contract with varying terms and dates during the 2007 calendar year. However, it is possible that a loss of business could occur in the short or long term. While Management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and does not have the same concentration of credit risk.

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

Reclassifications — Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. The reclassifications had no effect on net income.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay. Construction commenced in December 2007. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008, with final completion of the base occurring by November 2009. Anticipated cost to construct the marine base is approximately $71,810. The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $15,513 has already been expended by the Company for the initial feasibility studies, preliminary construction costs and materials. The Company also obtained the land for the project through its acquisition of Balykshi LLP.

During the quarter ended December 31, 2007 the Company incurred construction costs of $4,907.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2007	September 30, 2007
Bank loan interest at 18%,
secured by equipment and inventory	$ -	$ 15

Loans from institutions other than banks at 0%
due May 2008	116	223

Bank loan bearing interest at 14%
due March 2008; secured by equipment	295	442
Total Notes Payable	$411	$680

NOTE 4 — COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2007 and 2006 was $1,294 and $1,302, respectively. Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of the foreign currency translation adjustments.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Economic Environment —In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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

Environmental Uncertainties — Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated based on ongoing engineering studies, discussions with the environmental authorities and assumptions as to the areas that may have to be remediated along with the nature and extent of the remediation that may be required. Ultimate cost to the Company is primarily dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by environmental and public health authorities, new law or government regulations, and the outcome of any potential related litigation. We have no specific concerns about these uncertainties.

Purchase Commitments – In August 2007, TatArka entered into a purchase agreement with a third party to acquire drilling equipment for approximately $860. As of December 31, 2007, total advances paid on that agreement were $416. These are shown as Advances paid on our balance sheet.

During 2007, Caspian entered into agreements to purchase a barge and its upgrade for approximately $4,600. As of December 31, 2007, total advances paid on these agreements were $180. In connection with the purchase, the Company has provided a performance bond in the amount of approximately $1,100 for the period of 6 months. This is to guarantee that the vessel will be ready and properly refitted when the customer requires it.

In 2007, Caspian signed a memorandum of understanding with two companies to form a joint venture to set up a boat repair and dry-docking services yard in Bautino with an interest share of 20%. One of these companies has not yet completed its formation. In connection with this, the Company is required to partially finance the acquisition of the marine travel lift with a total purchase cost of $3,300. Caspian has to finance that purchase for $1,155 and 35% of all future expenses until the formation of the third participant is complete.  The formation agreement has not been finalized as of December 31, 2007. Cost paid by the Company will be treated as a prepaymebt and will reduce the cash required to be put into the equity of the new joint venture.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007 and 2006, the Company paid entities which have owners in common $840 and $457, respectively, for corporate travel, car rental and visa support.

The Company paid an entity under common management, (KazakhstanCaspiShelf (“KCS”)), $3,074 and $2,024 during the three months ended December 31, 2007 and 2006, respectively, for vessel rental. In this instance, the Company was acting as an intermediary between KCS and the KCS customer. The Company managed the contract, collected and forwarded revenues and was paid a commission by the KCS customer. The Company is only collecting on behalf of KCS and immediately remits the funds, so it shows no revenue or expenses, other than commission income.

The Company recognized $1,322 of other income during the three months ended December 31, 2007 from KCS for the rental of idle seismic vessels to KCS.

The Company recognized $3,650 and $3,353 of vessel revenue during the three months ended December 31, 2007 and 2006, respectively from Veritas Caspian, a 50% joint venture of KMG.

Accounts receivable from related parties consist of the following:

Related Party’s Name	Description	2007	2006

KazakhstanCaspiShelf	Seismic services and sale of equipment	$ 2,062	$ 2,716
Veritas Caspian	Vessel rental and cost reimbursement	1,429	2,369
Caspian Geo Consulting Services	Advance paid	970	187
Others	Services provided	115	112
TOTAL		$ 4,576	$ 5,384

Accounts payable due to related parties consist of the following:

Related Party’s Name	Description	2007	2006

Help LLP	Transportation and legal services	$ 599	$ 1,097
VIP International	Transportation and legal services	216	-
Officers	Payroll and expense reimbursement	215	387
Master Company	Transportation services	56	12
Others	Services received	-	84
TOTAL		$ 1,086	$ 1,580

NOTE 7 – SEGMENT INFORMATION

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

	For the Three Months	For the Three Months
	Ended December 31,	Ended December 31,
	2007	2006
Revenues
Vessel Operations	$ 8,393	$ 5,817
Geophysical Services	6,927	13,013
Infrastructure Development	437	333
Corporate Administration	-	-
Less Intersegment Revenues	(24)	(97)
Total Revenues	$ 15,733	$ 19,066

Depreciation
Vessel Operations	$ (692)	$ (343)
Geophysical Services	(1,212)	(1,006)
Infrastructure Development	(105)	(498)
Corporate Administration	(4)	-
Total Depreciation	$ (2,013)	$ (1,847)

Interest Expense
Vessel Operations	$ -	$ (2)
Geophysical Services	(11)	(49)
Infrastructure Development	(1)	(1)
Corporate Administration	-	-
Interest Expense	$ (12)	$ (52)

Income Before Income Tax and Minority Interest
Vessel Operations	$ 63	$ 104
Geophysical Services	2,338	4,595
Infrastructure Development	(104)	(624)
Corporate Administration	(336)	(303)
Income before Income Tax and Minority Interest	$ 1,961	$ 3,772

Provision for Income Tax
Vessel Operations	$ 20	$ (435)
Geophysical Services	(793)	(1,568)
Infrastructure Development	-	-
Corporate Administration	-	-
Provision for Income Tax	$ (773)	$ (2,003)

Minority Interest
Vessel Operations	$ -	$ -
Geophysical Services	(377)	(185)
Infrastructure Development	38	222
Corporate Administration	-	-
Minority Interest	$ (339)	$ 37

Segment Income
Vessel Operations	$ 83	$ (331)
Geophysical Services	1,168	2,842
Infrastructure Development	(66)	(402)
Corporate Administration	(336)	(303)
Net Income	$ 849	$ 1,806

	December 31,	September 30,
	2007	2007
Segment Assets
Vessel Operations	$ 25,140	$ 25,414
Geophysical Services	37,894	36,275
Infrastructure Development	25,461	19,177
Corporate Administration	57,175	57,179
Less intersegment investments	(53,044)	(45,750)
Total Assets	$ 92,626	$ 92,295

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2007.

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

Recent Developments

We continue with development of the marine base in Bautino Bay. The anticipated cost to construct the marine base is approximately $71,810. The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $15,513 has already been expended by the Company for the initial feasibility studies, preliminary construction costs and materials. The Company also obtained the land for the project through its acquisition of Balykshi LLP. If additional funds are needed they will be provided from cash flow from our operations and raising of external financing.

Our subsidiary Balykshi LLP has entered into a loan agreement with the European Bank for Reconstruction and Development (“EBRD”) to provide debt financing of $32,000. We have also entered into an investment agreement with EBRD, whereby EBRD has agreed to acquire a 22% interest in Balykshi in exchange for a $10,000 equity investment in Balykshi. The funding of these agreements is contingent on our providing funding of approximately $29,810 to Balykshi. As noted above, as of December 31, 2007 we have provided funding of $16,513 to Balykshi.

Ground-breaking and construction on the marine base commenced during the quarter ended December 31, 2007. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008 with final completion of the base occurring by November 2009.

Business Review

After the reduced acttivity of the winter season, where from November to April our vessels are usually not engaged in active operations, we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

During the first fiscal quarter of 2008, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)
	For the Three Months Ended December 31,
	2007	2006	% Change

VESSEL OPERATIONS
Operating Revenue	$ 8,393	$ 5,817	44%
Pretax Operating Income (Loss)[1]	63	104	39%

GEOPHYSICAL SERVICES
Operating Revenue	$ 6,926	$ 12,921	(46%)
Pretax Operating Income/(Loss) [1]	2,338	4,595	(49%)

INFRASTRUCTURE
Operating Revenue	$ 414	$ 328	26%
Pretax Operating Income/(Loss)[1]	(104)	(624)	83%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Income/(Loss)[1]	(336)	(303)	11%

Summary of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Total revenue during the three months ended December 31, 2007 was $15,733 compared to $19,066 during the three months ended December 31, 2006, a decrease of 17%. Vessel revenue improved because of growth in the fleet, increased charter rates and greater utilization. Operating margin was stable compared with the same quarter 2006. Geophysical services revenue decreased because we were engaged in several significant contracts during the first fiscal quarter 2006, which resulted in abnormally high revenue during that quarter. Infrastructure revenue improved but, as a percentage of total revenues has limited impact on total revenue.

_________________________

1 Pretax operating income (loss) represents income before taxes and minority interest

Total operating expenses decreased by $323 or 2% to $15,122 in the three months ended December 31, 2007 compared to the same period ended December 31, 2006. This decrease was mainly due to lower activity of our seismic division, which was partially offset by increased activity in vessel operations.

During the first fiscal quarter 2008, income from operations was $611 compared to $3,621 during the first fiscal quarter of 2007. Net income during the three months ended December 31, 2007 decreased to $849 compared to $1,806 during the same period of 2007. This decrease was primarily attributable to the decreased activity of our seismic division.

Vessel Operations

As discussed above, first fiscal quarter revenue from vessel operations of $8,393 increased 44% year-on-year. This is explained by higher vessel utilization rates and more vessels being in active operations during the three months ended December 31, 2007 compared to the same quarter 2007. All of our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue.

During the three months ended December 31, 2007, vessel operating costs increased by $1,851, or 43%, compared to the three months ended December 31, 2006. This was primarily due to increased payroll costs resulting from the increased number of vessels in our fleet, high demand for crews on the Caspian Sea and increased transportation costs associated with our need to transport more crew members during the fiscal quarter ended December 31, 2007.

The vessels division realized a profit of $63 in the first quarter 2008, compared to a profit of $104 in the same quarter 2007 as revenues were stronger but operating costs increased proportionately.

Geophysical Services

Revenue from geophysical services decreased by $5,995 or 46% during the three months ended December 31, 2007 compared to the same three months period ended December 31, 2006. Revenue during the 2007 period was abnormally high due to some significant non-recurring contracts. The reduction in revenue during the first fiscal quarter 2008 was expected and we do not believe it indicates an adverse trend in demand for our services.

Operating costs decreased by $2,443 or 44% during the three months ended December 31, 2007 compared to the same period ended December 31, 2006. This is mainly due to the decreased seismic activity we performed in the first quarter 2008 compared to the same quarter 2007.

We expect revenues from geophysical services during our 2008 fiscal year will be comparable or slightly lower than revenues realized during our 2007 fiscal year.

Infrastructure

Revenue from infrastructure, which was primarily attributable to sales of desalinized water, increased 26% during the three months ended December 31, 2007 compared to the same three month period ended December 31, 2006. During the three months ended December 31, 2007 costs related to infrastructure increased by 6% compared to the three months ended December 31, 2006. This was caused mainly by higher sales volume arising from more activity in the port of Bautino.

Much like our vessel operations, our water desalinization operations are seasonal. Demand for our products, and correspondingly, revenue and costs of products sold decrease during the winter and increase during the work season, which typically begins during our third fiscal quarter. We expect further increases in demand for our products, revenue and costs of products sold during 2008. We do not, however, expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform repairs and cleaning of the desalinization plant.

Corporate Administration

During the quarter ended December 31, 2007 net loss from corporate administration was $336 compared to net loss $303 during the quarter ended December 31, 2006. The increase in net loss during the quarter ended December 31, 2007 is mainly attributable to growth in general and administrative expenses caused by increased payroll and employee related costs.

Consulting cost incurred in the first fiscal quarter 2007 was related to our plans to seek listing on AIM, the junior exchange of the London Stock Exchange. Currently our common stock is traded on the OTC Bulletin Board in the United States under the symbol CSSV. We made significant progress in meeting the listing requirements of AIM but decided to postpone this project as the economic climate became unfavorable for new companies looking to float.

Consolidated Results

General and Administrative Expenses

General and administrative expense increased by $89 for the quarter ended December 31, 2007, compared to the same period ended December 31, 2006. The increase in general and administrative expense is due to increased payroll and employee related costs as a result of the expansion of our work force to meet the anticipated expansion of our business operations. We believe we currently have sufficient staffing to meet our business needs and expect to add additional personnel only to the extent that we expand into new operations such as construction of the marine base.

Depreciation

Depreciation expense increased by $166 or 9% to $2,013 during the first fiscal quarter 2008 compared to the same quarter 2007. This was mainly caused by significant additions to our fleet made during fiscal 2007 and the first fiscal quarter 2008. In addition, significant drydocking costs were incurred in the second quarter of 2007, resulting in increased depreciation expense in the first quarter of 2008. We plan additional investment in the production capacity of our vessel and seismic divisions in the current fiscal year, which should lead to higher depreciation expenses in upcoming fiscal quarters.

Exchange Gain (Loss)

During the first fiscal quarter 2008 we realized an exchange loss of $20 compared to an exchange gain during the first fiscal quarter 2007 of $41. The change is due to fluctuations in the rate of the Kazakh Tenge to the US Dollar.

Other

During the three months ended December 31, 2007 we realized other income of $1,317 compared to other income during the three months ended December 31, 2006 of $153. This fluctuation is mainly attributable to rental income of $1,322 realized from our seismic division renting some of its idle equipment to a related party.

Provision for Income Tax

During the three months ended December 31, 2007 our provision for income tax decreased by 61%. This decrease is mainly the result of reduced revenue from seismic operations during the quarter.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be performed. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during the three months ended December 31, 2007 and 2006.

Period ended December 31,
	2007	2006

Net cash provided by operating activities	$ 1,892	$ 5,095
Net cash used in investing activities	(6,910)	(1,228)
Net cash provided by / (used in) financing activities	(388)	1,661
Effect of exchange rate changes on cash	12	(448)
Net Change in Cash	$ (5,394)	$ 5,080

Much of the cash inflow for the three months to December 31 2006 was due to proceeds from the issuance of stock. There was also cash generated from a higher operating profit. In the three months to December 31 2007 the outflow was caused by significant capital expenditure and more cash tied up in working capital.

Net cash flow from operations was lower than the same quarter of 2007 because of lower operating profits and because more cash was tied up in working capital, most notably receivables. Cash spent on investing activities was substantially higher in 2008 as vessels and geophysical equipment were acquired. Cash from financing activities was higher in 2007 as we received the proceeds of private placements.

Financing

During the 2007 fiscal year, Bauta borrowed $26 from a local bank and repaid $11. The notes were collateralized by equipment and inventory, bore interest at 18% and were due by December 2008. During the first quarter of 2008 fiscal year Bauta repaid the last $15.

During the year ended September 30, 2007, KMG borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bear interest at 0% and will be repaid by May 2008. During first quarter of 2008 fiscal year KMG repaid $107.

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes are collateralized by equipment and bear interest at 14%. It will be repaid by March 2008. During the first quarter of 2008 fiscal year TatArka repaid $147.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$ 411	$ 411	$ -	$ -	$ -
Operating Leases – Vessels	4,587	2,527	2,060	-	-
Operating Leases – Other than vessels	721	721	-	-	-
Total	$ 5,719	$ 3,659	$ 2,060	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of December 31, 2007 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

               In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

                In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10K, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2007, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices, in that they affect the operations of our customers, and foreign currency exchange rates

Commodity Price Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. As discussed in more detail below our Certifying Officers discovered some deficiencies during their evaluation of our controls and procedures which they do not believe were serious enough to have a material impact on the Company’s ability to record, process, summarize and report interim financial data and to ensure that such information is accumulated in a timely fashion and communicated to management.

Changes in Internal Control over Financial Reporting

During the course of preparing the financial statements for the three months ended December 31, 2007, we identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to our financial statements for the year ended September 30, 2007 or the quarter ended December 31, 2007. These findings were communicated to our independent registered public accountants, who concurred with our view that these misstatements were immaterial, both individually and in the aggregate to our financial statements for the year ended September 30, 2007 and the quarter ended December 31, 2007.

Because the misstatements are not material we are not required to amend our annual report on Form 10-K to correct these misstatements. Rather, in this quarterly report we have corrected quarterly results for prior year misstatements. These misstatements relate to transportation cost and revenue from seismic operations. These problems were caused mainly by difficulties in making accurate estimates of services which vary from period to period and were subject to late receipt of information. As a result, we implemented procedures to insure that invoices are received on a monthly basis and cost is estimated based on prior period expenses. Monitoring of data, which detected the original misstatement, continues to be performed. We believe these changes will improve our control over financial reporting.

There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

During the first fiscal quarter 2008 we were involved in a judicial appeal in Kazakhstan as a result of the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan challenging the claims of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO under various contracts dating back to 2002. Based on the lower court’s decision issued in October 2007 the initial claimed VAT of $0.6 million was decreased to $0.2 million. At the request of Agip KCO we appealed this ruling. We lost on that appeal. Agip KCO has acknowledged to us in writing that under the terms of our contracts with Agip KCO that it is obliged to pay the customs VAT. In November 2007 the lower court issued a second decision where it upheld the initial imposition of $0.1 million in VAT penalties related to the Agip KCO contract. We also appealed this decision and lost. Throughout these matters, Agip KCO has paid our legal expenses. We have incurred no legal or court fees in connection with this matter.

In February 2008 we paid the claimed VAT and related penalties, which totaled $0.3 million. We have submitted an indemnification request to AGIP and expect to be reimbursed for the full amount paid. Until such time as reimbursement is received, we have accrued $0.1 million toward the payment made for VAT and related penalties

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1 to Part I of our Annual Report on Form 10-K filed on January 15, 2008 please see the following additional risk factors.

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

Other than the foregoing, there have been no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K filed on January 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2008 we granted stock options to purchase shares of our common stock to John Scott, our Chief Operating Officer, Terrance Powell, our Vice President of Investor Relations and Arjan Goris, the managing director of our wholly owned subsidiary Caspian Services Group Ltd. pursuant to the terms of their respective employment agreements. Following is additional information regarding the stock option grants.

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

As Mr. Scott, Mr. Powell and Mr. Goris are non-U.S. persons residing in Kazakhstan, these options were granted pursuant to Regulation S under the Securities Act.

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

CASPIAN SERVICES, INC.

Date:	February 19, 2008	By:	/s/ Laird Garrard
Laird Garrard
Chief Executive Officer

Date:	February 19, 2008	By:	/s/ John Baile
John Baile
Chief Financial Officer