Form 10-Q
period 2008-03-31
CASPIAN SERVICES INC
filed 2008-05-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)       Yes ☐ No ☒

As of May 14, 2008, the registrant had 50,492,061 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share and per share data)
	March 31, 2008	September 30, 2007
ASSETS
Current Assets
Cash	$ 1,323	$ 15,470
Trade accounts receivable, net of allowance of $126 and $126, respectively	12,341	11,504
Trade accounts receivable from related parties	4,309	5,384
Other receivables, net of allowance of $0 and $17, respectively	1,021	5,014
Notes receivable from related parties, current portion	539	661
Inventories	1,206	872
Prepaid taxes	3,294	996
Advances paid	772	862
Prepaid expenses and other current assets	1,530	1,089
Total Current Assets	26,335	41,852
Vessels, equipment and property, net	63,994	45,481
Drydocking costs, net	757	1,233
Goodwill	3,302	3,295
Intangible assets, net	237	259
Long-term receivables, net of current portion	-	175
Total Assets	$ 94,625	$ 92,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 6,238	$ 5,073
Accounts payable to related parties	2,265	1,357
Accrued expenses	1,771	1,830
Accrued taxes	844	2,262
Deferred revenue	843	103
Notes payable - related parties	663	223
Notes payable	-	680
Total Current Liabilities	12,624	11,528
Long-Term Deferred income tax liability	2,172	1,843
Total Liabilities	14,796	13,371
Minority Interests in Consolidated Subsidiaries	3,716	3,733
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,492,061 shares issued and outstanding	50	50
Additional paid-in capital	63,231	63,049
Retained earnings	8,870	8,638
Accumulated other comprehensive income	3,962	3,454
Total Shareholders’ Equity	76,113	75,191
Total Liabilities and Shareholders' Equity	$ 94,625	$ 92,295

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2008	2007	2008	2007

Revenues
Vessel revenues	$ 4,933	$ 1,807	$ 13,326	$ 7,384
Geophysical service revenues	6,080	3,651	13,006	16,572
Product sales	276	322	690	650
Total Revenues	11,289	5,780	27,022	24,606

Operating Expenses
Vessel operating costs	4,503	2,180	10,627	6,453
Cost of geophysical service revenues	2,251	2,151	5,380	7,723
Cost of product sold	121	213	354	432
Depreciation and amortization of dry-dock costs	2,260	1,342	4,273	3,189
General and administrative expense	2,814	3,421	6,437	6,955
Total Costs and Operating Expenses	11,949	9,307	27,071	24,752
Loss from Operations	(660)	(3,527)	(49)	(146)

Other Income (Expense)
Interest expense	(104)	(65)	(116)	(117)
Foreign currency exchange gain (loss)	251	(9)	231	32
Interest income	36	72	101	81
Other non-operating income (net)	122	3,368	1,439	3,761
Net Other Income	305	3,366	1,655	3,757

Income (Loss) Before Income Tax and Minority Interest	(355)	(161)	1,606	3,611
Provision for income tax	(591)	(113)	(1,364)	(2,116)
Minority interest in (income) loss of consolidated subsidiaries	329	297	(10)	334
Net Income (Loss)	$ (617)	$ 23	$ 232	$ 1,829
Basic Income (Loss) Per Common Share	$ (0.01)	$ 0.00	$ 0.00	$ 0.04
Diluted Income (Loss) Per Common Share	$ (0.01)	$ 0.00	$ 0.00	$ 0.04
Basic Weighted Average Common Share Outstanding	50,492,061	42,068,735	50,492,061	42,068,735
Diluted Weighted Average Common Share Outstanding	50,492,061	42,287,485	50,499,184	42,228,399

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 232	$ 1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of property and equipment	170	112
Depreciation and amortization of drydocking costs	4,273	3,189
Minority interest in income (loss) of consolidated subsidiaries	10	(334)
Foreign currency exchange gain	(231)	(32)
Compensation from issuance of options	181	16
Changes in current assets and liabilities:
Trade accounts receivable	(1,507)	8,746
Trade accounts receivable from related parties	115	2,612
Other receivables	4,749	839
Inventories	(332)	270
Prepaid expenses and other current assets	(2,189)	(2,948)
Accounts payable and accrued expenses	374	(4,712)
Accounts payable to related parties	1,467	(1,786)
Accrued income taxes	(130)	(1,355)
Deferred revenue	740	(3,605)
Net cash provided by operating activities	$ 7,922	$ 2,841

Cash flows from investing activities:
Purchase of intangible assets	(2)	(40)
Collections on related party notes receivable	124	-
Proceeds from sale of property and equipment	2	24
Payments to purchase vessels, equipment and property	(22,079)	(5,476)
Net cash used in investing activities	$ (21,955)	$ (5,492)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,298
Proceeds from issuance of short-term debt to related parties	547	-
Proceeds from issuance of notes payable	-	3,488
Principal payments on notes payable - related parties	-	(467)
Principal payments on notes payable	(682)	(2,524)
Net cash provided by (used in) financing activities	$ (135)	$ 2,795
Effect of exchange rate changes on cash	21	(197)
Net change in cash	(14,147)	(53)
Cash at beginning of period	15,470	2,858
Cash at end of period	$ 1,323	$ 2,805

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 349	$ 271
Cash paid for income tax	$ 1,040	$ 1,470

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K filed on January 15, 2008. Operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

In January 2008 Balykshi and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (MOBY), to operate a boat repair and dry-docking services yard located in the Company’s marine base, which is under construction in Bautino Bay. Balykshy owns a 20% interest in the joint venture, which will be accounted for by the equity method.

Nature of Operations — The Company’s business consists of thee major business segments:

Vessel Operations – Vessel Operations consist of a fleet of shallow draft vessels which are chartered to companies performing oil and gas exploration activities in the Kazakh Sector of the North Caspian Sea. The Company’s vessels are referred broadly to as offshore support vessels.

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

For the three months ended March 31, 2008, the Company had 5,915,321 and for the six months ended March 31, 2008, the Company had 5,772,860 options and warrants outstanding that were not included in the computation of diluted income per common share as their effects would be anti-dilutive. At March 31, 2007, the Company had 1,000,000 warrants that were not included in the computation of diluted income per common share as their effects would be anti-dilutive. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at March 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Basic weighted-average common shares outstanding	50,492,061	42,068,735	50,492,061	42,068,735
Dilutive effect of outstanding options/warrants	-	218,750	7,123	159,664
Diluted weighted-average common shares outstanding	50,492,061	42,287,485	50,499,184	42,228,399

Concentrations of Credit Risk — The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work to other contractors. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers are under contract with varying terms and dates during the 2008 calendar year. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and does not have the same concentration of credit risk.

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

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008, with final completion of the base occurring by November 2009.  Anticipated cost to construct the marine base is approximately $71,810.  The Company plans to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $18,645 has already been expended by the Company for the initial feasibility studies, preliminary construction costs and materials. The Company also obtained the land for the project through its acquisition of Balykshi LLP.

During the six months ended March 31, 2008, the Company incurred construction costs of $8,585 .

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

Notes Payable to Related Parties	March 31, 2008	September 30, 2007
Loan from Caspian Geo Consulting at 0% due May 2008	$ 116	$ 223
Loan from officer at 12% due August 2008	506	-
Loan from officer at 12% due August 2008	41	-
Total Notes Payable to Related Parties	$ 663	$ 223

NOTE 4 – STOCK BASED COMPENSATION PLANS

The Company accounts for issuances of stock-based compensation to employees under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During the six months ended March 31, 2008, the Company granted stock options to employees to purchase 261,480 shares of common stock, with a weighted average exercise price of $2.64 per share.  The options vest at the rate of 33.3% each year over three years beginning one year from the date granted.  The options had a grant date fair value of $655 or $2.50 per share as calculated using the Black-Scholes option pricing model.

The following are the weighted-average assumptions used for options granted during the six months ended March 31, 2008:

Expected dividend yield	-
Risk-free interest rate	2.68%
Expected volatility	125.08%
Expected life	8 years
Weighted average fair value per share	$2.50

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents the anticipated cash dividend over the expected life of the stock options.

Compensation expense charged against income for stock based awards during the three and six months ended March 31, 2008 was $107 and $181, as compared to $8 and $16 for the three and six months ended March 31, 2007, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of March 31, 2008 and changes during the six months ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 31, 2008	1,153,735	$3.07
Granted	261,478	2.64
Outstanding at March 31, 2008	1,415,213	2.99	6.7	$ -

Exercisable at March 31, 2008	1,051,245	$ 3.02	6.3	$ -

The intrinsic value is based on a March 31, 2008 closing price of the Company’s common stock of $2.25 per share.

As of March 31, 2008, there was approximately $776 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.8 years.

NOTE 5— COMPREHENSIVE INCOME

Total comprehensive income (loss) for the three and six months ended March 31, 2008 was ($554) and $740, respectively. Total comprehensive income for the three and six months ended March 31, 2007 was $2,384 and $2,294, respectively. Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of the foreign currency translation adjustments.

NOTE 6— COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments – In August 2007, TatArka entered into a purchase agreement with a third party to acquire drilling equipment for approximately $860. As of March 31, 2008, total advances paid on that agreement were $416. The contractual shipping date of equipment is June 30, 2008.

During 2007, the Company entered into an agreement to purchase a barge and its upgrade for approximately $4,600. As of March 31, 2008, a total of $800 remained outstanding on this commitment, which represents transportation costs to get the barge to the Caspian Sea. In connection with the purchase of this barge, the Company has provided a performance bond in the amount of approximately $1,100 for the period of six months. This is to guarantee that the vessel will be ready and properly refitted when the customer requires it.

As discussed in Note 1, in January 2008 Balykshi and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (MOBY), to operate a boat repair and dry-docking services yard located in the Company’s marine base which is under construction in Bautino Bay. Balykshi owns a 20% interest in the joint venture. The Company is to capitalize its 20% interest by making an $890 equity contribution. As of March 31, 2008, the Company has contributed $227 towards its equity contribution. The remaining $663 equity contribution is to be made prior to the November 2009 anticipated completion of the marine base.

Legal Proceedings — During the first fiscal quarter 2008 we were involved in a judicial appeal in Kazakhstan as a result of the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan challenging the claims of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO under various contracts dating back to 2002. Based on the lower court’s decision issued in October 2007 the initial claimed VAT of $0.6 million was decreased to $0.2 million. At the request of Agip KCO we appealed this ruling. We lost on that appeal. Agip KCO has acknowledged to us in writing that under the terms of our contracts with Agip KCO that it is obliged to pay the customs VAT. In November 2007 the lower court issued a second decision where it upheld the initial imposition of $0.1 million in VAT penalties related to the Agip KCO contract. We also appealed this decision and lost. Throughout these matters, Agip KCO has paid our legal expenses. We have incurred no legal or court fees in connection with this matter.

In February 2008 we paid the claimed VAT and related penalties, which totaled $0.3 million. In accordance with AGIP reimbursement procedures we paid the judgments to the Republic of Kazakhstan before submitting our request for reimbursement to AGIP. During the second fiscal quarter we submitted an indemnification request to AGIP and expect to be reimbursed for the full amount paid. Until such time as reimbursement is received, we have accrued $0.3 million toward the payments made for VAT and related penalties.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2008 and 2007, the Company paid entities which have owners in common $1,198 and $518, respectively, for corporate travel, car rental and visa support.

The Company paid an entity under common management, (KazakhstanCaspiShelf (“KCS”)), $3,074 and $2,995 during the six months ended March 31, 2008 and 2007, respectively, for vessel rental. In this instance, the Company was acting as an intermediary between KCS and the KCS customer. The Company managed the contract, collected and forwarded revenues and was paid a commission by the KCS customer. The Company is only collecting on behalf of KCS and immediately remits the funds, so it shows no revenue or expenses, other than commission income.

The Company recognized $1,342 and $869 of other income during the six months ended March 31, 2008 and 2007 respectively from KCS for the rental of idle seismic vessels. Also the Company recognized $98 and $0 of income from the sale of fixed assets to KCS during the six months ended March 31, 2008 and 2007, respectively.

The Company recognized $5,691 and $3,627 of vessel revenue during the six months ended March 31, 2008 and 2007, respectively from Veritas Caspian, a 50% joint venture of KMG.

Related party's Name	Description	March 31, 2008	September 30, 2007

KazakhstanCaspiShelf	Seismic services and sale of equipment	$ 2,002	$ 2,716
Veritas Caspian	Vessel rental and cost reimbursment	1,351	2,369
Caspian Geo Consulting Services	Advance paid	776	187
Others	Services provided	180	112
TOTAL		$ 4,309	$ 5,384

Accounts payable due to related parties consist of the following:

Related party's Name	Description	March 31, 2008	September 30, 2007

Nico International	Vessel repair services	$ 1,447	$ -
Help LLP	Transportation and legal services	512	874
Officers	Payroll and travel	294	387
Master Company	Transportation services	-	12
Others	Services received	12	84
TOTAL		$ 2,265	$ 1,357

NOTE 8 – SEGMENT INFORMATION

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Revenues
Vessel Operations	$4,933	$2,637	$13,326	$8,796
Geophysical Services	6,080	3,792	13,006	16,805
Infrastructure Development	278	323	716	656
Less Intersegment Revenues	(2)	(972)	(26)	(1,651)
Total Revenues	$11,289	$5,780	$27,022	$24,606

Depreciation
Vessel Operations	$(899)	$(325)	$(1,591)	$(668)
Geophysical Services	(1,252)	(909)	(2,464)	(1,915)
Infrastructure Development	(107)	(106)	(212)	(604)
Corporate Administration	(2)	(2)	(6)	(2)
Total Depreciation	$(2,260)	$(1,342)	$(4,273)	$(3,189)

Interest Expense
Vessel Operations	$(24)	$-	$(23)	$(2)
Geophysical Services	(75)	(31)	(86)	(80)
Infrastructure Development	(5)	(34)	(7)	(35)
Interest Expense	$(104)	$(65)	$(116)	$(117)

Income (Loss) Before Income Tax and Minority Interest
Vessel Operations	$(870)	$(2,587)	$(807)	$(2,483)
Geophysical Services	972	(384)	3,310	4,211
Infrastructure Development	(146)	2,747	(250)	2,123
Corporate Administration	(311)	63	(647)	(240)
Income (Loss) Before Income Tax and Minority Interest	$(355)	$(161)	$1,606	$3,611

Provision for Income Tax
Vessel Operations	$(204)	$(60)	$(184)	$(495)
Geophysical Services	(387)	(53)	(1,180)	(1,621)
Infrastructure Development	-	-	-	-
Corporate Administration	-	-	-	-
Provision for Income Tax	$(591)	$(113)	$(1,364)	$(2,116)

Minority Interest
Vessel Operations	$-	$-	$-	$-
Geophysical Services	267	243	(110)	58
Infrastructure Development	62	54	100	276
Minority Interest	$329	$297	$(10)	$334

Segment Income (Loss)
Vessel Operations	$(1,074)	$(2,647)	$(991)	$(2,978)
Geophysical Services	852	(194)	2,020	2,648
Infrastructure Development	(84)	2,801	(150)	2,399
Corporate Administration	(311)	63	(647)	(240)
Net Income (Loss)	$(617)	$23	$232	$1,829

	March 31,	September 30,
	2008	2007
Segment Assets
Vessel Operations	$27,741	$25,140
Geophysical Services	39,207	37,894
Infrastructure Development	27,534	25,461
Corporate Administration	57,239	57,175
Less intersegment investments	(57,096)	(53,375)
Total Assets	$94,625	$92,295

NOTE 9 – SUBSEQUENT EVENTS

In April 2008 the Company entered into two convertible loan agreements with Petrolinvest S.A. (“Petrolinvest”), a company incorporated under the laws of Poland. Under each loan agreement the Company received $2,500 that bears interest at the three month LIBOR rate plus 2%. The total amount received by the Company during April 2008 is $5,000. The loans are to be repaid by the end of July 2008. In accordance with the contract terms, by June 6, 2008, the Company will offer Petrolinvest a private placement of 5,454,545 of the Company’s common shares at price of $2.75 per share. Should Petrolinvest decide to participate in the private placement, Petrolinvest will be allowed to convert the loans, along with all accrued interest as part of the private placement. The funds from the loans were used to help fund marine base development.

In April 2008 the Company borrowed $600 from an individual related through the Company’s management, to increase working capital. The loan bears interest at 13% and is due by September 2008.

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

Recent Developments

We continue with development of the marine base in Bautino Bay.  The anticipated cost to construct the marine base is approximately $71,810. We plan to achieve this funding through a combination of debt financing in the amount of $32,000 and cash equity financing in the amount of $39,810 of which $18,645 has already been expended by us for the initial feasibility studies, preliminary construction costs and materials. We also obtained the land for the project through our acquisition of Balykshi LLP. If additional funds are needed they will be provided from cash flow from our operations and raising of external financing.

Ground-breaking and construction on the marine base commenced during the quarter ended December 31, 2007. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008 with final completion of the base occurring by November 2009.

Business Review

After the reduced activity of the winter season, where from November to April our vessels are usually not engaged in active operations, we experience significantly increased revenues in our third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

During the three and six months ended March 31, 2008, we operated four business segments: Vessel Operations, Geophysical Services, Infrastructure and Corporate Administration. The following discussion and analysis of results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto.

(Stated in thousands)

Summary of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Total revenue during the three months ended March 31, 2008 was $11,289 compared to $5,780 during the three months ended March 31, 2007, an increase of 95%. Vessel revenue improved because of growth in the fleet, increased charter rates and greater utilization. Operating margin was significantly improved during the second quarter 2008 compared to the same quarter 2007. Geophysical services revenue increased because we were engaged in several significant contracts during the second fiscal quarter of 2008. The decrease of 14% in infrastructure revenue is mainly due to one of our larger customers for bottled water switching suppliers. However, as a percentage, this reduction has limited impact on total revenue.

Total operating expenses increased by $2,642 or 28% to $11,949 in the three months ended March 31, 2008 compared to the same period ended March 31, 2007. This increase was due to higher activity of our seismic division and vessel operations.

During the second fiscal quarter 2008, loss from operations was $660 compared to a loss of $3,527 during the same quarter of 2007. Net loss during the three months ended March 31, 2008 was $617 compared to net income $23 during the same period of 2007.

Vessel Operations

During the second fiscal quarter 2008 revenue from vessel operations of $4,933, showed a 173% increase compared to the same quarter of 2007.  This is explained by higher vessel utilization rates and more vessels being in active operations during the three months ended March 31, 2008 compared to the same quarter 2007. All of our vessels are contracted through the end of the current fiscal year, so we continue to expect strong revenue.

During the three months ended March 31, 2008, vessel operating costs increased by $2,323 or 107%, compared to the three months ended March 31, 2007.  This was primarily due to increased payroll costs resulting from the increased number of vessels in our fleet, high demand for crews on the Caspian Sea and increased transportation costs associated with our need to transport more crew members during the fiscal quarter ended March 31, 2008.

During the second fiscal quarter our vessels are typically confined to port for winter, but we still have fixed costs to cover, such as office expenses. As a result of good weather conditions, we were able to commence operations earlier in 2008 than 2007. This allowed us more operating days in the current fiscal quarter than in the second fiscal quarter 2007 which, combined with more vessels and better charter rates, led to improved operating margins from negative (21)% to positive 9%.

The vessel division realized a loss of $1,074 in the second quarter 2008, compared to a loss of $2,647 for the same quarter 2007.

Geophysical Services

Revenue from geophysical services increased by $2,429 or 67% during the three months ended March 31, 2008 compared to the same three months period ended March 31, 2007. Revenue during the second fiscal quarter 2008 increased due to some significant new non-recurring contracts.

Operating costs only increased by $100, or 5%, during the three months ended March 31, 2008 compared to the same period ended March 31, 2007. We realized higher operating margins on the contracts performed in the second quarter 2008 compared to the second quarter 2007. The better operating margins in the second quarter of 2008 were due to more contracts being performed than in the previous year, allowing fixed costs to be easily covered.

We expect revenues from geophysical services during our 2008 fiscal year will be comparable or slightly lower than revenues realized during our 2007 fiscal year. This is because 2007 was an exceptionally good year, where we were able to fully utilize our crews during periods which are usually sluggish.

Infrastructure

Revenue from infrastructure, which was primarily attributable to sales of desalinized water, decreased 14% during the three months ended March 31, 2008 compared to the same three month period ended March 31, 2007. Costs related to infrastructure decreased by 43%. This was caused mainly by lower sales volume since July 2007, when a major customer decided to switch to a new supplier.

Much like our vessel operations, our water desalinization operations are seasonal. Demand for our products, and correspondingly, revenue and costs of products sold decrease during the winter and increase during the work season, which typically begins during our third fiscal quarter. We expect increases in demand for our products, revenue and costs of products sold during 2008. We do not, however, expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform current repairs of the desalinization plant.

Corporate Administration

During the quarter ended March 31, 2008 net loss from corporate administration was $311 compared to net income of $63 during the quarter ended March 31, 2007. During the second fiscal quarter 2007, we realized a small amount of income related to interest made on lending excess cash deposits. We did not engage in lending activities during the second fiscal quarter 2008 and we do not expect to engage in lending in the future. Similarly, we do not expect our corporate administration segment to realize revenue in future periods. In addition to the fact that we realized no revenue to offset expenses during the second fiscal quarter 2008, the change in net results from net income in the 2007 quarter to net loss in the 2008 quarter is attributable to growth in general and administrative expenses caused by increased payroll and employee related costs.

Consolidated Results

General and Administrative Expenses

General and administrative expense decreased by $607 for the quarter ended March 31, 2008, compared to the same period ended March 31, 2007. The 2007 figure was higher mainly due to tax penalties of $500 charged in the second quarter. Later, in the fourth quarter 2007 that balance was significantly reduced based on a court decision reducing those penalties. In addition in 2007 we incurred repair cost of rented office space. We believe we currently have sufficient staffing to meet our business needs and expect to add additional personnel only to the extent that we expand into new operations such as construction of the marine base.

Depreciation

Depreciation expense increased by $918 or 68% to $2,260 during the second fiscal quarter 2008 compared to the same quarter 2007. This was mainly caused by significant additions to our fleet made during fiscal 2007 and 2008. In addition, major drydocking costs were incurred in the second quarter of 2007, leading to increased depreciation expense in the second quarter of 2008. We plan additional investment in the production capacity of our vessel and seismic divisions in the current fiscal year, which should lead to higher depreciation expenses in upcoming fiscal quarters.

Exchange Gain (Loss)

During the second fiscal quarter 2008 we realized exchange income of $251 compared to an exchange loss during the second fiscal quarter 2007 of $9. During the second fiscal quarter 2008, we had a larger number of vessel charter contracts denominated in Euros and benefited from the strength of the Euro.

Other

During the three months ended March 31, 2008 we realized other income of $122 compared to other income during the three months ended March 31, 2007 of $3,368. The difference is primarily attributable to the $3,000 gain we realized on the sale of our interest in Bautino Development Company, LLC (Bautino) during the second fiscal quarter 2007. We do not expect significant changes in other income in future quarters.

Provision for Income Tax

During the three months ended March 31, 2008 our provision for income tax increased by $478 to $591 compared to the same quarter 2007. This increase is mainly the result of increased activity from seismic operations during the quarter.

Six months ended March 31, 2008 compared to the six months ended March 31, 2007

Total revenue during the six months ended March 31, 2008 was $27,022 compared to $24,606 during the six months ended March 31, 2007, an increase of 10%. Vessel revenue improved because of growth in the fleet, increased charter rates and greater utilization. Operating margin was stable during the second quarter 2008 compared to the same quarter 2007. Geophysical services revenue decreased because we were engaged in several significant contracts during the first fiscal quarter 2007, which resulted in abnormally high revenue during the first six months of 2007. Infrastructure revenue improved but, as a percentage of total revenues had limited impact on total revenue.

Total operating expenses increased by $2,319 or 9% to $27,071 during the six months ended March 31, 2008 compared to the same period ended March 31, 2007. This increase was mainly due to higher activity of our vessel operations.

During the six months ended March 31, 2008, loss from operations was $49 compared to $146 during the same period of 2007. Net income during the six months ended March 31, 2008 was $232 compared to $1,829 during the same period of 2007. This decrease was primarily attributable to the income received from sale of investments in Bautino during the second quarter 2007.

Vessel Operations

During the six months ended March 31, 2008 revenue from vessel operations of $13,326 increased by 80%.  This is explained by higher vessel utilization rates and more vessels being in active operations during the six months ended March 31, 2008 compared to the same period 2007. All of our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue. Some of our revenues were also attributed to passing on to the customer costs associated with mobilizing new vessels. Re-invoicing these costs increases revenues but does not improve margins.

During the six months ended March 31, 2008 vessel operating costs increased by $4,174 or 65%, compared to the six months ended March 31, 2007.  This was primarily due to increased payroll costs resulting from the increased number of vessels in our fleet, high demand for crews on the Caspian Sea and increased transportation costs associated with our need to transport more crew members during 2008.

Revenue was considerably higher in 2008 as the Company was able to operate for longer than in 2007, with more vessels and at better charter rates. Some of the revenue was attributable to passing on costs to customers (eg, for mobilization of vessels), so had little impact on margins. Overall, the operating margins improved from 13% in 2007 to 20% in 2008.

Vessel operations realized a loss of $991 during the six months ended March 31, 2008 compared to $2,978 during the same period 2007. The loss is typical for the slow winter period and the improvement is significant.

Geophysical Services

Revenue from geophysical services decreased by $3,566 or 22% during the six months ended March 31, 2008 compared to the same period ended March 31, 2007. Revenue during the 2007 period was abnormally high during the tail-end of the season, when demand is typically falling off. We were able to fully utilize crews on two major projects. The reduction in revenue during the first fiscal quarter 2008 was expected and we were able to partially eliminate that by increased revenue during the second fiscal quarter 2008.

Operating costs decreased by $2,343 or 30% during the six months ended March 31, 2008 compared to the same period ended March 31, 2007. This is mainly due to the decreased seismic activity we performed in the first quarter 2008. In addition our decision to perform more work in-house led to increased payroll costs but a reduction of $2,000 in subcontracting costs.

We expect revenues from geophysical services during our 2008 fiscal year will be comparable or slightly lower than revenues realized during our 2007 fiscal year.

Infrastructure

Revenue from infrastructure, which was primarily attributable to sales of desalinized water, increased 6% during the six months ended March 31, 2008 compared to the same period ended March 31, 2007. Revenue includes sales of bottled and unbottled water. Costs decreased by 18%, in line with sales volumes of bottled water, as a major customer switched to another supplier.

We expect increases in demand for our products, revenue and costs of products sold during 2008. We do not, however, expect gross margin from water sales to improve significantly due to additional costs planned by Bauta to perform current repairs of the desalinization plant.

Corporate Administration

During the six months ended March 31, 2008 net loss from corporate administration was $647 compared to $240 during the same period ended March 31, 2007. The increase in net loss during the six months ended March 31, 2008 is mainly attributable to growth in general and administrative expenses caused by increased payroll and employee related costs.

Consolidated Results

General and Administrative Expenses

General and administrative expense decreased by $518 for the six months ended March 31, 2008 compared to the same period ended March 31, 2007. The 2007 figure was higher mainly due to tax penalties of $500 charged in the second quarter. Later, in the fourth quarter 2007 that balance was significantly reduced based on a court decision reducing those penalties. In addition in 2007 we incurred repair cost for rented office space. We believe we currently have sufficient staffing to meet our business needs and expect to add additional personnel only to the extent that we expand into new operations such as construction of the marine base.

Depreciation

Depreciation expense increased by $1,084 or 34% to $4,273 during the six months ended March 31, 2008 compared to the same period ended March 31, 2007. This was mainly the result of significant additions to our fleet during fiscal 2007 and 2008. In addition, major drydocking costs were incurred in the second quarter of 2007 resulting in increased depreciation expense. We plan additional investment in the production capacity of our vessel and seismic divisions in the current fiscal year, which should lead to higher depreciation expenses in upcoming fiscal quarters.

Exchange Gain (Loss)

During the six months ended March 31, 2008 we realized an exchange income of $231 compared to $32 during the same period ended March 31, 2007. During the current fiscal period, we have had a larger number of vessel charter contracts denominated in Euros and have benefitted from the strength of the Euro.

Other

During the six months ended March 31, 2008 we realized other income of $1,439 compared to $3,761 during the same period ended March 31, 2007. This change is primarily attributable to the $3,000 gain we realized on the sale of our interest in Bautino during the second fiscal quarter 2007. During the six months ended March 31, 2008 other income is mainly attributable to rental income of $1,322 realized from our seismic division renting some of its idle equipment to a related party. We do not expect significant changes in the forthcoming quarters.

Provision for Income Tax

During the six months ended March 31, 2008 our provision for income tax decreased by $752 to $1,364 compared to the same period ended March 31, 2007. This decrease is mainly the result of decreased activity and profits from seismic operations during the period. Although vessel operations improved significantly it still did not result in taxable income.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2008 and 2007.

	Period ended March 31,
	2008	2007

Net cash provided by operating activities	$ 7,922	$ 2,841
Net cash used in investing activities	(21,955)	(5,492)
Net cash provided by / (used in) financing activities	(135)	2,795
Effect of exchange rate changes on cash	(21)	(197)
Net Change in Cash	$ (14,147)	$ (53)

Much of the cash inflow from operating activities for the six months to March 31, 2008 was due to collection of other receivables and increase in payables to related parties. In the six months ended March 31, 2007 the inflow was caused by significant collection of trade accounts receivable and accounts receivable from related parties.

We continue to operate profitably and generate cash from our operations. The large cash outflow is due to major capital investments, the most important of which is our marine base.

Financing

During the 2007 fiscal year, Bauta borrowed $26 from a local bank and repaid $11. The notes were collateralized by equipment and inventory, bore interest at 18% and were due by December 2008. During the first quarter of 2008 fiscal year Bauta repaid the remaining $15.

During the year ended September 30, 2007, KMG borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bear interest at 0% and will be repaid by May 2008. KMG repaid $107 and $0 during the first and second fiscal quarter of 2008 respectively.

During the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes are collateralized by equipment and bear interest at 14%. During the first quarter of the 2008 fiscal year TatArka repaid $147. In the second fiscal quarter of 2008 TatArka repaid the last $295.

During the second fiscal quarter of 2008 Caspian Real Estate and Balykshi borrowed $506 and $41 respectively from an officer of the Company. These loans bear interest at 12% and will be repaid by August 2008.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$ 663	$ 663	$ -	$ -	$ -
Loans from Petrolinvest	5,000	5,000
Loan from related party	600	600	-	-	-
Operating Leases – Vessels	1,133	1,133	-	-	-
Operating Leases – Other than vessels	710	710	-	-	-
Total	$ 8,106	$ 8,106	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of March 31, 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. Entities will also have to account for liabilities and the equity parts of convertible debt instruments separately. The FSP applies to convertible debt instruments that can be settled in cash, unless the embedded conversion option has to be accounted for separately as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 ( SFAS No. 133 ), Accounting for Derivative Instruments and Hedging Activities. The Company is evaluating the effect, if any, the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. The Company is does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Revenue Recognition — Vessel revenues are derived from time charter contracts of our vessels on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate, provided, however, that term contracts often include clauses to recover specific additional costs, and mobilization and demobilization costs.

Geophysical service revenue is recognized when services are rendered with appropriate provision for uncollectible accounts. Direct costs are charged to each contract as incurred along with an allocated amount of indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Receivables — In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, we routinely review our its accounts receivable balances and make adequate provisions for doubtful accounts.

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

Drydocking Costs — Our vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 24 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Foreign Currency Risk

The functional currency for our subsidiary Caspian Services Group Limited is the U.S. dollar. The functional currency for all other subsidiaries is the Kazakh Tenge. To the extent that business transactions in Kazakhstan are denominated in Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. dollar—Kazakh Tenge exchange rate. When the US dollar strengthens in relation to the Kazakh Tenge, the US dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk. We do, however, seek to minimize currency risk through our client contracts, which are denominated in several currencies, including Euros, U.S. dollars and Kazakh Tenge.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2008 we paid the claimed VAT and related penalties, which totaled $0.3 million. In accordance with AGIP reimbursement procedures we paid the judgments to the Republic of Kazakhstan before submitting our request for reimbursement to AGIP. During the second fiscal quarter we submitted an indemnification request to AGIP and expect to be reimbursed for the full amount paid. Until such time as reimbursement is received, we have accrued $0.3 million toward the payments made for VAT and related penalties.

During the second fiscal quarter 2008 we submitted an insurance indemnity claim to our insurance underwriters related to damage to one of our vessels in the amount of $0.4 mln. The claim was partially accepted and paid by the underwriters in the amount of $0.15 mln, and we are resubmitting the claim for the balance. Though we anticipate that the full indemnity will be provided there is a possibility that we will have to enter formal dispute resolution proceedings with underwriters.

Item 1A. Risk Factors

During the quarter ended March 31, 2008 there were no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K filed on January 15, 2008 and Item 1A. of Part II of our Quarterly Report on Form 10-Q filed on February 19, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended, March 31 2008 we granted stock options to purchase shares of our common stock to John Scott, our Chief Operating Officer, Terrance Powell, our Vice President of Investor Relations Arjan Goris, the managing director of our wholly owned subsidiary Caspian Services Group Ltd and John Baile, our Chief Financial Officer pursuant to the terms of their respective employment agreements. Following is additional information regarding the stock option grants.

Name	# of Shares underlying Options	Exercise Price per Share	Expiration Date

John Scott	69,231	$2.60	March 20, 2016
Terrance Powell	64,749	$2.78	January 11, 2016
Arjan Goris	73,230	$2.46	March 1, 2016
John Baile	54,270	$2.76	January 18, 2016

The options granted to Mr. Scott will vest: i) one third on March 20, 2009, ii) one third on March 20, 2010, and iii) the final third on March 20, 2011. The options granted to Mr. Powell vest as follows: i) one third on January 11, 2009, ii) one third on January 11, 2010, and iii) the final third on January 11, 2011. The options granted to Mr. Goris will vest: i) one third on March 1, 2009, ii) one third on March 1, 2010, and iii) the final third on March 1, 2011. The options granted to Mr. Baile vest as follows: i) one third on January 18, 2009, ii) one third on January 18, 2010, and iii) the final third on January 18, 2011.

As Mr. Scott, Mr. Powell, Mr. Goris and Mr. Baile are non-U.S. persons residing in Kazakhstan, these options were granted pursuant to Regulation S under the Securities Act.

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

CASPIAN SERVICES, INC.

Date:	May 15, 2008	By:	/s/ Laird Garrard
Laird Garrard
Chief Executive Officer

Date:	May 15, 2008	By:	/s/ John Baile
John Baile
Chief Financial Officer