Form 10-Q
period 2008-06-30
CASPIAN SERVICES INC
filed 2008-08-14
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                            Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                                                                                                     Yes ☐ No ☒

As of August 11, 2008, the registrant had 51,168,985 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash	$ 15,605	$ 15,470
Trade accounts receivable, net of allowance of $126 and $126, respectively	13,266	8,692
Trade accounts receivable from related parties	10,721	8,196
Other receivables, net of allowance of $0 and $17, respectively	1,175	5,014
Notes receivable from related parties, current portion	124	661
Inventories	1,168	872
Prepaid taxes	3,114	996
Advances paid	566	862
Deferred tax assets	559	38
Prepaid expenses and other current assets	1,494	1,051
Total Current Assets	47,792	41,852
Vessels, equipment and property, net	68,189	45,481
Drydocking costs, net	693	1,233
Goodwill	3,300	3,295
Intangible assets, net	224	259
Investments	876	-
Long-term receivables, net of current portion	10	175
Total Assets	$ 121,084	$ 92,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 10,396	$ 5,073
Accounts payable to related parties	2,207	1,357
Accrued expenses	2,808	1,830
Accrued taxes	1,406	2,262
Deferred revenue	1,310	103
Notes payable - related parties	1,251	223
Notes payable	5,000	680
Total Current Liabilities	24,378	11,528
Long-Term Liabilities
Long-term debt - net of current portion	15,032	-
Long-term deferred income tax liability	1,912	1,843
Total Long-Term Liabilities	16,944	1,843
Total Liabilities	41,322	13,371
Minority Interests in Consolidated Subsidiaries	3,487	3,733
Shareholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,830,523 and 50,492,061 shares issued and outstanding, respectively	51	50
Additional paid-in capital	63,981	63,049
Retained earnings	8,823	8,638
Accumulated other comprehensive income	3,420	3,454
Total Shareholders’ Equity	76,275	75,191
Total Liabilities and Shareholders' Equity	$ 121,084	$ 92,295

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2008	2007	2008	2007
Revenues
Vessel revenues	$ 11,110	$ 6,639	$ 24,436	$ 14,018
Geophysical service revenues	5,018	7,859	18,024	24,431
Product sales	375	406	1,065	1,056
Total Revenues	16,503	14,904	43,525	39,505

Operating Expenses
Vessel operating costs	8,131	4,284	18,758	10,737
Cost of geophysical service revenues	2,558	3,573	7,938	11,296
Cost of product sold	230	234	585	666
Depreciation and amortization of dry-dock costs	2,292	1,742	6,565	4,931
General and administrative expense	4,129	3,866	10,566	10,821
Total Costs and Operating Expenses	17,340	13,699	44,412	38,451
Income/(Loss) from Operations	(837)	1,205	(887)	1,054

Other Income (Expense)
Interest expense	(119)	(7)	(235)	(124)
Foreign currency exchange gain (loss)	(164)	(35)	67	(3)
Interest income	8	134	109	215
Loss from equity method investees	(4)	-	(4)	-
Other non-operating income (net)	629	46	2,068	3,812
Net Other Income	350	138	2,005	3,900

Income(Loss) Before Income Tax and Minority Interest	(487)	1,343	1,118	4,954
Provision for income tax	116	(1,003)	(1,248)	(3,119)
Minority interest in loss of consolidated subsidiaries	325	180	315	514
Net Income (Loss)	$ (46)	$ 520	$ 185	$ 2,349
Basic Income (Loss) Per Common Share	$ (0.00)	$ 0.01	$ 0.00	$ 0.06
Diluted Income (Loss) Per Common Share	$ (0.00)	$ 0.01	$ 0.00	$ 0.06
Basic Weighted Average Common Shares Outstanding	50,715,223	42,068,735	50,566,448	42,068,735
Diluted Weighted Average Common Shares Outstanding	50,715,223	42,119,368	51,399,207	42,237,710

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 185	$ 2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	182	26
Depreciation and amortization of drydocking costs	6,565	4,931
Minority interest in loss of consolidated subsidiaries	(315)	(514)
Loss in equity method investees	4	-
Foreign currency exchange loss	(67)	3
Stock based compensation	931	24
Changes in current assets and liabilities:
Trade accounts receivable	(5,252)	2,208
Trade accounts receivable from related parties	(3,553)	1,905
Other receivables	4,398	(569)
Inventories	(300)	(93)
Prepaid expenses and other current assets	(2,419)	(1,871)
Accounts payable and accrued expenses	5,820	1,415
Accounts payable to related parties	1,655	(1,238)
Accrued income taxes	(368)	(581)
Deferred revenue	1,208	(3,445)
Net cash provided by operating activities	$ 8,674	$ 4,550

Cash flows from investing activities:
Investment in joint venture	(880)	-
Purchase of intangible assets	(2)	(64)
Collections on related party notes receivable	539	1,100
Proceeds from sale of property and equipment	143	112
Payments to purchase vessels, equipment and property	(28,947)	(10,088)
Net cash used in investing activities	$ (29,147)	$ (8,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,298
Proceeds from issuance of short-term debt to related parties	1,251	-
Proceeds from issuance of notes payable	20,032	2,195
Principal payments on notes payable - related parties	-	(467)
Principal payments on notes payable	(683)	(803)
Net cash provided by financing activities	$ 20,600	$ 3,223
Effect of exchange rate changes on cash	8	(388)
Net change in cash	135	(1,555)
Cash at beginning of period	15,470	2,858
Cash at end of period	$ 15,605	$ 1,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 61	$ 147
Cash paid for income tax	$ 2,074	$ 3,714

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K filed on January 15, 2008. Operating results for the three and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

In January 2008, Balykshi and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (MOBY), to operate a boat repair and dry-docking services yard located in the Company’s marine base, which is under construction in Bautino Bay. Balykshi owns a 20% interest in the joint venture, which is accounted for by the equity method. As of June 30, 2008, the Company had invested $880 in this joint venture and fully financed its share in this joint-venture. The investment in the joint venture of $876 as of June 30, 2008 represents the original investment less the Company’s share of the joint venture’s net loss of $4.

Nature of Operations — The Company’s business consists of three major business segments:

Vessel Operations – Vessel Operations consist of a fleet of shallow draft vessels which are chartered to companies performing oil and gas exploration activities in the Kazakh Sector of the North Caspian Sea. The Company’s vessels are referred to broadly as offshore support vessels.

Vessel revenues are derived from a daily charter rate, mobilization and demobilization fees and a daily meal and accommodation rate. The Company earns this revenue by providing the crew to maintain and upkeep the vessels and by providing accommodations, meals, laundry and other services to the charter company’s personnel on the vessels.

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

Basic and Diluted Income (Loss) Per Common Share – Basic income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares. The Company does not include any potentially issuable shares that are anti-dilutive.

For the three and nine months ended June 30, 2007, the Company had 1,000,000 options not included in the computation of diluted income per common share as the exercise price of the warrants was in excess of the market value of the common stock. For the nine months ended June 30, 2008, the Company had 5,500,108, options and warrants that were not included in the computation of diluted income per common share as the exercise price of the warrants was in excess of the market value of the common stock. For the three months ended June 30, 2008, 5,500,108 options and warrants, 338,462 non-vested restricted shares and 8,339,921 shares related to convertible debt were not included in the computation of diluted income per common share because they would be anti-dilutive due to the period’s loss. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Basic weighted-average common shares outstanding	50,715,223	42,068,735	50,566,448	42,068,735
Effect of dilutive securities and convertible debt:
Options	n/a	50,633	-	168,975
Non-vested restricted stock grant	n/a	-	74,387	-
Convertible debt	n/a	-	758,372	-
Diluted weighted-average common shares outstanding	50,715,223	42,119,368	51,399,207	42,237,710

Concentrations of Credit Risk – The Caspian Sea offshore operations are contracted primarily with Agip KCO and service providers to Agip KCO. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work to other contractors. Loss of these customers could have a material negative effect on the Company. Vessel charter services provided to these customers are under contract with varying terms and dates during the 2008 calendar year. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and does not have the same concentration of credit risk.

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

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. The reclassifications had no effect on net income.

Recent Accounting Pronouncements – In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises , applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which are effective on July 1, 2008. The Company does not expect the adoption of FAS 163 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. Entities will also have to account for liabilities and the equity parts of convertible debt instruments separately. The FSP applies to convertible debt instruments that can be settled in cash, unless the embedded conversion option has to be accounted for separately as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 ( SFAS No. 133 ), Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the adoption of FSP APB No. 14-1 to have a material impact on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements. The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement. Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in Owners’ Equity (Deficit), the minority interest in net loss would be included in consolidated net loss in the consolidated statement of operations, and the footnotes would include expanded disclosure regarding the ownership interests of the Company and of the noncontrolling interests.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its consolidated financial statements.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of the marine base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008, with final completion of the base occurring by November 2009.  Anticipated cost to construct the marine base is approximately $71,810.  The Company plans to achieve this funding through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with European Bank For Reconstruction and Development (EBRD) under which EBRD has agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. The remaining $29,810 of construction costs is to be contributed by the Company. Funding of the EBRD debt and equity financing is contingent on the Company contributing its portion of the construction costs. By June 30, 2008, the Company had contributed $24,504 and no amounts have been drawn on the EBRD debt or equity financing.

During the nine months ended June 30, 2008, the Company incurred construction costs of $20,684.

NOTE 3 – NOTES PAYABLE

At June 20, 2008 the Company borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at a price of $2.30 per share. The loan bears interest at a rate of 13.0% per annum, the term of the loan is 36 months.

During the quarter ended June 30, 2008, the Company borrowed $5,000 from Petrolinvest S.A. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at the three-month LIBOR rate plus 2% per annum. Although the loan matured in July 2008, Petrolinvest has indicated that they agree to postpone the repayment of the loan. Nevertheless, the Company has an intention to repay the loan during the fourth quarter 2008.

Notes payable to related parties consist of the following:

Notes Payable to Related Parties	June 30, 2008	September 30, 2007
Loan at 13% due September 2008	$ 600	$ -
Loan at 12% due August 2008	551	-
Loan at 8% due December 2008	100	-
Loan at 0% due May 2008	-	223
Total Notes Payable to Related Parties	$ 1,251	$ 223

NOTE 4 – STOCK BASED COMPENSATION PLANS

The Company accounts for issuances of stock-based compensation to employees under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During the third fiscal quarter ended June 30, 2008, the Caspian Services, Inc. 2008 Equity Incentive Plan (“Compensation Plan”) was adopted by the Company’s Board of Directors. The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.

Pursuant to the Compensation Plan, restricted stock grants were made to selected officers in consideration of forfeiture of all stock options granted under employment agreements to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008. As a result, 469,772 stock options were forfeited and grants of 156,590 restricted shares, with an aggregate value of $391 were issued as consideration for the forfeited options. The Company also issued the same selected officers and directors an additional 164,167 restricted shares valued at $410 in connection with employment agreements. Also, during the quarter the board awarded 356,167 shares of restricted stock pursuant to the Compensation Plan to a number of key employees. The restricted stock was valued at $891.

The restricted stock grants vest 50% on the grant date, 25% on the first anniversary of the grant date, and the remaining 25% will vest on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

The Company recognized as an expense the difference of the fair value of the restricted shares and the expense already taken on the unvested options. Compensation expense charged against income for stock based awards during the three and nine months ended June 30, 2008 was $569 and $931, as compared to $8 and $24 for the three and nine months ended June 30, 2007, and is included in general and administrative expense in the accompanying financial statements.

Based on a market price of $2.50 per share as at May 1, 2008 (the date of grant), the total value of shares issued is as follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value

Non-vested at September 30, 2007	-	-
Stock Granted	676,924	$2.50
Stock Vested	(338,462)	$2.50
Stock Forfeited	-	-
Non-vested at June 30, 2008	338,462	$2.50

The value of the non-vested stock under the plan at June 30, 2008 is $829,232. As of June 30, 2008 unamortized deferred compensation was equal to $742 and will be amortized over the weighted average remaining term of 1.5 years.

At June 30, 2008, the Company had 1,000,000 options outstanding that were fully vested. These options expire from September 2009 through September 2015.

NOTE 5— COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and nine months ended June 30, 2008 was $(587) and $154, respectively. Total comprehensive income for the three and nine months ended June 30, 2007 was $1,038 and $3,332, respectively. Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of foreign currency translation adjustments.

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

Purchase Commitments – In August 2007, TatArka entered into a purchase agreement with a third party to acquire drilling equipment for approximately $860. As of June 30, 2008, total advances paid on that agreement were $414. The contractual shipping date of equipment is October 31, 2008.

Legal Proceedings — During the first fiscal quarter 2008 we were involved in a judicial appeal in Kazakhstan as a result of the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan challenging the claims of a number of Agip KCO contractors, including the Company, to an exemption from customs VAT for certain goods provided to Agip KCO under various contracts dating back to 2002. Based on the lower court’s decision issued in October 2007 the initial claimed VAT of $600 was decreased to $200. At the request of Agip KCO we appealed this ruling. We lost on that appeal. Agip KCO has acknowledged to us in writing that under the terms of our contracts with Agip KCO that it is obliged to pay the customs VAT. In November 2007 the lower court issued a second decision where it upheld the initial imposition of $100 in VAT penalties related to the Agip KCO contract. We also appealed this decision and lost. Throughout these matters, Agip KCO has paid our legal expenses. We have incurred no legal or court fees in connection with this matter.

In February 2008 we paid the claimed VAT and related penalties, which totaled $300. In accordance with AGIP reimbursement procedures we paid the judgments to the Republic of Kazakhstan before submitting our request for reimbursement to AGIP. We submitted an indemnification request to AGIP and expect to be reimbursed for the full amount paid. Until such time as reimbursement is received, we have accrued $300 toward the payments made for VAT and related penalties.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2008 and 2007, the Company paid entities which have owners in common $2,017 and $715, respectively, for corporate travel, car rental and visa support.

The Company recognized $1,342 and $869 of other income during the nine months ended June 30, 2008 and 2007 respectively from KazakhstanCaspiShelf (KCS) for the rental of craft boats and idle seismic equipment. Also, the Company recognized $98 and $5 of income from the sale of fixed assets to KCS during the nine months ended June 30, 2008 and 2007, respectively.

The Company recognized $11,236 and $6,069 of vessel revenue during the nine months ended June 30, 2008 and 2007, respectively from Veritas Caspian, a 50% joint venture of KMG.

During the nine months ended June 30, 2008 and 2007 the Company recognized $2,026 and $0 of seismic revenue respectively from Bolz LLP, a company related through common ownership.

The Company recognized $950 and $12 of vessel upgrade and repair expenditures during the nine months ended June 30, 2008 and 2007 respectively from Nico International, a company related through interest in MOBY joint venture.

Accounts receivable from related parties consist of the following:

Related Party's Name	Description	June 30, 2008	September 30, 2007

Veritas Caspian	Vessel rental and cost reimbursement	$ 4,796	$ 2,369
Bolz LLP	Seismic services	4,450	2,812
KazakhstanCaspiShelf	Seismic services and sale of equipment	730	2,716
Caspian Geo Consulting Services	Advance paid	639	187
Others	Services provided	106	112
TOTAL		$ 10,721	$ 8,196

Accounts payable due to related parties consist of the following:

Related Party's Name	Description	June 30, 2008	September 30, 2007

Nico International	Vessel repair services	$ 1,644	$ -
Officers	Payroll and travel	289	387
Help LLP	Transportation and legal services	87	874
Master Company	Transportation services	-	12
Others	Services received	187	84
TOTAL		$ 2,207	$ 1,357

NOTE 8 – SEGMENT INFORMATION

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Infrastructure. The vessel operations, geophysical services and infrastructure are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America. Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Vessel Operations	$ 11,266	$ 7,411	$ 24,592	$ 16,202
Geophysical Services	5,053	7,933	18,059	24,738
Infrastructure Development	391	413	1,107	1,069
Total segments	16,710	15,757	43,758	42,009
Corporate revenue	94	-	94	-
Less Intersegment Revenues	(301)	(853)	(327)	(2,504)
Total consolidated	$ 16,503	$ 14,904	$ 43,525	$ 39,505

Depreciation and Amortization
Vessel Operations	$ (867)	$ (556)	$ (2,458)	$ (1,224)
Geophysical Services	(1,317)	(1,063)	(3,781)	(2,978)
Infrastructure Development	(109)	(121)	(321)	(725)
Total segments	(2,293)	(1,740)	(6,560)	(4,927)
Corporate depreciation and amortization	1	(2)	(5)	(4)
Total consolidated	$ (2,292)	$ (1,742)	$ (6,565)	$ (4,931)

Interest expense
Vessel Operations	$ (12)	$ -	$ (35)	$ (2)
Geophysical Services	(7)	(26)	(93)	(106)
Infrastructure Development	(15)	19	(22)	(16)
Total segments	(34)	(7)	(150)	(124)
Corporate interest expense	(85)	-	(85)	-
Total consolidated	$ (119)	$ (7)	$ (235)	$ (124)

Income from Equity Method Investees
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Infrastructure Development	4	-	4	-
Total segments	4	-	4	-
Corporate income (loss)	-	-	-	-
Total consolidated	$ 4	$ -	$ 4	$ -

Income (Loss) Before Income Tax and Minority Interest
Vessel Operations	$ 897	$ (156)	$ 89	$ (2,639)
Geophysical Services	(389)	2,037	2,921	6,248
Infrastructure Development	(117)	(303)	(367)	1,820
Total segments	391	1,578	2,643	5,429
Corporate income (loss)	(878)	(235)	(1,525)	(475)
Total consolidated	$ (487)	$ 1,343	$ 1,118	$ 4,954

Provision for Income Tax
Vessel Operations	$ 61	$ (122)	$ (123)	$ (617)
Geophysical Services	55	(881)	(1,125)	(2,502)
Infrastructure Development	-	-	-	-
Total segments	116	(1,003)	(1,248)	(3,119)
Corporate provision for income tax	-	-	-	-
Total consolidated	$ 116	$ (1,003)	$ (1,248)	$ (3,119)

Minority Interest
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	289	154	179	212
Infrastructure Development	36	26	136	302
Total segments	325	180	315	514
Corporate minority interest	-	-	-	-
Total consolidated	$ 325	$ 180	$ 315	$ 514

Segment Income (Loss)
Vessel Operations	$ 958	$ (278)	$ (34)	$ (3,256)
Geophysical Services	(45)	1,310	1,975	3,958
Infrastructure Development	(81)	(277)	(231)	2,122
Total segments	832	755	1,710	2,824
Corporate loss	(878)	(235)	(1,525)	(475)
Total consolidated	$ (46)	$ 520	$ 185	$ 2,349

			June 30,	September 30,
Segment Assets			2008	2007
Vessel Operations			$ 37,549	$ 25,140
Geophysical Services			39,671	37,894
Infrastructure Development			38,457	25,461
Total segments			115,677	88,495
Corporate assets			77,586	57,175
Less intersegment investments			(72,179)	(53,375)
Total consolidated			$ 121,084	$ 92,295

NOTE 9 – SUBSEQUENT EVENTS

In July 2008 Kazmorgeophysica entered into $3,000 loan agreement with ABN AMRO. The loan bears interest at LIBOR rate plus 6% and is to be repaid by October 2008. The funds from the loan are used to acquire marine seismic equipment.

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

Material Changes in Financial Condition

There were no material changes to the Company’s financial condition. Since the beginning of the fiscal year, we have purchased fixed assets for $28,947 and have financed these with $20,032 of additional debt, $5,000 of which is now current. This debt is convertible to common stock. We are presently arranging a replacement facility for the current portion of our debt.

Material Changes in Results of Operations

Operating results are broadly comparable to last year. An improvement in Vessel Operations has been offset by a slight decline in seismic work. Seismic work is higher margin. The change in sales mix means that, while total sales are up, profit remains at similar levels. The restricted stock grants made under the Company’s new Compensation Plan led to additional costs of $750. In 2007 there was a $3,000 gain on the sale of our hotel interest in Bautino, while in 2008 there have been no exceptional gains or losses. We continue with development of our marine base in Bautino Bay but this is not expected to become operational until 2010.

Recent Developments

The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be completed and functional by November 2008, with final completion of the base occurring by November 2009.  Anticipated cost to construct the marine base is approximately $71,810.  The Company plans to achieve this funding through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with European Bank For Reconstruction and Development (EBRD) under which EBRD has agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. The remaining $29,810 of construction costs is to be contributed by the Company. Funding of the EBRD debt and equity financing is contingent on the Company contributing its portion of the construction costs. By June 30, 2008, the Company had contributed the $29,810 and no amounts have been drawn on the EBRD debt or equity financing.

Business Review

After the reduced activity of the winter season, we experience increased revenues in our third and fourth quarters as the Caspian Sea reopens. We operate three business segments: Vessel Operations, Geophysical Services and Infrastructure. In addition, we have a Corporate Head Office which performs services for these three segments.

Summary of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues increased by 11% to $16,503. This was attributable to improved Vessel Operations. Geophysical Services experienced a slight decline and Infrastructure, primarily a small water desalinization plant, remained comparable to the previous year. Operating costs rose from 54% to 66% of revenues. This was because the revenue increase came from lower margin (higher cost) activities. The upward pressure on costs, notably salaries, was compensated by raising prices. Corporate Administration costs increased due to growth in salary rates, which was partially offset by decreased transportation costs. The change in sales mix resulted in a shift from income from operations of $1,205 during the three months ended June 30, 2007 to a loss from operations of $837 during the three months ended June 30, 2008.

Vessel Operations

Vessel revenues were $4,471, or 67%, higher than the corresponding period of 2007. This was the result of having more vessels, higher charter rates and high utilization of vessels. Revenue also includes some costs which are re-invoiced to the customer for mobilization and demobilization of vessels. Costs passed on in this way do not necessarily generate additional profit. These rechargeable items contributed to the increase in operating costs of $3,847. We also incurred higher labor costs. The high demand for vessels and crews made it necessary to increase salaries significantly. Profit before tax in the period was $897, compared to a loss of $156 in 2007.

Geophysical Services

During the third fiscal quarter of 2008, Geophysical revenues were $2,841, or 36%, lower than in the previous year. This reduction in geophysical revenue was attributable to several factors, including the fact that we experienced exceptionally good results during 2007 combined with some slackening of demand as our local customers found it difficult to obtain the credit necessary for their expansion. We believe this is a short-term trend and feel the long-term outlook is good.

We reduced operating costs during the 2008 quarter, but the fall in revenues led to a pre-tax loss of $(389), compared to a profit of $2,037 in the same quarter of 2007.

Infrastructure

Currently infrastructure relates primarily to a water desalinization plant and Atash marine base. The latter is not yet operational. The effects of infrastructure on the group are currently minimal. Operations were similar to last year and the result was $186 better.

Consolidated Results

General and Administrative Expenses

General and administrative expenses of $4,129 remained fairly stable, increasing less than 7% compared to the three months ended June 30, 2007. Stock based compensation expense was $750 for the three months ended June 30, 2008.

Depreciation and Amortization of Dry-dock Costs

We continue to invest in new assets. As a result depreciation increased by $550, or 32%. The majority of this increase was related to additional ships and equipment in our Vessels division. We have also made substantial capital investment in our marine base but, as this is not yet operational, no depreciation charge has been incurred.

Other

As we finance our expansion through convertible loans and some related party loans, we realized net interest expense of $111 during the three months ended June 30, 2008 compared to net interest income of $127 during the three months ended June 30, 2007.

During the three months ended June 30, 2008 we realized a foreign currency loss of $164 as a result of assets and services purchased in Euros. By comparison during the three months ended June 30, 2007 we realized a foreign currency exchange loss of $35.

Other non-operating income relates to renting some of our seismic equipment to another company. Rental income was higher than in 2007 for two reasons. First, we had more equipment available as a consequence of having fewer seismic contracts. Second, we were able to charge a premium for the rental of our equipment.

Provision for Income Tax

Our tax charge in the current quarter was $1,119 lower than in the comparable quarter 2007. To some extent, this reflects lower income. Another factor is that the Vessels Division is now profitable and is able to absorb tax losses that have been carried forward.

Net Income (Loss)

During the three months ended June 30, 2008 we realized a net loss of $46 compared to net income of $520 during the three months ended June 30, 2007. As noted above, the primary contributing factor to this change from net income to net loss is the shift in sales mix from higher margin geophysical services to lower margin vessel operations. While we realized higher utilization, increased day rates and had more vessels in our fleet during 2008 than during 2007, we also realized lower geophysical services revenue as demand has softened somewhat due to the current credit crunch.

Nine months ended June 30, 2008 compared to the nine months ended June 30, 2007

Revenues of $43,525 were 10% higher than in 2007. Vessel Operations showed significant improvement and offset a decline in Geophysical income. Operating costs rose from 57% to 63% of revenues. This was because the revenue increase came from lower margin (higher cost) activities. The upward pressure on costs, notably salaries, was compensated by raising prices. Corporate Administration costs remained on the same level; however 2008 results were impacted by an increase in the charges for restricted stock grants awarded as we made awards to more key local employees.

Net income of $185 was $2,164 less than in 2007 but, if the $3,000 gain on the sale of our interest in Bautino in 2007 is taken into account, our underlying performance was $836 better.

The fourth quarter is typically our strongest period and all of our vessels are on contract. We also expect demand for seismic work to pick up and remain confident in our 2008 performance.

Vessel Operations

Revenues were $10,418, or 74%, higher than in the first nine months of 2007. This is attributable to two additional vessels, higher chargeout rates and high levels of utilization. All vessels are chartered for the remainder of the year. Some of the revenue is due to costs being passed on to the customer, for mobilization of vessels, and does not necessarily result in additional profit. However, the improvement is significant. In previous years we have spent substantial sums on the infrastructure needed to support our operations on the Caspian Sea. We now have the critical mass of vessels whose contribution more than covers these fixed costs. The division is now profitable.

The high level of activity in the Caspian Sea has increased the demand for crews and we have had to raise salary levels to compete. We see this trend continuing. We are generally protected from high fuel costs as these are passed on to the customer. Overall, we see continuing high demand and believe that increases in our chargeout rates will more than compensate for higher costs.

Geophysical Services

Geophysical results have been good, but not as good as during the first nine months of 2007. This is something we expected and included in our budgets. In the first quarter 2007, we fulfilled two high value contracts which ran through the entire quarter. This was atypical, as activity just before winter is usually fragmented and the weather can make it impractical to install new seismic camps. Utilization in the first quarter of 2008 was more typical and was not as strong as during the first quarter of 2007. Since then, we have detected a slight fall off in activity as our customers struggle to obtain financing for projects in a difficult credit climate. Revenues were $6,407, or 26%, lower than the 2007 year to date figures. Seismic work is high margin and reductions in revenue have a disproportionate effect on profit. We believe these are short-term factors and that the long-term demand for seismic services is very buoyant. We managed to reduce our operating costs but the pre-tax profit of $2,921 was only 47% of the 2007 result. We expect demand to pick up in the fourth quarter, which should lead to improved results.

Infrastructure

Our major infrastructure project is the Atash marine base, which is not yet operational. Work commenced in November 2007. The dredging, breakwater, wharf front and general site area should be completed by November 2008 and final completion is expected late in 2009. The total cost of the project is anticipated to be around $71,810, excluding the cost of land. We have provided our share of the financial contribution and now await the $32,000 loan and $10,000 equity input to be made by EBRD.

As noted above, infrastructure also includes our water desalinization plant, which is relatively small and has little impact on our results. Its revenues and result are at similar levels to 2007. Including minority interest, the after tax loss is $(231).

Consolidated Results

General and Administrative Expenses

Corporate costs in 2008 were $255 lower than in 2007. The reduction in corporate costs was attributable to several factors. In 2007 we accrued $576 for a fine relating to VAT on imports. We expect our customer to reimburse us for this charge but took a prudent view and provided for part of the fine, just in case any items were disputed. There were no disputes and we were able to take this accrual back to profit in 2008.

In 2007 costs increased as we had to provide for charges which had been under-accrued for one of our major service providers. We have now improved our systems and communications with the supplier and no further provisions are required.

In 2008 we realized charges of $750 for restricted stock grants made to 26 officers and key local employees. The grants were awarded in an effort to motivate and retain high quality staff. By comparison we realized charges of $212 for equity awards to employees in 2007.

Depreciation and Amortization of Dry-dock Costs

We continue to invest in new assets. As a result depreciation increased by $1,634, or 33%. The majority of this increase was related to additional ships and equipment in our Vessels division. We have also made substantial capital investment in our marine base but, as this is not yet operational, no depreciation charge has been incurred.

Other

In 2007 we had an exceptional gain of $3,000, through selling our interest in Bautino. We had no such exceptional items in 2008. Our income before tax and minority interest for nine months ended June 30, 2008 and 2007 was $1,118 and $4,954, respectively. If the effect of the exceptional gain during 2007 were excluded, income before tax and minority interest during 2007 would have been $1,954.

As we finance our expansion through convertible loans and some related party loans, we realized net interest expense of $126 during the nine months ended June 30, 2008 compared to net interest income of $91 during the nine months ended June 30, 2007.

We have a number of charter contracts denominated in Euros, helping us to offset our Euro costs and avoid large foreign exchange losses. The exchange gain in the first nine months of 2008 was $67 compared to an exchange loss of $3 during the first nine months 2007.

Other non-operating income relates to renting some of our seismic equipment to another company.

Provision for Income Tax

Our tax charge in the current year was $1,871 lower than in 2007. To some extent, this reflects lower income. Another factor is that the Vessels Division is now profitable and is able to absorb tax losses that have been carried forward.

Net Income (Loss)

For the foregoing reasons, net income during the nine months ended June 30, 2008 was $185, or $2,164 lower than during the nine months ended June 30, 2007.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2008 and 2007.

	Period ended June 30, 2008
	2008	2007

Net cash provided by operating activities	$ 8,674	$ 4,550
Net cash used in investing activities	(29,147)	(8,940)
Net cash provided by financing activities	20,600	3,223
Effect of exchange rate changes on cash	8	(388)

Net Change in Cash	$ 135	$ (1,555)

Much of the cash inflow from operating activities for the nine months to June 30, 2008 was due to collection of other receivables and increase in payables to third parties. We also raised $20 million through issuing convertible debt.

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

In the same period KMG borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bore interest at 0%. KMG repaid $107 and $0 during the first and second fiscal quarter of 2008 respectively. During the third quarter of 2008 fiscal year KMG repaid the remaining $116.

In 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes were collateralized by equipment and bore interest at 14%. During the first quarter of the 2008 fiscal year TatArka repaid $147. In the second fiscal quarter of 2008 TatArka repaid the last $295.

During the second fiscal quarter of 2008 Caspian Real Estate and Balykshi borrowed $500 and $41 respectively from an officer of the Company. These loans bear interest at 12% and will be repaid by August 2008. As of June 30, 2008 CRE accrued $11 of interest.

In the third quarter of fiscal 2008 we borrowed $15,000 from Altima Central Asia. The loan bears interest at 13% and is due in June 2011. The loan has a conversion feature that allows the Lender to convert the loan to common stock of the Company at a price of $2.30 per share.

During the same period we borrowed $5,000 from Petrolinvest S.A. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of our common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at the three-month LIBOR rate plus 2% per annum. Although the loan matured in July 2008, Petrolinvest has indicated that they agree to postpone the repayment of the loan. Nevertheless, we intend to repay the loan during the fourth quarter 2008.

Also, in the third quarter of fiscal 2008 we borrowed $100 from Mars International Worldwide, a company related through common ownership. The loan bears interest at 8% and is due in December 2008.

During the same period 2008 Caspian Services Group Limited borrowed $600 from an individual related to an officer of the Company. The loan bears interest at 13.38% and is due in September 2008.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	2-3 Years	4-5 Years	5 years

Loans from Petrolinvest	$ 5,000	$ 5,000	$ -	$ -	$ -
Loan from Altima	15,000	-	15,000	-	-
Loans from related parties	1,251	1,251	-	-	-
Operating Leases – Vessels	3,833	3,833	-	-	-
Operating Leases – Other than vessels	705	705	-	-	-
Total	$ 25,789	$ 10,789	$ 15,000	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of June 30, 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises , applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which are effective on July 1, 2008. We do not expect the adoption of FAS 163 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. Entities will also have to account for liabilities and the equity parts of convertible debt instruments separately. The FSP applies to convertible debt instruments that can be settled in cash, unless the embedded conversion option has to be accounted for separately as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 ( SFAS No. 133 ), Accounting for Derivative Instruments and Hedging Activities. We are evaluating the effect, if any, the adoption of SFAS 161 to have a material impact on our results of operations or financial condition.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. We do not expect the adoption of SFAS 161 to have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FASB 160 is effective for fiscal years beginning on or after December 15, 2008. FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  We do not anticipate that the adoption of FASB 160 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

Drydocking Costs — Our vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period to the next certification drydocking, generally 24 months. Drydocking costs comprise of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

See Note 6 “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

During the quarter ended June 30, 2008 there were no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K filed on January 15, 2008 and Item 1A. of Part II of our Quarterly Report on Form 10-Q filed on February 19, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During and subsequent to the quarter ended June 30, 2008, pursuant to the Compensation Plan, our Board of Directors approved restricted stock grants in the aggregate amount of 676,924 shares to 26 employees of the Company, including 85,852 shares to John Scott, our Chief Operating Officer and 30,938 shares to John Baile, our Chief Financial Officer. A portion of the shares issued to certain employees we issued in consideration of forfeiture of all stock options to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008.

All of the restricted stock grants were awarded on the same terms and subject to the same vesting requirement and will vest to the grantees as follows: (i) 50% vested upon the date of grant; (ii) an additional 25% will vest on the date of the first anniversary of the date of grant; and (iii) the remaining 25% will vest on the date of the second anniversary of the date of grant. The stock granted is also subject to a six month holding period, during which the shares may not be sold.

The shares representing the restricted stock grants have been issued and are deemed outstanding. All unvested shares will be held in escrow by us for release in accordance with the vesting schedule. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except the right to transfer, assign, pledge, encumber dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to vesting. Vesting of the shares is also contingent upon the grantee’s continued employment with the Company on the respective vesting dates.

Of the 26 grantees, all but one are non-U.S. persons. The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) of the Securities Act of 1933.

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

CASPIAN SERVICES, INC.

Date:	August 14, 2008	By:	/s/ Laird Garrard
Laird Garrard
Chief Executive Officer

Date:	August 14, 2008	By:	/s/ John Baile
John Baile
Chief Financial Officer