Form 10-K
period 2008-09-30
CASPIAN SERVICES INC
filed 2009-01-13
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2008

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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.                                                       ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                      ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was $63,463,043.

As of January 5, 2009, the registrant had 51,135,042 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Forward Looking Statements

Certain statements contained herein including, but not limited to those relating to our negotiations for future charters and work contracts including future potential revenue, future expenses, changes in the composition of our vessel fleet, future growth of our vessel fleet, plans for and development of the marine base, our ability to obtain future governmental approvals, expansion of our operations, future equipment acquisitions, our ability to generate additional work, future demand for oil and gas, future commodity price environment, forecasts of the quantity and recoverability of oil and gas reserves in Kazakhstan and the Kazakhstan sector of the Caspian Sea, managing our asset base, integration of new technology into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipates” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy that involve risk and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.	Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada on July 14, 1998. On February 28, 2002 we entered into an Agreement and Plan of Reorganization whereby we acquired all of the issued and outstanding shares of Caspian Services Group Limited, (“Caspian”) in exchange for 27,089,700 restricted common shares of the Company. Caspian became our wholly owned subsidiary and the Caspian shareholders assumed controlling interest of the Company. The shareholders of both companies approved the Agreement. Since our acquisition of Caspian, we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan.

To enhance the range of oilfield services we provide to our clients, in May 2004 we acquired 100% of the outstanding interests in Tat-Arka LLP (“TatArka”) and a 50% non-controlling interest in Kazmorgeophysica CJSC (“Kazmorgeophysica”). In September 2005 we increased our ownership interest in Kazmorgeophysica to 51% and in September 2008 to 80%. Through TatArka and Kazmorgeophysica, we are able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

In July 2005 the Company’s name was changed from EMPS Corporation to Caspian Services, Inc., to better reflect the nature of our business in providing oilfield services in the Caspian Sea region of western Kazakhstan.

Recent Developments

Unless otherwise indicated by the context, all dollar amounts stated in this Annual Report are presented in thousands.

In 2008 we purchased and mobilized to the Caspian Sea a dedicated shallow water cable laying barge.  This vessel is being contracted out to Saipem SpA as part of their work commitment on the Kashagan field.

Towards the end of the year, we acquired an important new project with CMOC / Shell for development of the Oman Pearls field. The contract is administered by Caspian and the seismic work has been sub-contracted to Veritas-Caspian, our joint venture with CGG Veritas. This contract is not based on day rates but on the number of kilometers of seismic data acquired. The majority of the work for this project will occur during our 2009 fiscal year and will utilize six vessels.

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by April 2009, with final completion of the base occurring by December 2010.  Anticipated cost to construct the marine base is approximately $71,810.  We plan to achieve this funding through a combination of debt and equity financing. In June 2007 Balykshi entered into a series of agreements with European Bank For Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and a $10 million equity investment in the marine base in exchange for a 22% equity interest in our subsidiary Balykshi LLP. The remaining $29,810 of construction costs is to be contributed by CSI to Balykshi. Funding of the EBRD debt and equity financing is contingent on us contributing our portion of the construction costs. By September 30, 2008, we had contributed $33,121. As of September 30, 2008 no amounts had been drawn on the EBRD debt or equity financing. In December 2008 pursuant to the Investment Agreement, we received $10,000 from EBRD in exchange for a 22% interest in Balykshi LLP. The $10,000 will be used to fund marine base construction.

Currently our common stock is traded on the OTC Bulletin Board in the United States under the symbol CSSV.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Caspian Sea. Our business focuses on three principal areas – Offshore Marine Services which are provided by our fleet of vessels; Geophysical Services and Infrastructure Development, including water desalinization. We have three wholly-owned subsidiaries, all of which are British Virgin Island companies, Caspian Services Group Limited, Caspian Geophysics Limited and Caspian Real Estate Limited. Caspian Services Group is responsible for overseeing the offshore marine services provided by our vessel fleet. Caspian Geophysics is responsible for overseeing our geophysical services operations. Caspian Real Estate oversees our infrastructure development efforts. The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity.

Caspian Services, Inc.
100%
100%
100%
Caspian Services Group Limited
Marine Services
Caspian Geophysics Ltd.
Geophysical Services
Caspian Real Estate Ltd.
Infrastructure Development
100%
100%
80%
56%
78%
Caspian Services Group LLP
Marine operations
Tat-Arka LLP
Onshore seismic surveys
Kazmorgeophysica JSC
Offshore geophysical works
Bauta JSC
Desalinization Plant
Balykshi LLP
Real Estate Holdings
50%
20%
Veritas-Caspian LLP
Caspian Sea Seismic Data Bank Project (Joint Venture)
Mangistau Oblast Boat Yard LLP
Boat repair and drydocking services

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

Kazakhstan rests upon a large hydrocarbon basin. The Pre-Caspian and Pre-Salt Basins have hosted several large world-class discoveries including the Tengiz, Karachaganak and Kashagan fields. Many major western oil & gas exploration and production companies and national oil companies operate in Kazakhstan.

Petroleum Industry in Kazakhstan

Kazakhstan is an area of significant investment activity for the international oil and gas industry.  Kazakhstan’s proven reserves rank among the top 20 countries in the world with over 180 producing oil fields. Kazakhstan is estimated to contain between 9 and 40 billion barrels of oil and two trillion proven cubic meters of gas in place. In 2007, oil production was approximately 1.45 million bopd, of which nearly 1.2 million bopd was exported. Production is expected to increase to as much as 3.5 million bopd by 2015.

The entire former Soviet Union region has seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves.  Between 2003 and 2015, approximately 20.6 billion USD is expected to be invested in Kazakhstan’s offshore oil industry. To date, a significant percentage of the investment in Kazakhstan has been focused in the oil, gas and mineral industries. This includes investment in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, the Karachaganak field, with an estimated 2-6 billion barrels of oil and gas condensate reserves and the Kashagan field with 9-13 billion barrels of recoverable reserves.

The oil industry in Kazakhstan has been codified in the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental.  The industry is regulated by the Ministry of Energy and Mineral Resources, which administers all contracts, licenses and investment programs.

Offshore Marine Services Industry

Our fleet customers employ our vessels to provide services to support their oil and gas exploration activities, particularly in connection with seismic work and in the construction of necessary infrastructure to pursue development and production of successful exploration projects. This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel.

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

Vessel Fleet

Our vessel fleet has grown to fifteen specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiary, Caspian Services Group. Of the fifteen vessels in our fleet, we own nine. We operate the other six vessels pursuant to agreement with Actamarine, formerly Rederij Waterweg bv, the Dutch shipping company that owns the vessels.

Our fleet is time chartered to oil and natural gas exploration and production companies working in the Kazakh sector of the Caspian Sea. Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation. Vessel operating expenses are typically our responsibility except that the customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, in most instances we are paid a daily rate of hire. We also provide additional support services for our accommodations vessels.

Listed below are the six vessel classes we operate along with a description of the type of vessels categorized in each class, the services the respective vessels perform and the number of vessels in each class we operate.

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

Anchor Handling Multicats and Support Vessel Tugs.   This is our largest category of vessels, with seven such vessels in our fleet. These vessels are used to tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; setting anchors for positioning and mooring drilling rigs, and are used in a variety of other commercial towing operations, including towing barges, carrying a variety of bulk cargoes and containerized cargo.

Cable Laying Barges.  In 2008 we acquired our own six-point anchoring cable laying barge. These vessels are used to lay down communications infrastructure between offshore drilling islands. These vessels typically do not have their own power source as the cable could be damaged by any propulsion mechanism. Therefore, these vessels are normally assisted by utility vessels, such as anchor handling tugs.

Accommodations Vessels.  We currently have one accommodations barge and one accommodations vessel in our fleet.  These vessels are chartered to customers to provide offshore living quarters to personnel.  These vessels also offer food services, laundry and related services.  One of our vessels also has a heli-deck.  Our accommodations vessels have combined capacity to house up to 123 client personnel and 32 crew members.

Crewboats. Crewboats are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations more quickly than other vessels.  We currently have one crewboat in our fleet.

As future demand and funding justify, we will continue to expand our fleet.  However, there are no assurances that there will be sufficient demand in the market to justify expanding our fleet or the services we can offer.  Similarly, even if there is sufficient demand, there is no guarantee that we will have sufficient funds or be able to obtain sufficient funding to finance such expansion.

As part of our strategic plan, we are developing a marine base in the port of Bautino.  The base will be the home port for the Caspian fleet, as well as a service and mooring facility for other vessel operators.  A feasibility study, including an environmental impact assessment, seabed survey and engineering design works has been approved by the applicable Kazakh regulatory authorities.  Final design and construction approvals for the first phase of works have been received, including earth works, breakwater and dredging. As discussed above, we have arranged debt and equity financing with the EBRD to partially fund the construction costs for the marine base facility. Construction on the site commenced in late November 2007, with site earth works.

During fiscal 2008, 91% of our vessel revenue came from four clients: Saipem – 41%, Veritas-Caspian – 30%, CMOC – 12% and RXT – 8%.

Five of our vessels spent most of fiscal 2008 on contract to Veritas-Caspian. Veritas-Caspian has the exclusive rights from the Ministry of Energy and Mineral Resources of the Republic of Kazakshtan (“MEMR”) to acquire seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. During the fourth quarter 2008 we mobilized these five vessels and one other for the CMOC / Shell contract for the provision of 3D seismic data acquisition and processing services. The contract is administered by Caspian Services, Inc., who provides the vessels, and the seismic work is sub-contracted to Veritas-Caspian.

During fiscal 2008, we also had six vessels on charter to Saipem, SpA for the second season of a minimum two season contract. Saipem has exercised their option to extend the contract into a third year.

For part of fiscal 2008, we also had three vessels on contract to Reservoir Exploration Technology ASA (“RXT”) for a geophysical survey conducted by RXT for Agip Kazakhstan North Caspian Operating Company N.V., (“Agip KCO”) on the Kashagan field.  Agip KCO is the operator of the Kashagan and Kalamkas fields that lie in the northeastern sector of the Caspian Sea.  Agip KCO operates the fields on behalf of a consortium of international oil companies.

With the exception of one supply vessel, for which we are currently analyzing various options, all of our vessels are under contract for the 2009 work season.  We anticipate 100% utilization of our fleet for the full 2009 work season.  Our order book for 2009 includes CMOC, Saipem and Veritas-Caspian.

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

Our competition varies from small regional companies to large international corporations and competition is intense. Currently, we have only one local Kazakh competitor. We also compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, we have developed strong relationships with government authorities and other local companies. Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors.

Geophysical Services

Through our subsidiary Caspian Geophysics we provide onshore, transition zone and marine seismic data acquisition services to independent oil and gas exploration and development companies operating in Kazakhstan and the Caspian Sea and to the national oil company. Geophysical seismic surveys have been the primary tool or method of oil and gas exploration for over fifty years. Geophysical seismic surveying refers to the making, processing and interpreting of measurements of the physical properties of the earth for the purpose of gathering data.

Oil companies utilize geophysical services in the following ways:

•	To identify new areas of potential sources of hydrocarbons termed “reservoirs.”
•	To determine the size and structure of reservoirs.
•	To characterize reservoirs and optimize their development.

The aim of a 2D seismic survey is to provide a series of vertical inline and crossline graphical slices of the earth that are used to identify and determine the size of a hydrocarbon reservoir. A 3D survey, utilizing a very dense grid of data, provides a continuous volume (100% coverage) of high-quality subsurface data. In a 3D survey, both the structural and stratigraphic elements are continuously represented at a resolution not attainable in 2D surveys.

Oil and gas exploration companies typically contract for geophysical services in one of two ways. First, they contract directly with the geophysical service provider. Under this format, once the survey is completed the client owns the data that is recorded. In the industry, this is termed “proprietary” work. Contracts for this type of work are structured in one of two ways. The most widely used are production contracts where the geophysical service provider is paid for the amount of data recorded, usually counted and charged by the number of source points acquired. For any period of time that the service provider is unable to acquire data due to circumstances outside its control, (weather for example), a standby-rate is charged to the client. The other method of contracting is based on time, where the crew can charge the time-rate for any period that the crew is technically capable and available for work.

“Non-proprietary”, “multi-client”, or “speculative” seismic surveys are the second contracting method geophysical service companies may offer. When performing services on this basis, the data is acquired by the geophysical service company for its own account. The geophysical service company then licenses that data to a number of clients. The high cost involved in obtaining geophysical data on a proprietary basis has prompted many clients to license data on a multi-client basis.

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

Caspian Geophysics provides geophysical services through its two subsidiaries: Tat-Arka LLP, a wholly-owned subsidiary; and Kazmorgeophysica, JSC, an 80% owned subsidiary.

Tat-Arka LLP

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

Kazmorgeophysica JSC

We own an 80% controlling interest in Kazmorgeophysica. Kazmorgeophysica provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea. Kazmorgeophysica has held a general state license to conduct geophysical works since May 29, 2002.

In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing. The first modern marine seismic survey in the Kazakhstan sector of the Caspian Sea was conducted between 1994 and 1996. Since that time, only a small number of marine or transition zone surveys have been conducted. We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan. In early 2004, the government of Kazakhstan announced the first round of licensing for new offshore blocks in the Kazakhstan sector of the Caspian Sea. We expect that the release of additional new license blocks will attract significant interest from the international oil and gas community. We also anticipate that a direct result of the release of new license blocks will be a significant increase in demand for marine and transition zone seismic data acquisition services as well as additional demand for our vessel fleet from customers wishing to utilize our vessels for marine seismic data acquisition.

Historically, the complexity of modern marine seismic data collection methods in the environmentally sensitive, shallow waters of the north Caspian Sea, and the associated cost, has meant that only well situated local companies and large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. We believe this trend is changing as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, under the current laws of Kazakhstan, to provide marine seismic services the service provider must meet the country’s local content requirements, either through local ownership or by partnership. The 20% owner of Kazmorgeophysica is 100% owned by Kazakh interests, which satisfies the local content requirement and gives Kazmorgeophysica an advantage over its international competitors.

Kazmorgeophysica currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and three international firms, Westerngeco, CGG Veritas and PGS. As discussed above, in order to satisfy the local content requirements of Kazakhstan, these international firms are required to tender with a local partner.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition services, TatArka and Kazmorgeophysica often contract with each other to provide services for their respective customers.

Kazmorgeophysica owns a 50% equity interest in Veritas-Caspian LLP (“Veritas-Caspian”). Veritas-Caspian contracted with the MEMR in January 2006 to acquire seismic data, on an exclusive basis, over all the open acreage in Kazakhstan’s sector of the Caspian Sea. This project is referred to herein as the “State Geophysical Survey.”

We believe this project is a significant step forward for the Republic of Kazakhstan in its efforts to develop its offshore Caspian Sea hydrocarbon deposits.  During the 2008 work season, work on the State Geophysical Survey continued in the north Caspian. Since 2006, Veritas-Caspian has acquired a total of 3,200 kilometers. This program was temporarily suspended in the fourth quarter of fiscal 2008 as vessels were redeployed on the CMOC / Shell contract.

The combination of existing high quality seismic data packages and licensing rounds has proven very successful in a number of locations around the globe in ensuring maximum revenues from license blocks for the State while providing a transparent and efficient system of tenders for oil companies. As the project moves forward and Veritas-Caspian begins to market the seismic data collected on behalf of the Government of the Republic of Kazakhstan, we will begin to realize revenues generated through the sale of the seismic data we are gathering in connection with the State Geophysical Survey.

Infrastructure Development

Water Desalinization

Bauta JSC

Through our subsidiary Caspian Real Estate Ltd. we own a 56% interest in Bauta JSC (“Bauta”), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies drinking water for sale in bulk and in bottles. Bauta provides bulk water to the local community at cost under an infrastructure agreement with the local government and provides water to oilfield camps in the region. Agip KCO is the largest buyer of bulk water from the plant. Bauta also bottles and sells water in five liter and one-and-a half liter bottles. As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations, are seasonal, with most sales occurring during the work season. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region.

Water Treatment

Pact Caspian Engineering FZC and Pact Engineering KZ LLP

Caspian Real Estate Ltd. owned a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”). Through its wholly-owned subsidiary Pact Engineering KZ LLP (“Pact Engineering”), Pact Caspian marketed and sold in Kazakhstan water and wastewater treatment systems manufactured by Pact Engineering FZC. Pact Caspian was closed in September 2008.

Atash Marine Base

Balykshi LLP

In connection with our plans to build a major marine supply and support base in the port of Bautino, on November 16, 2005, through Caspian Real Estate, we acquired a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino near the Atashi Village. To acquire the real property, Caspian Real Estate acquired a 100% ownership interest in Balykshi LLP (“Balykshi”), the entity in which the property was held by its previous owners. In 2005, we completed an offshore sea bed sampling survey, environmental impact assessment study, preliminary jetty and shore site facility engineering design works and a feasibility study. These studies and surveys were all reviewed and approved by the relevant Kazakh authorities. In 2006, our Environmental and Social Impact Assessment and marine base design received final approval from the Ministry of Environmental Protection of the Republic of Kazakhstan. In November 2007, we received construction approvals for the first phase of works, including earth works, break water and dredging.

Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by April 2009, with final completion of the base occurring by December 2010.  Anticipated cost to construct the marine base is approximately $71,810.  We plan to achieve this funding through a combination of debt and equity financing. In June 2007 Balykshi entered into a series of agreements with EBRD pursuant to which EBRD has agreed to provide $32,000 of debt financing. EBRD also agreed to make a $10,000 equity investment in the marine base in exchange for a 22% equity interest in Balykshi. The remaining $29,810 of construction costs is to be contributed by us to Balykshi. Funding of the EBRD debt and equity financing is contingent on us contributing our portion of the construction costs. As of September 30, 2008, we had contributed $33,121 (more than the full amount required to be contributed) and no amounts had been drawn on the EBRD debt or equity financing. Pursuant to the Investment Agreement, subsequent to the fiscal year end we received a $10,000 equity investment from EBRD in exchange for a 22% equity interest in Balykshi. These funds will be used to finance ongoing marine base construction.

Through the marine base we will offer a range of services, not only to our own fleet, but also to other vessel fleet operators in the region, as well as, to the large multi-national oil companies engaged in exploration in the region.

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

Mangistau Oblast Boat Yard, LLP

Our subsidiary Balykshi and two unrelated third parties formed Mangistau Oblast Boat Yard LLP (“MOBY’) for the purpose of constructing and operating a boat repair and dry-docking services yard to be located within our marine base. Balykshi holds a 20% equity interest in MOBY.

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

Our principal customers are major oil and natural gas exploration, development and production companies or subcontractors of such companies. As noted above, our four largest customers accounted for 91% of our vessel revenues during the fiscal year ended September 30, 2008 and Agip KCO purchases the majority of the water we produce. We consider our operations to be dependent, at least in the short-term, on Agip KCO and Shell and their subcontractors.

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

Employees

The Company and its subsidiaries currently employ approximately 850 full time employees. We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

Under local labor laws, all labor contracts that do not expire or are not terminated before one year are automatically (by law) extended for an undefined period. This makes it more difficult to terminate existing employees. We have managed to maintain low turnover of our work force. With ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of a labor shortage.

We provide voluntary and mandatory offshore training and support qualification growth of our employees. In addition, there are legislative requirements to provide a certain number of local employees per year with formal outside training. We continue to satisfy these local labor market protective measures.

We believe we have satisfactory relations with our employees. To date, neither our operations, nor the operations of any of our subsidiaries, have been interrupted by strikes or work stoppages.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservicesinc.com. In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like Caspian Services.

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

Cost Overruns or Time Delays in Completing Construction of the Marine Base. While we will seek to include penalty provisions in our construction contracts designed to ensure construction of the marine base within our budget and projected timelines, we cannot completely protect ourselves against cost overruns and time delays in the construction process. If the cost overruns or time delays were significant, such could result in us having to seek additional funding, diverting funds from other projects to complete the marine base, or possibly in our being unable to complete the marine base. Moreover, delays in completion of the marine base within the projected timelines could result in material deviations from projected marine base revenues and operating expenses discussed elsewhere in this report. Such delays could impact our projected results of operations and financial condition.

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

Difficulty in Obtaining Credit. The current slowdown in world economic growth makes it more difficult to obtain credit and financing. There are two potential risks: firstly, our customers may not be able to obtain the funds to finance or pay for their projects. This increases the chance of doubtful accounts, particularly from our smaller local customers. We request advance payments when necessary and do not deliver data until invoices have been settled. We are also targeting larger international customers. Secondly, we have to control our own growth and not assume we will find financing as and when necessary. We are therefore taking a prudent view of our cash flows and are giving priority to projects with a high return.

Possibility of Default on Loan Covenants. During fiscal 2008 we entered into several loan facilities and borrowed an aggregate of $30,000. To date, we have complied with the loan covenants and our projections indicate we will continue to do so. However, if are unable to continue to satisfy the conditions of one or more of these loan facilities, this could be deemed an event of default, which could result in the lenders accelerating payment of the loans.  There is no guarantee we would be able to obtain financing to repay the loans in the event the loans are accelerated.

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

Item 1B.    Unresolved Staff Comments

     None.

Item 2.     Properties

                 Our principal executive offices are located at, 29/6 Satpaev Ave, Rakhat Palace Hotel, 9th Floor, Almaty, 050040, Republic of Kazakhstan.  We also maintain executive offices at 257 East 200 South, Suite 340, Salt Lake City, Utah 84111 and an office in Aktau, Kazakhstan.  We lease these spaces.  The office in Almaty is leased for a term ending in March 2010.  The monthly rent is $14,609. The monthly rent for our office in Salt Lake City is $3,854. This lease terminates in February 2009. We are currently negotiating the lease of a smaller office in the same building when our lease expires in February 2009. It is anticipated that the term of the new lease will be two years. Monthly rent is expected to be approximately $1,910. Our office lease in Aktau expired in December 2008 and we have renewed this lease for 2009.  Our current rental rate is about $27,000 per month.

                 As is the norm in locations such as Almaty and Aktau, we rent apartments for the exclusive use of our employees posted there.  We have nine apartments on a revolving annual lease that usually renews each year in January.  Total rent for the eighteen apartments is about $34,000 per month.

                 We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

                  Through Bauta, we own a 56% interest in a water desalinization plant. The Bauta facility consists of production and administrative buildings, two 500 meter capacity de salinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space. The Bauta facility is not subject to any mortgage or lien.

                   As discussed herein, through our subsidiary Balykshi, we own a five hectare parcel of real property. This property forms the basis for our marine base facility and will be expanded, through dredging and land reclamation, to approximately 11 hectares in size upon completion of phase one of the project. The cost of the property has been included in the roughly $33,700 figured disclosed as our investment to date in the marine base facility.

                    In connection with the Loan Agreement between Balykshi and EBRD, during the fourth quarter CSI, and our subsidiaries Caspian Real Estate and Balykshi entered into a Mortgage Agreement, dated August 15, 2008, with EBRD mortgaging this parcel of real property to secure the $32,000 EBRD loan when it funds.

                   We acquire interests in real property to support our operations. We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.      Legal Proceedings

                  We may, from time to time, be a party to ordinary routine litigation incidental to our business.  We are not currently aware of any pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.      Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
                  Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.” The following table presents the high and low bid prices for the fiscal years ended September 30, 2008 and 2007. The published high and low bid quotations were furnished to us by Pink OTC Markets Inc. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. They do not represent actual transactions.

	High	Low

Fiscal year ended September 30, 2008

Fourth quarter	$ 2.20	$ 1.17
Third quarter	$ 2.50	$ 1.90
Second quarter	$ 2.75	$ 2.20
First quarter	$ 3.25	$ 2.30

Fiscal year ended September 30, 2007

Fourth quarter	$ 2.95	$ 2.65
Third quarter	$ 3.60	$ 2.80
Second quarter	$ 4.00	$ 3.10
First quarter	$ 4.50	$ 3.50

Record Holders

As of January 5, 2009 we had approximately 200 shareholders of record holding 51,135,042 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities for Issuance Under Equity Compensation Plans

As of September 30, 2008 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,000,000	$3.00	-0-
Equity compensation plans not approved by security holders	692,333	$4.00	-0-
Total	1,692,333	$3.41	-0-

Our board of directors adopted and our shareholders approved the EMPS Corporation initial 2002 Stock Option Plan (the “Plan”) allowing us to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

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

In May 2008 our board of directors adopted 2008 Equity Incentive Plan (“Compensation Plan”). The goal of the Compensation Plan is to enhance the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.

Pursuant to the Compensation Plan, restricted stock grants were made to selected officers in consideration of forfeiture of all stock options granted under employment agreements to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008. As a result, 469,772 stock options were forfeited and restricted stock grants totaling 156,591 shares, were awarded as consideration for the forfeited options. We also awarded the same selected officers and directors additional restricted stock grants totaling 164,167 shares in connection with their employment agreements. We also awarded 356,167 shares of restricted stock grants pursuant to the Compensation Plan to a number of employees. All such restricted stock grants vest, 50% on the grant date, 25% on the first anniversary of the grant date, and 25% on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

In September 2008 33,944 shares of non-vested restricted stock grants were forfeited due to the resignation of one of the selected officers.

Recent Sales of Unregistered Securities

Except as disclosed in the Current Report of the Company on Form 8-K filed on September 9, 2008, during the quarter ended September 30, 2008 we sold no securities which were not registered under the Securities Act of 1933.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ended September 30, 2008.

Item 6.     Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended September 30, 2008, 2007 and 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the years ended September 30,			For the nine months ended September 30,	For the year ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Vessel revenues	$36,441	$23,685	$14,444	$6,026	$7,441
Geophysical services revenue	34,739	38,896	27,350	11,778	6,161
Product sales	1,446	1,556	1,249	858	960
Total revenues	72,626	64,137	43,043	18,662	14,562
Vessel operating costs	26,409	18,509	13,366	4,258	5,867
Geophysical costs of revenues	16,825	17,228	13,982	4,182	2,661
Cost of product sold	790	898	647	299	327
Depreciation	9,443	6,619	3,330	1,320	1,055
General and administrative	19,587	11,577	10,162	5,520	3,577
Total operating expenses	73,054	54,831	41,487	15,579	13,487
Income from operations	(428)	9,306	1,556	3,083	1,075
Net income (loss)	1,078	9,465	(1,700)	1,351	(195)
Basic income (loss) per common share	0.02	0.22	(0.04)	0.04	(0.01)

Diluted income/(loss) per common share	0.02	0.22	(0.04)	0.04	0.00

	As of September 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Total current assets	$41,136	$37,986	$23,950	$12,536	$7,297
Vessels, equipment and property, net	82,409	49,347	33,064	20,711	12,490

Total assets	130,628	92,295	61,650	38,058	25,198
Total current liabilities	22,711	11,528	17,347	8,146	14,230
Total liabilities	49,768	13,371	18,743	8,146	18,648
Total shareholders’ equity	78,477	75,191	39,616	27,470	4,394

Item 7.     Management’s Discussion and Analysis of Financial Condition andResults of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this annual report.

All dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2008 Summary

In fiscal 2008 we experienced a 13% increase in total revenue as compared to the year ended September 30, 2007. Growth was slower than in previous years as we expected 2008 to be a year of consolidation. During the year we concentrated our efforts on the development of our marine base which will, in turn, allow us to extend the range of services we can offer. We anticipate the marine base will, over time, stimulate significant growth. Our loss from operations during fiscal 2008 was $428, compared to income of $9,306 in the previous year. We realized a net income of $1,078 or $0.02 per share compared to a net income of $9,465 or $0.22 per share during 2007. Revenues and results improved in our vessels division but declined in our geophysical division. These trends were expected.

The vessels division has improved its performance steadily and was profitable during fiscal 2008. We had additional vessels for a full year and all were under charter. Towards the end of the year, we acquired an important new project with CMOC / Shell for development of the Oman Pearls field. This project will continue into 2009.

The geophysical division was unlikely to replicate the outstanding results achieved in 2007. The 2007 results were helped by an unusually strong first quarter, a period when winter weather normally makes it unfeasible to start new projects. During the first quarter 2007, we were able to operate continually. The pattern of fragmented activity returned in the first quarter 2008. There were also a number of operational and commercial difficulties which occurred in the fourth quarter and caused losses which are discussed in more detail below.

We continue with development of the marine base in Bautino Bay. Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by April 2009, with final completion of the base occurring by December 2010. Anticipated cost to construct the marine base is approximately $71,810. We plan to achieve this funding through a combination of debt and equity financing. In June 2007, our subsidiary Balykshi entered into a series of agreements with EBRD under which EBRD has agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi. The remaining $29,810 of construction costs is to be contributed by the Company to Balykshi. Funding of the EBRD debt and equity financing is contingent on the Company contributing its portion of the construction costs. By September 30, 2008, the Company had contributed $33,121 (more than the full amount required to be contributed) and no amounts had been drawn on the EBRD debt. In November 2008, EBRD satisfied its full equity investment of $10,000 in exchange for a 22% interest in Balykshi. These funds will be used for ongoing marine base development.

During the years ended September 30, 2008 and 2007, the Company incurred construction costs of $23,619 and $8,011, respectively.

Comparison of the fiscal year ended September 30, 2008 and September 30, 2007

In fiscal 2008, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements.

	For theYear Ended September 30,
	2008	2007	% change
VESSEL OPERATIONS
Operating Revenue	$ 36,988	$31,881	16%
Pretax Operating Income/(Loss)	397	(732)	-154%

GEOPHYSICAL SERVICES
Operating Revenue	$ 34,739	$39,286	-12%
Pretax Operating Income/(Loss)	2,385	13,878	-83%

INFRASTRUCTURE
Operating Revenue/(Loss)	$ 1,512	$ 1,588	-5%
Pretax Operating Income/(Loss)	(603)	2,529	124%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Income/(Loss)	(855)	(778)	-10%

Revenue

Total revenue for the fiscal year ended September 30, 2008 was $72,626 compared to $64,137 for 2007. This increase was generated by the vessels division, whereas there was a small decline in geophysical revenues.

Vessel revenue of $36,441 in fiscal 2008 was 54% higher than in 2007, due to improved utilization of our fleet, more vessels and increased charter rates. Revenue may have been even greater during the year, but we lost one month’s worth of revenue from six vessels as the vessels were not generating revenue while they were being mobilized to fulfill the CMOC/Shell contract. This lost revenue, however, was partially offset by lump sum payments made upon the signing and start of the contract. The majority of the CMOC/Shell project will take place in 2009, so we anticipate continued good revenues in fiscal 2009.

In fiscal 2008 geophysical service revenue was $34,739 or 11% lower than in 2007. We expected activity to be slightly lower as 2007 was an unusually good year which would be difficult to replicate. Unlike vessels, our geophysical services client base is more dependent on local companies. As a result of the credit crunch and economic slowing, many local companies have had difficulty raising financing to fund exploration. This has depressed their level of activity.

Infrastructure revenue in fiscal 2008 of $1,446 decreased 7% compared to 2007. This relates to the sale of desalinized water in the port of Bautino and is a relatively insignificant figure in our results.

The corporate administration segment of our business refers to some local administration and the administration of our affairs in the United States. It includes marketing services provided by that segment to the other segments of our operations. Corporate administration generated a pretax operating loss of $855 during the fiscal year ended September 30, 2008 compared to a pretax operating loss of $778 during 2007.

Vessel Operations

The exploration and production season in the north Caspian Sea, where our vessels operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations typically decrease during our first fiscal quarter and are at their lowest level during the second fiscal quarter of each fiscal year.

Vessel revenues are affected by utilization and day rates. We experienced an increase in revenue from vessel operations during the 2008 fiscal year, as compared to 2007. This increase was largely attributable to improved vessel utilization rates, an increased number of vessels in our fleet and improving day rates. We mobilized one additional vessel to the Caspian Sea during fiscal 2008. During the third quarter 2008 we also acquired a contract to perform work for CMOC/Shell working in the Oman Pearls field. The contract is administered by Caspian Services Group and the seismic work has been sub-contracted to Veritas-Caspian, our joint venture with CGG Veritas. This contract is not based on day rates but on the number of kilometers acquired. The majority of this project will be undertaken in 2009 and will utilize six vessels. Therefore, we  expect the trend of full utilization and increasing revenue to continue in the upcoming year.

Vessel operating costs of $26,409 during the fiscal year ended September 30, 2008 were 43% higher than in 2007, although strong revenues make the overall margin higher. The main causes for increased operating expense were:

•	Wages – high demand for crews means we have to compete for employees.
•

Fuel – cost per liter increased by over 200% during the 2008 fiscal year. Under our contract with CMOC/Shell we are required to provide fuel, which was purchased in quarter four, when fuel costs were highest.

•	Insurance – two new vessels accounted for $100 and we took on additional coverage for all vessels.
•

Vessel rental – weather conditions allowed for a longer work season in fiscal 2008 as compared to fiscal 2007, as a result we rented vessels for a longer period than in fiscal 2007 and also had to pay the winter standby rate.

•	Repairs – we incurred high costs for the delayed repair of one of our vessels, though these were offset by insurance proceeds, shown in Other Income.
•	Port fees – we incurred additional cost as we mobilized our vessels for the CMOC/Shell project.

Some of our vessel operating costs are attributable to the vessels we operate under our agreement with Actamarine, formerly, Rederij Waterweg. Pursuant to that agreement we pay a day rate to Actamarine for the vessels they own, that we operate. Currently, six of the vessels in our fleet are owned by Actamarine. While our margins are smaller on the Actamarine vessels, we are willing to operate these vessels at a reduced profit margin because it allows us to access to additional Actamarine shallow draft vessels when demand requires, which allows us to quickly meet increased demand without having to incur the significant expense of purchasing additional vessels. Because of the growth of our fleet, and as a result of inflation, we also realized increases in operational costs and costs for general supplies including consumables.

In 2008 we purchased and mobilized to the Caspian Sea a dedicated shallow water cable laying barge. This vessel is being contracted out to Saipem as part of their work commitment on the Kashagan field.

We expect that vessel operating costs will continue to increase in fiscal 2009 because of general inflation in Kazakhstan and the fact that we are now paying for fuel on the CMOC/Shell contract. We expect that, with the contracts now in place for fiscal 2009, we will also realize higher revenue compared to fiscal 2008.

Geophysical Services

Geophysical revenues decreased by 11% to $34,739 compared to the 2007 fiscal year. To a great extent this was expected, as we had unusually high utilization rates in 2007. We also found our customer base being constrained by difficulties in obtaining project financing as a result of economic slowdowns and the global credit crisis. We also realized lower income from operations because TatArka had to make an exceptional bad debt write-off of $4,000 for one customer who appears to have ceased operations. We have retained title to the data acquired and it has been valued at cost, so the net effect is that the contract is shown as breakeven and we have written off the profit of $1,700 taken earlier in the year. It is our intention to either process or market the data ourselves, hopefully recovering the profit.

In addition we reviewed our total provision in the light of existing economic conditions. We provided $1,000 of general provision for doubtful accounts. We believe that all debts shown will be paid but, in view of the difficult credit climate which has been affecting our customers, we feel it is prudent to recognize the additional risk attached to these debts.

TatArka’s operating costs decreased by approximately 5% but revenue, margins and profits, were also lower.

Kazmorgeophysica had a disappointing year with revenues down by 37% to $6,687. This result was partially caused by one contract which had severe operational difficulties. Kazmorgeophysica had chartered a vessel for work in a transition zone on the Caspian Sea, but bad weather made it too difficult to operate in the shallow waters of this zone. Kasmorgeophysica was also using experimental new equipment which did not perform as expected. As a result, the contract took longer than expected to complete, other work could not be taken on and an expected contract profit became a loss. Despite the operational difficulties, Kazmorgeophysica completed the project, complied with all required standards and its employees acquired valuable experience. Owners of licenses in neighboring areas have expressed an interest in working with Kazmorgeophysica in the future.

Despite operational difficulties and the harsh credit climate, we anticipate exploration activities in the Caspian Sea region to increase in fiscal 2009. Costs of providing geophysical services should increase in line with inflation. Unlike our vessel operations, TatArka can provide onshore geophysical research services throughout the year. Because Kazmorgeophysica provides marine and transition zone geophysical services, its operations are more seasonal.

Infrastructure Development

During fiscal 2008, revenue from water desalinization decreased 7% compared to fiscal 2007. Lower operating costs and depreciation resulted in smaller loss than last year. This is a small operation and is relatively insignificant to our overall result.

Corporate Administration

During the fiscal year ended September 30, 2008, net loss from corporate administration was $855 compared to $778 during the fiscal year ended September 30, 2007.

Consolidated Results

General and Administrative Expenses

General and administrative expenses increased $8,010, or 69% during fiscal 2008 compared to the fiscal 2007. A contributing factor to this increase was that we awarded more equity incentive grants during fiscal 2008 as we expanded the number of employees to whom grants were awarded. In addition, salary rates were increased in the first quarter 2008. Our infrastructure is now substantially in place for the expected increase in revenues. Other factors which contributed to the increase in general and administrative expense were the write-off of TatArka’s bad debt and general provision for accounts receivable.

While we anticipate general and administrative expenses for the upcoming year to continue to rise as we continue to expand our operations, we do not expect them to increase significantly.

Interest Expense

Interest expense increased to $460 during fiscal 2008 compared to $130 during fiscal 2007. This was primarily due to our entering two convertible loan facilities for an aggregate of $30,000. We expect interest expense will increase in future periods as we continue using funds under the loan facilities.

Other Income

Our seismic companies were able to rent equipment to third parties and this is the major component of other income. In fiscal 2007, the sale of our interest in Bautino Development Company generated $3,000 of other income but this was a one-time event and explains a large part of the drop in profit before tax.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be undertaken. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2008 and September 30, 2007:

	For the fiscal years ended September 30,
	2008	2007

Net cash provided by operating activities	$ 529	$ 6,723
Net cash used in investing activities	(42,969)	(18,169)
Net cash provided by financing activities	31,407	24,734
Effect of exchange rate changes on cash	24	(676)

Net change in cash	$ (11,009)	$ 12,612

In fiscal 2008 net cash provided by operating activities was $529, compared to net cash provided by operating activities of $6,723 in fiscal 2007. The lower cash flow from operating activities is the result of decreased net income. There were also increases in receivables linked to revenue growth in 2008.

In fiscal 2008 we invested $41,298 in the acquisition of vessels and equipment, land and construction of the marine base, which required additional external financing. These purchases were partially funded by loans from unrelated parties amounting to $31,593.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term Debt	$ 3,986	$ 2,288	$ 1,698	$ -	$ -
Loans from Petrolinvest	5,000	5,000	-	-	-
Loans from Altima Central Asia	15,492	-	15,492	-	-
Loans from Great Circle	7,572	-	-	7,572	-
Loan from related party	600	600	-	-	-
Operating Leases – Vessels	1,894	1,894	-	-	-
Operating Leases – Other than vessels	3,700	3,700	-	-	-
Total	$38,243	$13,482	$17,190	$7,572	$ -

Financing

During the 2007 fiscal year, Bauta borrowed $26 from a local bank and repaid $11. The notes were collateralized by equipment and inventory, bore interest at 18% and were due by December 2007. During the first quarter of 2008 fiscal year Bauta repaid the remaining $15.

In the same period, Kazmorgeophsica borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bore interest at 0% and were fully repaid during 2008. During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At September 30, 2008 the annual interest rate was equal to 9.21%. The note is due in July 2010.

In the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes were collateralized by equipment and bore interest at 14%. During the 2008 fiscal year TatArka repaid the remaining balance of $442. In 2008, TatArka borrowed an additional $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by Kazmorgeophysica and bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At September 30, 2008 the annual interest rate was equal to 9.21%. The note is due July 2009.

During 2008, we borrowed $5,000 from Petrolinvest S.A. The loan had a conversion feature that allowed the Lender to convert the loan amount to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bore interest at the three-month LIBOR rate plus 2% per annum. At September 30, 2008 the annual interest rate was equal to 5.21%. Although the loan matured in July 2008, Petrolinvest agreed to postpone repayment of the loan. The loan was fully repaid in November 2008.

In 2008, we also borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. The loan bears interest at 13% and is due in June 2011. The loan has a conversion feature that allows the Lender to convert the loan to common stock of the Company at a price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded.

In 2008, we entered into a loan agreement with Great Circle Energy Services LLC. to borrow $15,000. As of September 30, 2008 $7,500 of the loan had funded. The residual balance of $7,500 funded in October and November 2008. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

During the 2008 fiscal year, we borrowed $600 from an individual related to an officer of the Company. The loan bears interest at 13.38% and is due in September 2008. Although the loan matured in September 2008, the lender has indicated that he agrees to postpone the repayment of the loan.

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

In May 2008, the FASB issued Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. Entities will also have to account for liabilities and the equity parts of convertible debt instruments separately. The FSP applies to convertible debt instruments that can be settled in cash, unless the embedded conversion option has to be accounted for separately as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 ( SFAS No. 133 ), Accounting for Derivative Instruments and Hedging Activities. The Company is currently evaluating the impact of adopting this standard.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement. Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in Stockholders’ Equity, the minority interest in loss/(gain) would be included in consolidated net loss in the consolidated statement of operations, and the footnotes would include expanded disclosure regarding the ownership interests of the Company and of the noncontrolling interests.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on its consolidated financial statements. The Company is currently evaluating the effect of implementation of SFAS 157.

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

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008, the Company commenced a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract is recognized when services are actually performed.

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Receivables— In the normal course of business, the Company extends credit to its customers on a short-term basis. The principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. For new geophysical services customers, the Company typically requires an advance payment and retains the seismic data generated from these services until payment is made in full. The Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if the Company determines it is likely that receivables will not be fully collected. The Company also may provide a general provision for accounts receivables based on existing economic conditions.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2008, we reviewed our long-lived assets and determined no impairment was necessary.

   Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax bases and attributable to operating loss carry forwards. Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakhstan income tax regulations.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes. Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. No interest or penalties have been accrued as a result of any tax positions taken. In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

A deferred tax liability is not recognized for the following types of temporary differences unless it becomes apparent that those temporary differences will reverse in the foreseeable future:

(a) An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture, that is essentially permanent in duration

(b) Undistributed earnings of a domestic subsidiary or a domestic corporate joint venture that is essentially permanent in duration

(c) “Bad debt reserves” for tax purposes of U.S. savings and loan associations (and other “qualified” thrift lenders)

Drydocking Costs — Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period until the next drydocking, generally 24 months. Drydocking costs are comprised of painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and our board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 was completed, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At September 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the COSO framework. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company	Director Since

Kerry Doyle	61	Chief Executive Officer and President
John Baile	54	Chief Financial Officer
John Scott	40	Chief Operating Officer
Mirgali Kunayev	51	Chairman of the Board of Directors	July 2002
Paul Rapello	43	Director	November 2008
Paul Roberts	52	Director	July 2002
Valery Tolkachev	41	Director	January 2005

The above individuals serve as our executive officers and/or directors. A brief description of their background and business experience follows:

Kerry Doyle, Chief Executive Officer and President. Mr. Doyle has served as the Chief Executive Officer and President of the Company since November 2008. From 2004 to November 2008 Mr. Doyle has served as the President and CEO of Veritas-Caspian, the Company’s joint venture with CGG Veritas (formerly Veritas DGC Ltd.). As the President and CEO of Veritas-Caspian, Mr. Doyle has been responsible for the day-to-day operations of Veritas-Caspian, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not a nominee or director of any other SEC registrant.

John Baile, Chief Financial Officer. Mr Baile joined Caspian Services Inc in January 2007. From 2000 to 2006 he was Asia / Pacific Finance Director for Dogi International Fabrics. Mr. Baile was based in the Philippines where he was responsible for Dogi International factories in the Philippines, China and Thailand. Prior to 2000, Mr. Baile worked in Portugal, France and Morocco. He has a degree in French and Spanish from the University of Liverpool and became a Fellow of the Institute of Chartered Accountants in England and Wales in 1990. Mr. Baile is not a director or nominee in any SEC registrant.

John Scott, Chief Operating Officer. Prior to joining the Company in 2006, Mr. Scott had been employed with WesternGeco, a subsidiary of Schlumberger Ltd., since 2000. From 2000-2003 he served as the Operations Manager for WesternGeco in Kazakhstan, where he oversaw operations in Kazakhstan, Turkmenistan and Azerbijan. From 2003 to 2005 he served as the WesternGeco Marine Business Development Manager for the Greater Caspian Region. From 2005-2006. Mr. Scott was a Marine Business Development Manager for WesternGeco for the Middle East and North Africa. Mr. Scott graduated from the University of East London with a Bachelor of Science degree in Surveying and Mapping Services in 1992. Mr. Scott is not a director or nominee in any SEC registrant.

Mirgali Kunayev, Chairman of the Board of Directors. Mr. Kunayev served as Chief Executive Officer and President of the Company from July of 2002 through May of 2005. Mr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Mr. Kunayev’s primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Mr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Mr. Kunayev served as President of International Geophysics, Ltd., during which we was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Mr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia and he has been an Academician of the Russian Academy of Natural Science since April of 2006. Mr. Kunayev is not a director or nominee in any other SEC registrant.

Paul Rapello, Director. Mr. Rapello is a partner in Great Circle Capital LLC, an emerging market private equity investment firm specializing in infrastructure, transportation, and related services businesses. Mr. Rapello co-found Great Circle Capital in 2002. Mr. Rapello received a B.A. degree in Economics from Georgetown University in 1987. He earned an M.B.A. with an emphasis in Finance from Columbia University in 1990. Mr. Rapello is not a nominee or director of any other SEC registrant.

Paul A. Roberts, Director. Mr. Roberts has a technical and managerial background with over 28 years experience in the oil & gas exploration industry, the last 11 years of which have been focused in Kazakhstan and the Central Asian region. His career in the industry has taken him to some of the most challenging regions in the world, including Southeast and Central Asia, China, West and Central Africa, and Australia. He has been involved in the Company since its inception in 2001. He is also Managing Director of Caspian Real Estate Ltd. and Director of Balykshi LLP. Mr. Roberts is not a director or nominee in any other SEC registrant.

Valery Tolkachev, Director. Since August, 2008 Mr. Tolkachev has been employed with Russky Slaviansky Bank in Moscow, Russia, where he serves as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in various positions with various employers including UniCreditAton, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev is a director of BMB Munai, Inc., and Bekem Metals, Inc., both SEC registrants.

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

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. As the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter. Given the fact that the OTCBB does not require us to have a nominating committee, the board of directors has determined that it is in the Company’s best interest to have the full board of directors participate in the consideration of director nominees. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The board will review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates.

The full board of directors will consider director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

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

Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and persons who are beneficial owners of more than 10% of our common stock are required to file reports of their holdings and transactions in our common stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon the review of these filings, or upon written representations from these persons, we believe that, during the fiscal year ended September 30, 2008, all our directors, executive officers, and 10% beneficial owners complied with the applicable Section 16(a) filing requirements, except that John Baile, our Chief Financial Officer and Mirgali Kunayev, a director, each filed Form 4s for one transaction, one day late, John Scott, our Chief Operating Officer filed Form 4s for two transactions, each one day late, and Great Circle Energy Services and Altima Central Asia Master Fund Ltd., each filed one Form 3 late.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at http://www.caspianservicesinc.com. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 257 East 200 South, Suite 340, Salt Lake City, Utah 84111.

Item 11. Executive Compensation

Unless specifically stated otherwise in this Item 11, all compensation amounts stated in this Item 11 are as stated, rather than being stated in thousands.

Compensation Discussion and Analysis

We do not have a standing compensation committee, rather our Chief Executive Officer (“CEO”) evaluates officer and employee compensation issues subject to the approval of our board of directors. Our CEO makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors.

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

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we determine subjectively, on a case-by-case basis, the appropriate level and mix of the various compensation components. Similarly, we do not rely on benchmarking against our competitors in making compensation related decisions. In the past, however, we have hired executive recruiters as needed to help locate and identify suitable candidates for hire. In this context we typically discuss compensation packages with the recruiter to structure compensation packages we believe will be attractive to prospective executive employees.

Named Executive Officers

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive and non-executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office

Laird Garrard	Former Chief Executive Officer and President, Caspian Services, Inc.(1)
John Baile	Chief Financial Officer, Caspian Services, Inc.
John Scott	Chief Operating Officer, Caspian Services, Inc.
Terrance Powell	Vice President Investor Relations, Caspian Services, Inc.
Mirgali Kunayev	Chairman of Board of Directors, Caspian Services, Inc.
Paul Roberts	Director, Caspian Services, Inc., Managing Director, Caspian Real Estate Ltd. and Director, Balykshi LLP

(1)	On November 15, 2008 Mr. Garrard resigned as CEO and President of Caspian Services, Inc.

Employment Agreements

We maintain employment agreements with each of the named executive officers. The employment agreements we have with Laird Garrard, Mirgali Kunayev and Paul Roberts is the standard statutorily required employment agreement for all employees in the Republic of Kazakhstan. These employment agreements are limited in their terms and primarily provides for base salary, payment of income and social taxes and pension fund obligations.

We maintain more detailed employment contracts with John Baile, John Scott, and Terrance Powell. As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries for our named executive officers typically have been set in our offer letter to the individual at the outset of employment. Under the terms of these employment agreements base salary and other components of compensation may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

During fiscal 2008 the board of directors increased John Scott’s base monthly salary from $15,000 to $20,000. The board of directors did not increase the base salaries of any of the other named executive officers. Instead, as they did in fiscal 2007, the CEO and board of directors elected to rely upon other components of compensation, such as cash bonuses and discretionary equity awards to motivate and reward executives for significant contributions to the Company. Subsequent to the end of our 2008 fiscal year, our CEO and board of directors reviewed base salaries and decided not to raise the base salaries of any of the named executive officers at the current time. Electing instead to continue its practice of relying upon other components of compensation to motivate and reward its executives. This determination, however, does not preclude the board of directors from re-evaluating executive salaries and considering salary increases during fiscal 2009.

Cash bonuses

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures, which have typically been developed by our board of directors, are given the greatest weight in this bonus analysis.

During fiscal 2008 our board of directors awarded a cash bonus of $18,034 to Mr. Kunayev. He has been significantly involved in the operations of TatArka and Kazmorgeophysica. None of the other named executive officers were awarded cash bonuses during fiscal 2008.

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. In May 2008 our board of directors adopted the 2008 Equity Incentive Plan (“Compensation Plan”). The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities. We believe that equity grants provide our executives and key employees with a direct link to our long-term performance, create an ownership culture and align the interests of our executives, key employees and our stockholders.

The employment agreements of Mr. Baile, Mr. Scott and Mr. Powell provide that following one year of employment with the Company, each of these individuals is entitled to a mandatory grant of stock options on December 31st each year. At its sole discretion, the Company may award restricted stock grants in lieu of stock options. The number of options to be granted annually is to be equal to the amount of the named executive officer’s annual base salary divided by the average bid price of our common stock for the five trading days immediately preceding the anniversary date of the named executive’s date of employment with the Company. The exercise price of the options will also be equal to the average bid price of our common stock for the five trading days immediately preceding the grant date. The options will vest over three years, with vesting beginning one year after the grant date. The options vest as follows: i) 33% on the one year anniversary of the grant date; ii) 34% on the two year anniversary of the grant date; and iii) the final 33% on the three year anniversary of the grant date. The options become exercisable as they vest and are exercisable for a period of five years following vesting of the full grant amount. We believe the vesting feature furthers our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

In the future we may also make discretionary equity awards to our executive officers and key employees. In determining the size of equity grants, our board of directors will consider company-level performance, the applicable individual’s performance, the amount of equity previously awarded to the individual, the vesting of such awards and the recommendations of management.

Grants of discretionary equity awards, including those to executive officers and key employees, are approved by our board of directors and generally are granted based on the fair market value of our common stock. In the past, vesting of discretionary equity awards has varied from periods ranging from one to three years.

During the second quarter of fiscal 2008 we issued stock options to purchase shares of our common stock to certain named executive officers pursuant to their employment agreements as follows:

Name	# of Shares underlying Options	Exercise Price per Share	Expiration Date

John Scott	69,231	$2.60	March 20, 2016
Terrance Powell	64,749	$2.78	January 11, 2016
John Baile	54,270	$2.76	January 18, 2016

In June 2008, the above named executive officers agreed to cancel the above listed stock options and to forfeit any stock options to which they may have been entitled under their respective employment agreements, whether issued or not, vested or not vested through March 31, 2008 in exchange for restricted stock grants as follows:

Name	Restricted Stock Granted

John Scott	85,852
John Baile	30,938
Terrance Powell	67,412

These restricted stock grants are subject to the following vesting schedule: i) 50% vested on the grant date; ii) 25% will vest upon the first year anniversary of the grant date; and iii) 25% will vest upon the second year anniversary of the grant date.

Benefits and other compensation.

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

The employment contracts of Mr. Baile and Mr. Scott provide for a housing allowance of up to $5,000 per month, subject to adjustment to reflect inflation in the local housing market. Under their employment contracts Mr. Baile, Mr. Scott and Mr. Powell are entitled to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs. Such benefit plans may include medical, health and dental care, life insurance, disability protection and retirement plans. Their employment agreements provide that they are eligible, at the discretion of the board of directors, to receive performance bonuses. The employment agreements of Mr. Baile, Mr. Scott and Mr. Powell provide for 30 days vacation, including a vacation travel entitlement, in accordance with the vacation policies of the Company, as well as paid holidays and other paid leave set forth in the Company’s policies. There is usually no accrual of vacation days and holidays but exceptions can be made at the Company’s discretion. Their agreements also provide for a one-time relocation allowance. The agreements of Mr. Baile, Mr. Scott and Mr. Powell also provide for educational assistance for dependent children up to age 21.

Under all of our employment agreements we agree to pay all income and social taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments. This does not include the officer’s home base income or other taxes in the case of expatriates.

Income tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers. The income tax rate for individuals in Kazakhstan is currently 10%.

Social tax

We make payments of mandatory Kazakhstani social taxes, which typically range between 10% and 13% of an employee’s wages. These costs are recorded in the period when they are incurred and presented as salary-related tax expense on the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during 2008 we were required to pay approximately $670 per month into a pension fund for Mr. Kunayev, Mr. Garrard and Mr. Roberts, who are our only named executive officers holding permanent residence in Kazakhstan. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for Mr. Kunayev, Mr. Garrard, Mr. Roberts or any of the other named officers. We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated officers, who we refer to collectively as our “named executive officers.”

Name and		Salary(1)	Bonus	Stock Awards	Option Awards	All Other Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

Laird Garrard	2008	162,000	-	-	-	49,790	211,790
CEO and President(3)	2007	162,000	-	-	-	49,056	211,056

John Baile	2008	150,000	-	50,751		100,983	301,734
CFO	2007	107,258	-	-	-	37,323	144,581

John Scott	2008	210,000	-	89,116		114,888	414,004
COO	2007	180,000	70,000	-	51,716(4)	93,418	395,134

Terrance Powell	2008	180,000	-	39,913	-	93,356	313,269
VP Investor Relations	2007	180,000	30,000	-	70,669(4)	49,048	329,717

Mirgali Kunayev	2008	168,000	18,034	-	-	64,606	250,640
Chairman of the Board of	2007	168,000	19,182	-	-	39,830	227,012
Directors

Paul Roberts	2008	162,000	-	-	-	55,814	217,814
Director	2007	162,000	-	-	-	43,081	205,081

(1)	Annual salary is net of all taxes and dues required under the applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.

(2)	For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation for Fiscal 2008” table below.

(3)	On November 15, 2008 Mr, Garrard resigned as CEO and President of Caspian Services, Inc.

(4)

During the year ended September 30, 2007 the Company issued 153,735 options to certain employees in accordance with their respective employment agreements. These options have a weighted average exercise price of $3.51, vest over a three years, and expire eight years from the date of issuance. The options have a fair value of $3.36 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.0%, risk free interest rate of 4.57% and expected lives of 8.0 years. As discussed herein, these options were later canceled in exchange for restricted stock grants.

All Other Compensation

     The table below provides additional information regarding “all other compensation” awarded to the named executive officers during fiscal 2008 as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Educational	Paid Time Off
Name						Assistance	Cash Out

Laird Garrard	$21,088	$13,440	$7,265	$7,997	-	-	-
John Baile	$15,847	$9,365	$3,771	-	$72,000	-	-
John Scott	$33,196	$18,560	$4,731		$58,400
Terrance Powell	$25,684	$14,792	$7,545	-	-	$45,335	-
Mirgali Kunayev	$26,510	$16,053	-	$7,997	-	-	$14,047
Paul Roberts	$25,069	$16,272	$6,476	$7,997	-	-	-

Annual Base Salary

     The following table discloses the annual salary set forth in the employment agreement of each of the individual named executive officers.

Name	Annual Salary(1)

Laird Garrard	$162,000
John Baile	$150,000
John Scott	$240,000
Terrance Powell	$180,000
Mirgali Kunayev	$168,000
Paul Roberts	$162,000

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

Termination of Employment Agreements

The employment agreements of Mr. Garrard, Mr. Kunayev and Mr. Roberts may be terminated in accordance with applicable Kazakhstani law. The employment agreements of Mr. Baile, Mr. Scott and Mr. Powell may be terminated: i) involuntarily; ii) for cause; iii) voluntarily; or iv) upon a change in control.

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

“Voluntary termination” means termination of employment that is voluntary on the part of the named executive officer but is due to:

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

Upon termination of employment the Company may be required to make payments to Mr. Baile, Mr. Scott and Mr. Powell as disclosed in “Potential Payments upon Termination or Change in Control” below.

Potential Payments upon Termination or Change in Control

              Under our employment agreements with Mr. Baile and Mr. Powell, each would be entitled to severance benefits:

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

Each of Mr. Baile and Mr. Powell would not be eligible for the severance benefits if:

(a) his employment is terminated for cause; or

(b) he resigns, except for reasons detailed under voluntary termination.

             If Mr. Baile, or Mr. Powell becomes eligible for severance benefits, we will pay him the following compensation and benefits:

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

          Under our employment agreement with Mr. Scott, he would be entitled to severance benefits:

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

Mr. Scott would not be eligible for the severance benefits if:

(a) his employment is terminated for cause; or

(b) he resigns, except for reasons detailed under voluntary termination.

             If Mr. Scott becomes eligible for severance benefits, we will pay him the following compensation and benefits:

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

Grants of Plan-Based Awards Table for Fiscal Year 2008

Name	Constructive Grant Date(1)	Actual Grant Date	Number of shares (#)	Base Price of Awards ($/Sh) (2)	Grant Date Fair Value of Stock Awards

John Scott	03/20/2008	07/23/2008	67,943	2.50	169,858 (1)
John Baile	01/18//2008	07/23/2008	30,938	2.50	77,345 (1)
Terrance Powell	01/11/2008	07/23/2008	51,152	2.50	127,880 (1)

(1)      During the year we had the obligation to make a mandatory stock option grants to  Mr. Scott, Mr. Baile and Mr. Powell on the anniversary of the date of the employment agreement. Due to delays, the grants were not actually made until June 23, 2008.

(2)      See the discussion of assumptions made in valuing these awards in note 8 to our  consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

                As discussed above, pursuant to the Compensation Plan adopted during the fiscal 2008, stock options were awarded to certain of the named executive officers. During 2008, those same named executive officers subsequently agreed to forfeit all stock options granted under their respective employment agreements to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008 in exchange for restricted stock grants. As a result, 435,828 stock options were forfeited and restricted stock grants totaling 122,647 shares were awarded as consideration for the forfeited options. The Company also awarded the named executive officers additional restricted stock grants totaling 130,223 shares in connection with their employment agreements.

                The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2008.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Mirgali Kunayev	110,000	-	-	3.00	08/01/2015
Laird Garrard	220,000	-	-	3.00	08/01/2015
Paul Roberts	110,000	-	-	3.00	08/01/2015

                 The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2008.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unites or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John Scott	-	-	29,519	73,798(1)
John Baile	-	-	10,638	26,595(1)
Terrance Powell	-	-	23,178	57,945(1)

(1)      See the discussion of assumptions made in valuing these awards in note 8 to our consolidated financial statements.

Option Exercises and Stock Vested

                 During the 2008 fiscal year none of the named executive officers exercised options. The following table sets forth information regarding the restricted shares vested as of September 30, 2008:

Name	Restricted Stock Vested

John Scott	42,926
John Baile	15,469
Terrance Powel	33,706
Arjan Goris	33,945

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

Director Fees

                 Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $25,000 stipend per year, plus travel expenses.

Equity Compensation

     We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

     The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mirgali Kunayev	-	-	-	-	-	250,640(1)	250,640
Paul Roberts						217,814(1)	217,814
James Passin	-(2)	-	-	-	-	-	-
Valery Tolkachev	-(2)	-	-	-	-	-	-

(1)    For details regarding compensation paid to Mr. Kunayev and Mr. Roberts please see “Summary Compensation Table” and “All Other Compensation” above.

(2)  As non-employee directors, Mr. Passin and Mr. Tolkachev were entitled to receive director fees for the 2008 fiscal year. Mr. Passin and Mr. Tolkachev, however, elected not to take director fees for the 2008 fiscal year.

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
Paul Rapello
Paul Roberts
Valery Tolkachev

Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters

                  The following table sets forth as of January 5, 2009 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 51,135,042 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Altima Central Asia Master Fund Ltd.	6,972,365(2)	11.9
	Queensgate House
	South Church Street
	Georgetown
	Grand Cayman GT1234

Common	John Baile(3)	30,938(4)	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Kerry Doyle(3)	0	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Firebird Management LLC(5)	8,186,108	15.6
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Laird Garrard(6)	2,661,624	5.2
	Suite 408
	Old Brompton Road
	South Kennsington, London, UK SW7 3DQ

Common	Great Circle Energy Services LLC	6,744,961(7)	11.7
	One Atlantic Street
	Stamford, Connecticut 06901

Common	Mirgali Kunayev(3) (8)	13,497,399	26.2
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Mars International Worldwide, Inc. (8)	2,830,642	5.5
	135 Gornaya Street
	Almaty, Kazakhstan 050020

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Petroleum Group Services Limited(5)	10,555,757	20.6
	P.O. Box 544
	14 Britannia Place, Bath Street
	St. Helier, Jersey, Channel Islands
	JE2 4SU, United Kingdom

Common	Paul Rapello(3)	6,744,961(7)	11.7
	One Atlantic Street
	Stamford, Connecticut 06901

Common	Paul Roberts(3) (9)	2,551,624	4.9
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	John Scott(3) (10)	85,852	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Valery Tolkachev(3) (11)	25,000	*
	14 Donskaya St., Bldg 2
	Moscow, Russia 117049

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.5
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

Officers, Directors and Nominees
as a Group: (7 persons)		22,935,774	44.5

* Less than 1%.

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights, options and/or warrants.

(2) These shares are not currently issued or outstanding. The shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share. The number of shares issuable upon conversion will increase over time as interest accrues The convertible debt is owned directly by Altima Central Asia Master Fund Limited (the “Master Fund”), and may be deemed to be beneficially owned by Altima Central Asia Fund Limited (the “Feeder Fund”), a controlling shareholder of the Master Fund; Altima Partners LLP (the “Adviser”), the investment adviser to the Master Fund and the Feeder Fund; Mark Donegan, Malcolm Goddard, Edmund Limerick and Alexander Schwarzkopf as partners of the Adviser; and Edmund Limerick and Alexander Schwarzkopf, the portfolio managers for the Master Fund.

(3) Mr. Baile, Mr. Kerry and Mr. Scott are executive officers of the Company. Mr. Kunayev, Mr. Rapello, Mr. Roberts and Mr. Tolkachev are directors of the Company.

(4) Mr. Baile’s employment agreement provides for annual mandatory and discretionary equity awards. Of the above listed shares, one half vested on June 27, 2008, one quarter will vest on June 27, 2009, and the final one quarter will vest on June 27, 2010.

(5) Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 2,119,720 shares of common ctock (including an aggregate of 305,555 shares of Common Stock issuable upon the exercise of warrants held by such fund); (ii) FGS Advisers , LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 3,649,444 shares of Common Stock (including an aggregate of 736,111 shares of common stock issuable upon the exercise of warrants held by such fund); (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 444,444 shares of common stock (including an aggregate of 111,111 shares of common stock issuable upon the exercise of warrants held by such fund); and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,900,000 shares of common stock (including an aggregate of 125,000 shares issuable upon the exercise of warrants held by such Fund),, and Firebird New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock. As investment advisors to the above listed funds (the “Funds”), each of Avrora Advisors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares has investment power and voting power with respect to the common stock reported by them. Mr. Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity.

(6) The shares attributed to Mr. Garrard include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 220,000 additional shares of common stock.

(7) These shares are not currently issued or outstanding. The shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share. The number of shares issuable upon conversion will increase over time as interest accrues. The convertible debt is held directly by Great Circle Energy Services LLC. (“GCES”). All such shares are beneficially owned by GCES as the lender and may be deemed to be beneficially owned by GCF Holdings LLC (as the sole member of GCES), The Great Circle Fund LP (as the sole member of GCF Holdings LLC), Great Circle Capital LLC (as the general partner of The Great Circle Fund LP and the manager of GCES), and Paul Rapello and Hew Crooks (in their positions as partners of Great Circle Capital LLC). Each of GCF Holdings LLC, The Great Circle Fund LP, Great Circle Capital LLC, Paul Rapello and Hew Crooks disclaims beneficial ownership.

(8) Mr. Kunayev owns no shares in his own name. Mr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock. The shares attributed to Mr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 10,555,757 shares held of record by Petroleum Group Services Limited, (“PGSL”) 2,608,420 shares held of record by Mars International Worldwide, Inc. (“Mars”) and an immediately exercisable warrant to purchase 222,222 shares of our common stock held by Mars. Mr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL. Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars.

(9) The shares attributed to Mr. Roberts include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 110,000 additional shares of common stock..

(10) Mr. Scott’s employment agreement with the Company provides for annual mandatory and discretionary equity awards. Of the above listed shares, 50% vested on the date of grant, 25% will vest on June 27, 2009 and the balance will vest on June 27, 2010.

(11) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

     During the years ended September 30, 2008 and 2007 we recognized revenue $2,029 and $2,837, respectively for seismic works we performed for Bolz LLP. Mirgali Kunayev, the chairman of our board of directors, has an indirect interest in Bolz LLP.

     During the years ended September 30, 2008 and 2007 we recognized revenue of $0 and $359, respectively for geological services we performed for Erkin Oil. Mr. Kunayev has an indirect interest in Erkin Oil.

     During the years ended September 30, 2008 and 2007 we paid an entity under common management (KazakhstanCaspiShelf) $1,389 and $3,000 for vessel and equipment rental, seismic services and purchase of assets respectively. We also recognized $0 and $107 of vessel revenues, $1,657 and $5,267 of revenue from performed seismic works, sale of materials and equipment rental during 2008 and 2007 respectively, from the same entity. In September 2008, we purchased additional shares of KMG for $2,900 from KazakhstanCaspiShelf. Mr.Kunayev is a 15% interest holder in KCS.

     In July 2007, TatArka loaned KazakhstanCaspiShelf $661. The loan did not bear interest and was repaid during 2008. During November and December 2007 TatArka loaned $500 to KazakhstanCaspiShelf. As of September 30, 2008 the balance due was $125. The loan bears interest at 0% and was initially due in December 2007. The loan is currently due on demand.. We are currently negotiating a new maturity date.

     During the years ended September 30, 2008 and 2007 Caspian Geo-Consulting Services, LLP provided marketing services to KMG for $0 and $140, respectively, and performed interpretation of seismic data to KMG and TatArka for $89 and $43, respectively. During the year ended September 30, 2007 KMG also borrowed $223 from Caspian Geo-Consulting Services. The note bore interest at 0% and was fully repaid during 2008. Mr. Kunayev owns an indirect interest in Caspian Geo-Consulting.

     During the years ended September 30, 2008 and 2007 the aggregate value of Mr. Kunayev’s interest in all of the aforementioned transactions in each of 2008 and 2007 was less than $120.

     In May 2008 the Company borrowed $600 from an individual related to Laird Garrard, our prior Chief Executive Officer and President. The loan bears interest at 13.38% and is due in September 2008. Although the loan matured in September 2008, the lender has indicated that he agrees to postpone the repayment of the loan.

     On November 17, 2008, the board of directors appointed Mr. Paul Rapello to fill a vacancy on the Company’s board of directors. Mr. Rapello was appointed to the board of directors in satisfaction of an undertaking agreed to by the Company in connection with the Facility agreement, dated September 3, 2008, between the Company and Great Circle Energy Services LLC. (the “Facility Agreement”) to use its best efforts to cause a representative designated by Great Circle Energy Services LLC to be appointed to the board of directors of the Company. Great Circle Energy Services LLC is beneficially wholly-owned by The Great Circle Fund LP. Great Circle Capital LLC is the general partner of The Great Circle Fund LP and the manager of Great Circle Energy Services LLC. Mr. Rapello is a partner in Great Circle Capital LLC. The value of Mr. Rapello’s interest in this transaction was less than $120.

                In accordance with our written policies and procedures our management or are board of directors are charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120 or more. Our policy requires our management or our board of directors to review and approve related party transactions. In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

Director Independence

    The board of directors has determined that Valery Tolkachev and Paul Rapello are “independent directors” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services

                Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2008 and 2007, and is expected to serve in that capacity for the 2009 fiscal year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2008 and September 30, 2007, are summarized as follows:

	Fiscal 2008	Fiscal 2007

Audit	$353	$241
Audit related	-	-
Tax	3	10
All other	-	-
Total	$356	$251

Audit Fees. Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees. Tax fees related to services for tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2008 and 2007.

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

Item 15.     Exhibits and Financial Statement Schedules

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

CASPIAN SERVICES, INC.

Date: January 13, 2009	/s/ Kerry Doyle
Kerry Doyle, Chief Executive Officer

Date: January 13, 2009	/s/ John Baile
John Baile, Chief Financial Officer

Date: January 12, 2009	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 11, 2009	/s/ Paul Rapello
Paul Rapello, Director

Date: January 10, 2009	/s/ Paul Roberts
Paul Roberts, Director

Date: January 11, 2009	/s/ Valery Tolkachev
Valery Tolkachev, Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128	An independent member of
Phone: (801) 532-2200	BAKER TILLY
Fax: (801) 532-7944	INTERNATIONAL
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                                                                                /s/ HANSEN, BARNETT & MAXWELL, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

January 12, 2009

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHHETS
(Dollars in thousands except per share data)

	As of September 30,
	2008	2007
ASSETS
Current Assets:
Cash	$ 4,461	$ 15,470
Trade accounts receivable, net of allowance of $1,000 and $126, respectively	18,136	8,333
Trade accounts receivable from related parties	5,601	8,555
Other receivables, net of allowance of $17 and $17, respectively	1,252	1,148
Notes receivable from related parties, current portion	125	661
Inventories	4,083	872
Prepaid taxes	3,869	996
Advances paid	1,068	862
Deferred tax assets	1,902	38
Prepaid expenses and other current assets	639	1,051
Total Current Assets	41,136	37,986

Vessels, equipment and property, net	82,409	49,347
Drydocking costs, net	519	1,233
Goodwill	5,522	3,295
Intangible assets, net	213	259
Investments	829	-
Long-term other receivables, net of current portion	-	175
Total Assets	$ 130,628	$ 92,295

LIABILITIES AND SHAEHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 7,870	$ 5,073
Accounts payable to related parties	1,554	1,474
Accrued expenses	2,754	1,936
Accrued taxes	899	2,262
Deferred revenue	1,428	103
Obligations under capital lease – current portion	318	-
Notes payable – related parties	600	223
Notes payable – current portion	7,288	457
Total Current Liabilities	22,711	11,528
Long-term debt – net current portion	24,762	-
Long-term deferred income tax liability	2,295	1,843
Total Liabilities	49,768	13,371
Minority Interests in Consolidated Subsidiaries	2,383	3,733
Shareholders’ Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,135,042 shares and 50,492,061 shares issued and outstanding	51	50
Additional paid capital	63,921	63,049
Retained earnings	9,716	8,638
Accumulated other comprehensive income	4,789	3,454
Total Shareholders’ Equity	78,477	75,191
Total Liabilities and Shareholders’ Equity	$ 130,628	$ 92,295

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2008	2007
Revenues
Vessel revenues	$ 36,441	$ 23,685
Geophysical service revenues	34,739	38,896
Product sales	1,446	1,556
Total Revenues	72,626	64,137

Operating expenses
Vessel operating costs	26,409	18,509
Cost of geophysical service revenues	16,825	17,228
Cost of product sold	790	898
Depreciation and amortization of dry-dock costs	9,443	6,619
General and administrative expense	19,587	11,577
Total Costs and Operating Expenses	73,054	54,831
Income (Loss) from Operations	(428)	9,306

Other income (Expense)
Interest expense	(460)	(130)
Foreign currency transaction gain (loss)	(417)	32
Interest income	99	284
Loss from equity method investees	(58)	-
Net other non-operating income	2,588	5,405
Net Other Income	1,752	5,591

Income Before Income Tax Minority Interests	1,324	14,897
Provision for income tax	(951)	(5,112)
Minority interest in loss (income) of consolidated subsidiaries	705	(320)
Net Income	$ 1,078	$ 9,465
Basic Income Per Common Share	$ 0.02	$ 0.22
Diluted Income Per Common Share	$ 0.02	$ 0.22

The accompanying notes are an integral part of these consolidated financial statements.

CASPAIN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years ended September 30, 2007 and 2008
(Dollars in thousands)
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, September 30, 2006	42,068,735	$ 42	$ 38,804	$ (827)	$ 1,597	$ 39,616
Net income for the year ended September 30, 2007	-	-	-	9,465	-	$ 9,465
Currency translation adjustment	-	-	-	-	1,857	1,857
Comprehensive income						$ 11,322

Compensation related to issuance of options to employees	-	-	212	-	-	212
Issuance of common stock for cash, net of offering costs of $1,139	8,423,326	8	24,033	-	-	24,041

Balance, September 30, 2007	50,492,061	$ 50	$ 63,049	$ 8,638	$ 3,454	$ 75,191
Net income for the year ended September 30, 2008	-	-	-	1,078	-	$ 1,078
Currency translation adjustment	-	-	-	-	1,335	$ 1,078
Comprehensive income						$ 2,413

Issuance of restricted shares	642,981	1	(1)	-	-	-
Amortization of unearned compensation	-	-	873	-	-	873
Balance, September 30, 2008	51,135,042	$ 51	$ 63,921	$ 9,716	$ 4,789	$ 78,477

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 1,078	$ 9,465
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	25	640
Depreciation and amortization of drydocking costs	9,443	6,619
Minority interest in income (loss) of consolidated subsidiaries	(705)	320
Foreign currency exchange loss	588	(32)
Stock based compensation	872	212
Changes in current assets and liabilities:
Trade accounts receivable	(9,125)	183
Trade accounts receivable from related parties	2,860	(2,253)
Other receivables	452	(4,182)
Inventories	(3,186)	(41)
Prepaid expenses and other current assets	(4,215)	(38)
Accounts payable and accrued expenses	3,680	(382)
Accounts payable to related parties	(1,345)	(493)
Accrued taxes	(1,210)	501
Deferred revenue	1,317	(3,796)
Net cash provided by operating activities	$ 529	$ 6,723

Cash flows from investing activities:
Investment in joint venture	(2,366)	-
Purchase of intangible assets	(2)	(66)
Advances on related party notes receivable	(125)	(644)
Collections on related party notes receivable	661	1,100
Proceeds from sale of property and equipment	161	95
Payments to purchase vessels, equipment and property	(41,298)	(18,654)
Net cash used in investing activities	$ (42,969)	$ (18,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	26,339
Proceeds from issuance of short-term debt to related parties	1,147	-
Proceeds from issuance of notes payable	31,593	2,243
Principal payments on notes payable – related parties	(771)	(467)
Principal payments on notes payable	(562)	(3,381)
Net cash provided by financing activities	$ 31,407	$ 24,734
Effect of exchange rate changes on cash	24	(676)
Net change in cash	(11,009)	12,612
Cash at beginning of period	15,470	2,858
Cash at end of period	$ 4,461	$ 15,470

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 328	$ 164
Cash paid for income tax	$ 2,544	$ 4,624
Noncash Investing and Financing Activity
Unpaid portion of the acquisition of the 29% minority interest in KMG (adjusted in the row "Accounts payable to related parties")	$ 1,400	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

NOTE 1 — THE COMPANY, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Balykshi LLP (“Balykshi”); and include majority owned subsidiaries: CJSC Bauta (“Bauta”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”). During 2008 CRE owned a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”). Pact Caspian was closed in September 2008. Both the investments in Veritas-Caspian and Pact Caspian have been reduced to zero due to recurring losses., Ownership of 20% to 50% non-controlling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations – The Company’s business consists of three major business segments:

Vessel Operations – Vessel operations consist of chartering a fleet of shallow draft offshore support vessels to customers performing oil and gas exploration activities in the Kazakhstan Sector of the North Caspian Sea.

Geophysical Services – Geophysical services consist of providing seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone.

Infrastructure Development – Infrastructure development consists of operating a water desalinization and bottling plant and sales of potable water, and the development and planned operation of a ship maintenance facility located at the Port of Bautino.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments– The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

Minority Interests in Consolidated Subsidiaries – Minority interests in consolidated subsidiaries relates to the minority shareholder’s investment in the subsidiaries. In the statements of operations, consolidated net income is adjusted by the minority shareholder’s proportionate share of the income or loss from the consolidated subsidiaries.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Cash – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivables – In the normal course of business, the Company extends credit to its customers on a short-term basis. The principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. For new geophysical services customers, the Company typically requires an advance payment and retains the seismic data generated from these services until payment is made in full. The Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if the Company determines it is likely that receivables will not be fully collected. The Company also may provide a general provision for doubtful accounts based on existing economic conditions.

Inventories – Inventory consists of bulk and bottled water related to the desalinization plant, fuel, spare parts and supplies related to the geophysical operations. As of September 30, 2008 inventory also consisted of acquired and unsold seismic data of $2,322. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method.

Vessels, Equipment and Property – Vessels, equipment and property are stated at cost less accumulated depreciation. At the time property is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for marine vessel drydocking expenditures, which are capitalized and amortized.

Depreciation of property and equipment is calculated by the straight-line method and resulted in depreciation expense for the years ended September 30, 2008 and 2007 of $8,719 and $6,335, respectively. Depreciation on the marine base will begin once the base is placed in operation which is currently anticipated to be December 2010.

Drydocking Costs – Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are deferred and amortized over the period until the next drydocking, generally 24 months. Drydocking costs are comprised of painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2008 and 2007 of $673 and $235, respectively. Accumulated amortization of the drydocking costs was $913 and $235 as of September 30, 2008 and 2007, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2008 and 2007, the Company reviewed its long-lived assets and determined no impairments were necessary.

Revenue Recognition – Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008, the Company commenced a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract is recognized when services are actually performed.

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At September 30, 2008 and 2007 the Company had $1,428 and $103, respectively, of deferred revenue related to these prepaid services.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Foreign Currency Transactions – Caspian Services, Inc., the holding company of the subsidiaries, makes its principal investing and financing transactions in United States Dollars (USD), which is also its functional currency. Transactions and balances denominated in other currencies have been translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

The Kazakh Tenge (KZT) is the functional currency of the operating subsidiaries. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

The translation of KZT denominated assets and liabilities into USD for the purpose of these consolidated financial statements does not necessarily mean the Company could realize or settle, in USD, the reported values of these assets and liabilities in USD. Likewise it does not mean the Company could return or distribute the reported USD value of its Kazakh subsidiaries’ capital to its shareholders.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Income Taxes –Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax bases and attributable to operating loss carry forwards. Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakhstan income tax regulations.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes. Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. No interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

A deferred tax liability is not recognized for the following types of temporary differences unless it becomes apparent that those temporary differences will reverse in the foreseeable future:

(a) An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture, that is essentially permanent in duration.

(b) Undistributed earnings of a domestic subsidiary or a domestic corporate joint venture that is essentially permanent in duration.

(c) "Bad debt reserves" for tax purposes of U.S. savings and loan associations (and other "qualified" thrift lenders).

Comprehensive Income – Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income comprises accumulated foreign currency translation adjustments.

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

At September 30, 2008 and 2007, the Company had 5,500,108 and 4,600,113 respectively options and warrants outstanding that were not included in the computation of diluted net income per common share as their effects would be anti-dilutive.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding for the years ending September 30, 2008 and 2007:

	2008	2007
Basic weighted-average common shares outstanding	50,759,823	43,480,336
Effect of dilutive securities and convertible debt:
Options	-	142,556
Convertible debt	2,901,619	-

Diluted weighted-average common shares outstanding	53,661,442	43,622,892

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for an award of equity instruments measured based on the grant date fair value of the award. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Concentrations of Credit Risk –The Company’s vessel operations are contracted primarily with Agip KCO, Shell and their service providers. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work. Loss of any of the above customers could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2009. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and so has a more diversified level of risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers; however, the Company generally does not require collateral. In some cases when dealing with new customers the Company requires advance payments. The Company maintains an allowance for doubtful accounts for potential losses.

Reclassifications – Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. The reclassifications had no effect on net income.

Recent Accounting Pronouncements – In May 2008, the FASB issued Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. Entities will also have to account for liabilities and the equity parts of convertible debt instruments separately. The FSP applies to convertible debt instruments that can be settled in cash, unless the embedded conversion option has to be accounted for separately as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 ( SFAS No. 133 ), Accounting for Derivative Instruments and Hedging Activities. The Company is currently evaluating the impact of adopting this standard.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement. Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in stockholders’ equity, the minority interest in loss/(gain) would be included in consolidated net loss in the consolidated statement of operations, and the notes to the financial statements would include expanded disclosure regarding the ownership interests of the Company and of the noncontrolling interests.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed did not have a material impact on its consolidated financial statements. The Company is currently evaluating the effect of implementation of SFAS No. 157.

NOTE 2 – ACQUISITION OF KAZMORGEOPHYSICA

On September 15, 2008, the Company acquired an additional 29% interest in KMG for $2,900. The Company increased its ownership percentage in KMG as it believes the demand of offshore seismic services will increase in the coming years. The Company also sought to gain greater control over the valuable data library and wants to be perceived as a significant provider of all major services in the region. As a result of this purchase, the Company’s ownership in KMG increased from 51% to 80%. Of the $2,900 purchase price, $699 was recorded as a reduction to minority interests. The balance of $2,201 was allocated to goodwill.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Of the $2,900 purchase price $1,400 was unpaid as at September 30, 2008 and this amount is included into related party payables (Note 12). This amount was due to an entity under common management (KazakhstanCaspiShelf) and paid in October 2008.

Pro Forma Information (unaudited):  Actual results of operations of the portion of KMG acquired are included in the consolidated financial statements from the date of acquisition. The unaudited pro forma condensed consolidated statements of operations of the Company, set forth below, give effect to the purchase of interests in KMG from the Company’s minority partners using the purchase method as if the acquisitions in 2008 occurred on October 1, 2006. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisition occurred at that date

	Pro Forma
	For the Year Ended September 30,
	2008	2007
Total revenues	$ 72,626	$ 64,137
Net income	$ 770	$ 9,820

Net income per common share:
Basic	$ 0.02	$ 0.23
Diluted	$ 0.01	$ 0.23

Pro forma weighted average shares outstanding:
Basic	50,759,823	43,480,336
Diluted	53,661,442	43,622,892

NOTE 3 – EQUITY METHOD INVESTMENTS

Veritas-Caspian – During 2005, KMG and Veritas DGC, a UK company, formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea. The Kazakhstan Government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks. To accomplish the gathering of the seismic data, Veritas-Caspian charters vessels from the Company. The Company recognized $10,839 and $10,700 of vessel revenue during the years ended September 30, 2008 and 2007, respectively, from the charter of vessels to Veritas-Caspian.

KMG obtained its 50% non-controlling interest in Veritas-Caspian for a capital contribution of $0.4 and accounts for the investment under the equity method of accounting. The joint venture agreement states that Veritas DGC will provide all funding for the operations of Veritas-Caspian and KMG will provide the local ownership requirements. KMG has no responsibility to provide further funding and has no obligation to assume any losses of the joint venture. Revenues from the sale of the data will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs. In turn, revenue will be split between Veritas DGC and KMG after Veritas-Caspian has recovered its costs.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

At September 30, 2008 KMG’s investment in Veritas-Caspian was reduced to zero due to Veritas-Caspian’s accumulated losses of $14,579. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

In June 2008, the Company signed a contract with CMOC / Shell for development of the Oman Pearls field. The contract is administered by CSGL and the seismic work has been sub-contracted to Veritas-Caspian.

Pact Caspian – Caspian Real Estate, Ltd. (“CRE”) owned a 50% interest in Pact Caspian Engineering FZC (“Pact Caspian”). Through its wholly-owned subsidiary, Pact Engineering KZ LLP (“Pact Engineering”), Pact Caspian marketed and sold in Kazakhstan water and wastewater treatment systems manufactured by Pact Engineering. CRE accounted for its 50% investment under the equity method of accounting. As mentioned in Note 1, Pact Caspian was closed in September 2008. Net loss from investments recognized in 2008 is $20.

MOBY – In January 2008, Balykshi and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at the Company’s marine base, which is under construction in Bautino Bay. Balykshi owns a 20% interest in the joint venture, which is accounted for by the equity method. As of September 30, 2008, the Company had invested $887 fully financing its share in this joint-venture. The investment in the joint venture of $829 as of September 30, 2008 represents the original investment less the Company’s share of the joint venture’s net loss of $58.

NOTE 4 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2008. Receivables from vessel charter revenues were approximately $12,880 and $6,120 at September 30, 2008 and 2007, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis. The receivables are current and collectable within 45 days from date of invoice. At September 30, 2008 and 2007, receivables related to geophysical services totaled $6,074 and $2,136, respectively. The Company has reviewed the accounts receivable as of September 30, 2008 on case by case basis. The Company provided a general allowance for doubtful accounts of $1,000 at September 30, 2008 based on existing economic conditions. The Company believes that all receivables will be paid but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

At September 30, 2008 and 2007, receivables related to desalinization and bottling operations totaled $182 and $203, respectively. The Company provided no allowances for doubtful accounts for these receivables at September 30, 2008 and 2007.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

During the year ended September 30, 2008 TatArka had to make an exceptional bad debt write-off of $4,000 for one customer who appears to have closed operations. The Company has retained title to the data acquired and it has been valued as inventory at cost of $2,322.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to employees which bear no interest and have terms ranging from less than one year to five years, $0 and $175 is classified as long term at September 30, 2008 and 2007, respectively, (2) refunds of inventory advances, initial equity investment and land deposits which were subsequently canceled for lack of performance or mutual agreement. These amounts are currently due and expected to be repaid in the near-term.

NOTE 5 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

As of September 30,	2008	2007	Depreciable Life in Years
Land	$ 7,976	$ 7,901	N/A
Buildings and constructions	652	479	10-14
Marine vessels	26,723	16,113	10
Machinery and equipment	27,986	22,061	2-10
Field camp	1,269	2,613	5-13
Vehicles	2,806	2,419	4-10
Office equipment	395	507	2-10
Dwelling units	2,192	289	3-7
Other	718	109	3-7
Construction in progress	33,739	10,120	N/A
	104,456	62,611
Accumulated depreciation	(22,047)	(13,264)
Vessels, Equipment and Property, net	$ 82,409	$ 49,347

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially completed and functional by April 2009, with final completion of the base occurring by December 2010. Anticipated cost to construct the marine base is $71,810.  The Company plans to achieve this funding through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with European Bank For Reconstruction and Development (“EBRD”) under which EBRD has agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. The remaining $29,810 of construction costs is to be contributed by the Company. Funding of the EBRD debt and equity financing is contingent on the Company contributing its portion of the construction costs. By September 30, 2008, the Company had contributed $33,121 (more than the full amount required to be contributed) and no amounts had been drawn on the EBRD debt or equity financing as of September 30, 2008. Subsequent to the fiscal year end $10,000 were received from the EBRD as a contribution to Balykshi LLP. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

During the years ended September 30, 2008 and 2007, the Company incurred construction costs of $23,619 and $8,011, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $527 and $137 for the years ended September 30, 2008 and 2007, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2008		2007
	Estimated	carrying	Accumulated	carrying	Accumulated
	useful lives	amount	amortization	amount	amortization

Acquired software	7 years	$ 338	$ 125	$ 333	$ 74
Total		$ 338	$ 125	$ 333	$ 74

Total amortization expense related to intangible assets was approximately $51 and $49 for the years ended September 30, 2008 and 2007, respectively. The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ended September 30,
	2009	2010	2011	2012	thereafter

Amortization expense	$ 51	$ 51	$ 51	$ 51	$ 8

Goodwill – On September 15, 2008, the Company increased its ownership percentage of KMG from 51% to 80% and recorded $2,195 of additional goodwill. In accordance with the requirements of SFAS No. 142, the Company does not amortize goodwill. SFAS No. 142 requires the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the Goodwill for impairment as of September 30, 2008; no impairment was needed.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The Year Ended September 30,
	2008	2007
Balance – beginning of period	$ 3,295	$ 3,135
Acuired – KMG	2,195	-
Effect of foreign currency translation adjustment	32	160
Balance – end of period	$ 5,522	$ 3,295

NOTE 7– LONG-TERM DEBT

During 2007, Bauta borrowed $26 from a local bank and repaid $11. The notes were collateralized by equipment and inventory, bore interest at 18% and were repaid by December 2007. In the same period KMG borrowed $223 from Caspian Geo-Consulting Services LLP, a company related through common ownership. The notes bore interest at 0% and were fully repaid during 2008.

During the fourth quarter of 2008 KMG borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment and bears interest at 6% per annum plus the three-month LIBOR rate at the date of interest calculation. As at September 30, 2008 the annual interest rate was equal to 9.21%. The note is due in July 2010.

In the 2006 fiscal year, TatArka borrowed $2,580 from two local banks. The notes were collateralized by equipment and bore interest at 14%. During the 2008 fiscal year TatArka repaid the remaining balance of $442. In 2008 TatArka borrowed an additional $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by KMG and bears interest at 6% per annum plus the three-month LIBOR at the date of interest calculation. At September 30, 2008 the annual interest rate was equal to 9.21%. The note is due July 2009.

During 2008 Caspian Services, Inc. borrowed $5,000 from Petrolinvest S.A. The loan had a conversion feature that allowed the Lender to convert the loan amount to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bore interest at the three-month LIBOR rate plus 2% per annum. As at September 30, 2008 the annual interest rate was equal to 5.21%. Although the loan matured in July 2008, Petrolinvest agreed to postpone repayment of the loan. The loan was fully repaid in November 2008.

In 2008 Caspian Services, Inc. also borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. The loan bears interest at 13% and is due in June 2011. The loan has a conversion feature that allows the Lender to convert the loan to common stock of the Company at a price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

In 2008 Caspian Services, Inc. entered into a loan agreement with Great Circle Energy Services LLC. to borrow $15,000. As of September 30, 2008 $7,500 of the loan had funded. The residual balance of $7,500 funded in October and November 2008. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

During the year 2008 Caspian Services Group borrowed $600 from an individual related to an officer of the Company. The loan bears interest at 13.38% and is due in September 2008. Although the loan matured in September 2008, the lender has indicated that he agrees to postpone the repayment of the loan.

During the year 2008 Caspian Real Estate and Balykshi borrowed $500 and $41 respectively from an officer of the Company. These loans bear interest at 12% and repaid during the fourth quarter 2008.

Long-term debt consists of the following:

September 30,	2008	2007
Bank loan bearing interest at 18% due December 2007; secured by equipment and inventory	$ -	$ 15

Loan from institutions other than banks at 0% due May 2008	-	223

Bank loan bearing interest at 6% p.a. + LIBOR due July 2010; secured by corporate guarantee issued by TatArka and seismic equipment	2,984	-

Bank loan bearing interest at 14% due March 2008; secured by equipment	-	442

Bank loan bearing interest at 6% p.a. + LIBOR due July 2009; secured by corporate guarantee issued by KMG	1,002	-

Loans from institutions other than banks at 4.81% due July 2008, settled in November 2008	5,000	-

Loan from institutions other than banks at 13% due June 2011	15,492	-

Loans from institutions other than banks at 13% due December 2011	7,572	-

Loans from institutions other than banks at 13.38% due September 2008	600	-
Total Long-term Debt	32,650	680
Less: Current Portion	7,888	680
Long-term Debt – Net of Current Portion	$ 24,762	$ -

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

The annual maturities for the next five years and thereafter:

2009	2010	2011	2012	2013	thereafter
$ 7,888	$ 1,699	$ 15,492	$ 7,571	$ -	$ -

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock – In May 2008 the Company issued 642,981 shares at par value of $0.001 as part of a newly adopted Compensation Plan and distributed among the key employees.

In July 2007, the Company completed a private placement of 2,807,775 units raising net proceeds of $24,041 after offering costs of $1,228. Each unit offered in the private placement consisted of three shares of common stock and a redeemable warrant to purchase an additional share of common stock at an exercise price of $4.00 per share. The warrant contained in each unit is immediately exercisable and has a three-year term. The price was $9.00 per unit.

As a result of this private placement in 2007, the Company issued a total of 8,423,326 shares of common stock and warrants to purchase 3,500,108 shares of common stock at an exercise price of $4.00 per share. The proceeds were allocated to the common stock and warrants based on their relative fair value and resulted in $4,970 being allocated to the warrants. The warrants had a fair value of $5,981 which was determined by the Black-Scholes option pricing model using the following assumptions: volatility of 134.3%, risk-free interest rate of 4.9%, dividend yield of 0% and life of 3.0 years. As part of the private placement, the placement agent was issued 692,333 warrants that were immediately exercisable, expire in two years and have an exercise price of $4.00. The funds raised in the offering were used to fund development of the Company’s marine base and to acquire vessels and seismic equipment.

Stock-based Compensation Plan - In May 2008 the Caspian Services, Inc. 2008 Equity Incentive Plan (“Compensation Plan”) was adopted by the Company’s Board of Directors. The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.

Pursuant to the Compensation Plan, restricted stock grants were made to selected officers in consideration of forfeiture of all stock options granted under employment agreements to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008. As a result, 469,772 stock options were forfeited and restricted stock grants totaling 156,591 shares, with an aggregate value of $391, were awarded as consideration for the forfeited options. The Company also awarded the same selected officers and directors additional restricted stock grants totaling 164,167 shares, valued at $410, in connection with their employment agreements. The Company also awarded 356,167 shares of restricted stock grants pursuant to the Compensation Plan to a number of employees. The restricted stock was valued at $891.

In September 2008 33,944 shares of non-vested restricted stock grants valued at $85 were forfeited due to the resignation of one of the selected officers.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

The above-mentioned restricted stock grants vest as follows: i) 50% on the grant date; ii) 25% on the first anniversary of the grant date, and iii) 25% on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

The Company recognized as an expense the difference of the fair value of the restricted shares and the expense already taken on the unvested options. Compensation expense charged against income for stock-based awards during the year 2008 was $873, as compared to $212 in 2007, and is included in general and administrative expense in the accompanying financial statements.

Based on a market price of $2.50 per share as of May 1, 2008 (the date of grant), the total value of shares issued is as follows:

		Weighted-Average
	Non-Vested	Grant Date
	Shares	Fair Value
Non-vested at September 30, 2007	-	-
Stock grant	676,925	$2.50
Stock vested	(321,490)	$2.50
Stock forfeited	(33,944)	$2.50
Non-vested at Sept. 30, 2008	321,491	$2.50

The value of the non-vested stock under the plan at September 30, 2008 is $450. As of September 30, 2008 unamortized deferred compensation was equal to $524 and will be amortized over the weighted average remaining term of 1.1 years.

Stock Options – At September 30, 2008, the Company had 1,000,000 options outstanding that were fully vested. These options expire from September 2009 through August 2015.

During the year ended September 30, 2008, the Company issued 316,037 options to certain employees in accordance with their respective employment agreements. These options had a weighted average exercise price of $2.2 per share, vested over three years, and expire eight years from the date of issuance. The options had a fair value of $2.08 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 104.14%, risk free interest rate of 2.23% and expected lives of 8.0 years.

During the year ended September 30, 2007, the Company issued 153,735 options to certain employees in accordance with their respective employment agreements. These options had a weighted average exercise price of $3.51 per share, vested over three years, and expire eight years from the date of issuance. The options had a fair value of $3.36 per share as calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.0%, risk free interest rate of 4.57% and expected lives of 8.0 years.

As noted above, during the year ended September 30, 2008, in accordance with new Compensation Plan, 469,772 unvested stock options were forfeited in exchange for restricted stock grants totaling 156,591 shares.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

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

Stock option activity for the years ended September 30, 2008 and 2007 is as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of the year	1,153,735	$ 3.00	1,000,000	$ 3.00
Issued	316,037	2.20	153,735	3.51
Forfeited	(469,772)	2.63	-	-
Exercised	-	-	-	-
Outstanding at end of the year	1,000,000	$ 3.00	1,153,735	$ 3.07
Exercisable at end of the year	1,000,000	$ 3.00	1,000,000	$ 3.00
Weighted average fair value of options granted during the year		2.20		3.51

The following table summarizes information related to the Company’s stock options outstanding at September 30, 2008:

		Weighted-Average
Exercise	Number	Remaining Contractual	Number
Price	Outstanding	Life (in years)	Exercisable
$ 3.00	1,000,000	5.8	1,000,000

At September 30, 2008 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 at September 30, 2008.

Warrants – Warrant activity for the years ended September 30 2008 and 2007 is as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of the year	4,500,108	$ 4.22	1,000,000	$ 5.00
Issued	-	-	3,500,108	4.00
Exercised	-	-	-	-
Outstanding at end of the year	4,500,108	4.22	4,500,108	4.22
Exercisable at end of the year	4,500,108	$ 4.22	4,500,108	$ 4.22

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

The following table summarizes information related to the Company’s warrants outstanding at September 30, 2008:

		Weighted-Average
Exercise	Number	Remaining Contractual	Number
Price	Outstanding	Life (in years)	Exercisable
$ 4.00	3,500,108	1.3	3,500,108
$ 5.00	1,000,000	0.5	1,000,000

NOTE 9— COMPREHENSIVE INCOME

Total comprehensive income for the year ended September 30, 2008 and 2007 was $2,413 and $11,322, respectively. Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of foreign currency translation adjustments.

NOTE 10 – INCOME TAXES

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

Earnings and (losses) before income taxes and minority interests derived from United States and international operations are as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
United States	$ (132)	$ (6)
Kazakhstan and other international operations	1,456	14,903
	$ 1,324	$ 14,897

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Income tax expense consists of the following:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Current income tax	$ 2,374	$ 4,629
Deferred	(1,423)	483
	$ 1,324	$ 5,112

Deferred tax assets and liabilities are as follows:

as of September 30,	2008	2007
Deferred tax assets
Tax loss carry forwards	$ 3,467	$ 2,622
Provision for doubtful debts	300	38
Property and equipment	421	283
Valuation allowance	(2,286)	(2,905)
Total deferred tax assets	1,902	38

Deferred tax liabilities
Property and equipment	(2,295)	(1,843)
Total deferred tax liabilities	(2,295)	(1,843)
Net deferred income taxes	$ (393)	$ (1,805)

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Tax at federal statutory rate (34%)	$ 613	$ 5,065
Utilization of losses	(866)	-
Non-deductible expenses	537	589
(Income)/loss not subject to taxation	359	(914)
Tax effect of loss companies	(527)	575
Effect of lower foreign tax rates	(219)	(203)
Income tax provision	$ 951	$ 5,112

As of September 30, 2008, the Company has loss carry forwards of approximately $1,133 and $8,759 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2009.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Employment Agreements — During the year ended September 30, 2007 the Company entered into four employment agreements, which require the Company to issue options annually on the anniversary of the effective date of the agreement. Each employee received options equal to their annual salary divided by the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date. 316,037 and 153,735 options were issued to employees during the year ended September 30, 2008 and 2007, respectively. The options vested over a three year period and had an exercise price equal to the average bid price of the Company’s common stock for the five days immediately preceding the employee’s anniversary date.

During the year ended September 30, 2008 the Board of Directors adopted a new Compensation Plan. Pursuant to this Plan, restricted stock grants were made to six selected officers in consideration of the forfeiture of all stock options granted under employment agreements to which they may have been entitled, whether issued or not, vested or not vested as of March 31, 2008. As a result, 469,772 stock options were forfeited and restricted stock grants of 156,591 shares were awarded as consideration for the forfeited options. The Company also awarded the same selected officers and directors additional restricted stock grants totaling 164,167 shares in connection with their employment agreements.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and a supply of equipment. As of September 30, 2008 the amount of purchase commitments was equal to $47,000.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2008 and 2007 was $2,200 and $982, respectively.

The Company maintains its corporate office in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. Rent expense for the years ended September 30, 2008 and 2007 was $1,499 and $1,029, respectively.

The future minimum rental payments required under these operating leases for 2009 are $3,700.

Some of the vessels in the Company’s fleet are leased from a third party. Rent expense for the years ended September 30, 2008 and 2007 was $8,544 and $6,488, respectively. The future minimum rental payments required under these operating leases are estimated as follows for the periods indicated:

	2009	2010	2011	2012	2013	thereafter
Estimated vessel operating lease	$ 1,894	$ -	$ -	$ -	$ -	$ -

The current vessel lease agreements expire from January to March 2009. The Company intends to renew these agreements.

Capital Leases – During the year ended September 30, 2008 The Company leased seismic equipment under a capital lease arrangement.

The gross amount of assets recorded under the capital lease was $2,245 and accumulated depreciation was $625 as of the year ended September 30, 2008. The amount of depreciation expense of seismic equipment acquired under the capital lease was $625 and included in depreciation expense.

As of September 30, 2008 lease obligations for $318 were classified as short term and $0 were classified as long term.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

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

NOTE 12 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2008 and 2007 the Company recognized revenue from performed seismic works from an entity under common management (Bolz LLP) $2,029 and $2,837, respectively.

During the years ended September 30, 2008 and 2007 the Company recognized revenue from vessel rental and cost reimbursement from a company related through common ownership (Veritas-Caspian) $10,839 and $10,700, respectively.

During the years ended September 30, 2008 and 2007 the Company recognized revenue from geological services from a company related through common ownership (Erkin Oil) $0 and $359, respectively.

During the years ended September 30, 2008 and 2007 the Company paid advances for equipment to a company related through common ownership (Demeu Energy) $595 and $413, respectively.

During the years ended September 30, 2008 and 2007 the Company paid an entity under common management (KazakhstanCaspiShelf) $1,389 and $3,000, respectively, for vessel and equipment rental, seismic services and purchase of assets. The Company also recognized from the same entity $0 and $107 of vessel revenues, $1,657 and $5,267 of revenue from performed seismic works, sale of materials and equipment rental during 2008 and 2007, respectively. From the same entity in September 2008 the Company purchased additional shares of KMG for $2,900. $1,500 was paid during September 2008 and the balance was paid in October 2008.

During November – December 2007 TatArka loaned $500 to KazakhstanCaspiShelf. As of September 30, 2008 the balance due was $125. The loan bears interest at 0% and was initially due in December 2007 and is currently due on demand. In July 2007, TatArka entered into an agreement with the same entity and loaned $661. The loan did not bear interest and was repaid during 2008.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

During the years ended September 30, 2008 and 2007 the Company paid an entity related through common ownership (Help LLP) $1,640 and $890, respectively, in operating expenses for corporate travel and visa support.

During the years ended September 30, 2008 and 2007 a company related through common ownership (Caspian Geo-Consulting Services LLP) provided marketing services to KMG for $0 and $140 and performed interpretation of seismic data to KMG and TatArka for $89 and $43, respectively.

The Company recognized $2,806 and $231 of vessel upgrade and repair expenditures during the years ended September 30, 2008 and 2007 respectively from Nico International, a company related through interest in MOBY joint venture.

Accounts receivable from related parties as of September 30 consist of the following:

Related party's Name	Description	September 30, 2008	September 30, 2007

Bolz LLP	Seismic services	$ 4,485	$ 2,812
Veritas Caspian	Vessel rental and cost reimbursement	459	2,369
Erkin Oil	Geological services	292	359
KazakhstanCaspiShelf	Vessel rental and seismic work	-	2,716
Officers	Travel	227	-
Others	Services provided	138	299
TOTAL		$ 5,601	$ 8,555

Accounts payable due to related parties as of September 30 consist of the following:

Related party's Name	Description	September 30, 2008	September 30, 2007

KazakhstanCaspiShelf	Purchase of shares	$ 1,025	$ -
Officers	Payroll and travel	157	281
Help LLP	Transportation and legal services	242	1,097
Others	Services received	130	96
TOTAL		$ 1,554	$ 1,474

Accounts receivable from related parties and accounts payable to related parties have no stated repayment terms and are due upon presentation.

NOTE 13 – OTHER INCOME

During the years ended September 30, 2008 and 2007 the Company re-invoiced $940 and $756, respectively, of expenses incurred (mostly QHSE and travel expenses) to Veritas-Caspian and other non-related companies.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

During the year ended September 30, 2008 and 2007 KMG rented some of its idle equipment to a company under common management and recognized $1,557 and $1,649 of other income, respectively.

During the year ended September 30, 2008 the Company recognized as net income $91 from the sale of fixed assets and goods to third parties and other income and expenses (net).

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

NOTE 14 – SEGMENT INFORMATION

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

	For the Years
	Ended September 30,
	2008	2007
Capital Expenditures
Vessel Operations	$ 12,595	$ 6,062
Geophysical Services	5,185	4,955
Infrastructure Development	23,516	7,630
Total segments	41,296	18,647
Corporate assets	3	7
Less intersegment investments	-	-
Total consolidated	$ 41,299	$ 18,654

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

	For the Years
	Ended September 30,
	2008	2007
Revenues
Vessel Operations	$ 39,802	$ 31,881
Geophysical Services	31,925	39,286
Infrastructure Development	1,512	1,588
Total segments	73,239	72,755
Corporate revenue	-	-
Less intersegment revenues	(613)	(8,618)
Total consolidated	$ 72,626	$ 64,137

Depreciation and Amortization
Vessel Operations	$ (3,878)	$ (1,791)
Geophysical Services	(5,130)	(3,998)
Infrastructure Development	(429)	(824)
Total segments	(9,437)	(6,613)
Corporate depreciation and amortization	(6)	(6)
Total consolidated	$ (9,443)	$ (6,619)

Interest expense
Vessel Operations	$ (56)	$ (2)
Geophysical Services	(213)	(125)
Infrastructure Development	(22)	(3)
Total segments	(291)	(130)
Corporate interest expense	(169)	-
Total consolidated	$ (460)	$ (130)

Loss from Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Infrastructure Development	(58)	-
Total segments	(58)	-
Corporate income (loss)	-	-
Total consolidated	$ (58)	$ -

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$ 397	$ (732)
Geophysical Services	2,385	13,878
Infrastructure Development	(603)	2,529
Total segments	2,179	15,675
Corporate loss	(855)	(778)
Total consolidated	$ 1,324	$ 14,897

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

	For the Years
	Ended September 30,
	2008	2007
Provision for Income Tax
Vessel Operations	$ 206	$ (523)
Geophysical Services	(1,157)	(4,589)
Infrastructure Development	-	-
Total segments	(951)	(5,112)
Corporate provision for income tax	-	-
Total consolidated	$ (951)	$ (5,112)

Vessel Operations	$ -	$ -
Geophysical Services	544	(584)
Infrastructure Development	161	264
Total segments	705	(320)
Corporate minority interest	-	-
Total consolidated	$ 705	$ (320)

Segment Net Income (Loss)
Vessel Operations	$ 603	$ (1,255)
Geophysical Services	1,772	8,705
Infrastructure Development	(442)	2,793
Total segments	1,933	10,243
Corporate loss	(855)	(778)
Total consolidated	$ 1,078	$ 9,465

	September 30,
Segment Assets	2008	2007
Vessel Operations	$ 40,349	$ 25,414
Geophysical Services	46,579	36,275
Infrastructure Development	44,443	19,177
Total segments	131,371	80,866
Corporate assets	83,593	57,179
Less intersegment investments	(84,336)	(45,750)
Total consolidated	$ 130,628	$ 92,295

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

NOTE 15 – SUBSEQUENT EVENTS

In November 2008 the Company received $10,000 from the EBRD as a contribution to Balykshi LLP.

In December 2008 MOBY entered into the Loan agreement with the EBRD in amount $12,000.

Kazakhstan Tax Code has been changed effective January 2009, however the Company does not expect a significant increase in tax expense in the next period.