Form 10-K/A
period 2008-09-30
CASPIAN SERVICES INC
filed 2009-01-16
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A-1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A-1 (the “Amendment”) to correct inadvertent  typographical mistakes in the Annual Report for the period ended September 30, 2008, which was filed with the Securities and Exchange Commission on January 13, 2009 (the “Original Annual Report”).  Specifically, this Amendment is filed to correct typographical mistakes in the following sections of the Original Annual Report: i)  the Risk Factor “Possibility of Default on Loan Covenants” in Item 1A; ii) the “Summary Of Material Contractual Commitments” table in Item 7; iii) the table in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters” to correct a misspelled street name; iv) the “Option Exercises and Stock Vested Table” in Item 11 to correct a misspelling and to delete an individual who was inadvertently included in the table who was not, during fiscal 2008, a named executive officer; v) the header to the “Consolidated Balance Sheets”; vi) the header and the “Supplement disclosure of cash flow information” in the “Consolidated Statement of Cash Flows” and vii) “Note 10 –Income Taxes” and “Note 14 – Segment Information”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.

This Amendment speaks only as of the filing date of the Original Annual Report and, except as discussed in this explanatory note, is unchanged from the Original Annual Report. This Amendment does not reflect events that have occurred since the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events.

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

To enhance the range of oilfield services we provide to our clients, in May 2004 we acquired 100% of the outstanding interests in Tat-Arka LLP (“TatArka”) and a 50% non-controlling interest in CJSC (“Kazmorgeophysica”). In September 2005 we increased our ownership interest in Kazmorgeophysica to 51% and in September 2008 to 80%. Through TatArka and Kazmorgeophysica, we are able to offer onshore, transition zone and marine seismic data acquisition and processing services to oil and gas exploration companies.

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

We are continuing with development of the marine base in Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by April 2009, with final completion of the base occurring by December 2010.  Anticipated cost to construct the marine base is approximately $71,810.  We plan to achieve this funding through a combination of debt and equity financing. In June 2007 Balykshi entered into a series of agreements with European Bank For Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and a $10 million equity investment in the marine base in exchange for a 22% equity interest in our subsidiary Balykshi LLP. The remaining $29,810 of construction costs is to be contributed by CSI to Balykshi. Funding of the EBRD debt and equity financing is contingent on us contributing our portion of the construction costs. By September 30, 2008, we had contributed $33,121. As of September 30, 2008 no amounts had been drawn on the EBRD debt or equity financing. In December 2008 pursuant to the Investment Agreement, we received $10,000 from EBRD in exchange for a 22% interest in Balykshi LLP. The $10,000 will be used to fund marine base construction.

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

During fiscal 2008, 91% of our vessel revenue came from four clients: Saipem – 41%, Veritas-Caspian – 30%, CMOC – 12% and RXT – 8%.

Five of our vessels spent most of fiscal 2008 on contract to Veritas-Caspian. Veritas-Caspian has the exclusive rights from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) to acquire seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. During the fourth quarter 2008 we mobilized these five vessels and one other for the CMOC / Shell contract for the provision of 3D seismic data acquisition and processing services. The contract is administered by Caspian Services, Inc., who provides the vessels, and the seismic work is sub-contracted to Veritas-Caspian.

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

Possibility of Default on Loan Covenants. During fiscal 2008 we entered into several loan facilities and borrowed an aggregate of $30,000. To date, we have complied with the loan covenants and our projections indicate we will continue to do so. However, if we are unable to continue to satisfy the conditions of one or more of these loan facilities, this could be deemed an event of default, which could result in the lenders accelerating payment of the loans.  There is no guarantee we would be able to obtain financing to repay the loans in the event the loans are accelerated.

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

	For the Year Ended September 30,
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

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term Debt	$ 3,987	$ 2,288	$ 1,699	$ -	$ -
Loans from Petrolinvest	5,000	5,000	-	-	-
Loans from Altima Central Asia	15,492	-	15,492	-	-
Loans from Great Circle	7,571	-	-	7,571	-
Loan from related party	600	600	-	-	-
Operating Leases – Vessels	1,894	1,894	-	-	-
Operating Leases – Other than vessels	3,700	3,700	-	-	-
Total	$38,244	$13,482	$17,191	$7,571	$ -

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

New Accounting Standards

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which are effective on July 1, 2008. The Company does not expect the adoption of FAS 163 to have a material impact on its consolidated financial statements.

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

The above individuals serve as our executive officers and/or directors. A brief description of their background and business experience follows:

Kerry Doyle, Chief Executive Officer and President. Mr. Doyle has served as the Chief Executive Officer and President of the Company since November 2008. From 2004 to November 2008 Mr. Doyle has served as the President and CEO of Veritas-Caspian, the Company’s joint venture with CGG Veritas (formerly Veritas DGC Ltd.). As the President and CEO of Veritas-Caspian, Mr. Doyle has been responsible for the day-to-day operations of Veritas-Caspian, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not a nominee or director of any other SEC registrant.

John Baile, Chief Financial Officer. Mr. Baile joined Caspian Services Inc. in January 2007. From 2000 to 2006 he was Asia / Pacific Finance Director for Dogi International Fabrics. Mr. Baile was based in the Philippines where he was responsible for Dogi International factories in the Philippines, China and Thailand. Prior to 2000, Mr. Baile worked in Portugal, France and Morocco. He has a degree in French and Spanish from the University of Liverpool and became a Fellow of the Institute of Chartered Accountants in England and Wales in 1990. Mr. Baile is not a director or nominee in any SEC registrant.

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

Name	Restricted Stock Vested

John Scott	42,926
John Baile	15,469
Terrance Powell	33,706

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
	South Kensington, London, UK SW7 3DQ

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

CASPIAN SERVICES, INC.

Date: January 15, 2009	/s/ Kerry Doyle
Kerry Doyle, Chief Executive Officer

Date: January 15, 2009	/s/ John Baile
John Baile, Chief Financial Officer

Date: January 15, 2009	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 15, 2009	/s/ Paul Rapello
Paul Rapello, Director

Date: January 15, 2009	/s/ Paul Roberts
Paul Roberts, Director

Date: January 15, 2009	/s/ Valery Tolkachev
Valery Tolkachev, Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128	An independent member of
Phone: (801) 532-2200	BAKER TILLY
Fax: (801) 532-7944	INTERNATIONAL
www.hbmcpas.com	A Member of the Forum of Firms

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

                                                                                                          /s/ HANSEN, BARNETT & MAXWELL, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

January 12, 2009

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

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

CASPAIN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years ended September 30, 2007 and 2008
(Dollars in thousands, except share and per share data)
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, September 30, 2006	42,068,735	$ 42	$ 38,804	$ (827)	$ 1,597	$ 39,616
Net income for the year ended September 30, 2007	-	-	-	9,465	-	9,465
Currency translation adjustment	-	-	-	-	1,857	1,857
Comprehensive income						$ 11,322

Compensation related to issuance of options to employees	-	-	212	-	-	212
Issuance of common stock for cash, net of offering costs of $1,139	8,423,326	8	24,033	-	-	24,041

Balance, September 30, 2007	50,492,061	$ 50	$ 63,049	$ 8,638	$ 3,454	$ 75,191
Net income for the year ended September 30, 2008	-	-	-	1,078	-	1,078
Currency translation adjustment	-	-	-	-	1,335	1,335
Comprehensive income						$ 2,413

Issuance of restricted shares	642,981	1	(1)	-	-	-
Amortization of unearned compensation	-	-	873	-	-	873
Balance, September 30, 2008	51,135,042	$ 51	$ 63,921	$ 9,716	$ 4,789	$ 78,477

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 1,078	$ 9,465
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	25	640
Depreciation and amortization of drydocking costs	9,443	6,619
Minority interest in income (loss) of consolidated subsidiaries	(705)	320
Foreign currency exchange loss	588	(32)
Stock based compensation	872	212
Changes in current assets and liabilities:
Trade accounts receivable	(9,125)	183
Trade accounts receivable from related parties	2,860	(2,253)
Other receivables	452	(4,182)
Inventories	(3,186)	(41)
Prepaid expenses and other current assets	(4,215)	(38)
Accounts payable and accrued expenses	3,680	(382)
Accounts payable to related parties	(1,345)	(493)
Accrued taxes	(1,210)	501
Deferred revenue	1,317	(3,796)
Net cash provided by operating activities	$ 529	$ 6,723

Cash flows from investing activities:
Investment in joint venture	(2,366)	-
Purchase of intangible assets	(2)	(66)
Advances on related party notes receivable	(125)	(644)
Collections on related party notes receivable	661	1,100
Proceeds from sale of property and equipment	161	95
Payments to purchase vessels, equipment and property	(41,298)	(18,654)
Net cash used in investing activities	$ (42,969)	$ (18,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	26,339
Proceeds from issuance of short-term debt to related parties	1,147	-
Proceeds from issuance of notes payable	31,593	2,243
Principal payments on notes payable – related parties	(771)	(467)
Principal payments on notes payable	(562)	(3,381)
Net cash provided by financing activities	$ 31,407	$ 24,734
Effect of exchange rate changes on cash	24	(676)
Net change in cash	(11,009)	12,612
Cash at beginning of period	15,470	2,858
Cash at end of period	$ 4,461	$ 15,470

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 328	$ 164
Cash paid for income tax	$ 2,544	$ 4,624
Unpaid portion of the acquisition of the 29% minority interest in KMG	$ 1,400	$ -

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

Income tax expense consists of the following:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Current income tax	$ 2,374	$ 4,629
Deferred	(1,423)	483
	$ 951	$ 5,112

Deferred tax assets and liabilities are as follows:

as of September 30,	2008	2007
Deferred tax assets
Tax loss carry forwards	$ 4,010	$ 2,622
Provision for doubtful debts	300	38
Property and equipment	421	283
Valuation allowance	(2,829)	(2,905)
Total deferred tax assets	1,902	38

Deferred tax liabilities
Property and equipment	(2,295)	(1,843)
Total deferred tax liabilities	(2,295)	(1,843)
Net deferred income taxes	$ (393)	$ (1,805)

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Tax at federal statutory rate (34%)	$ 613	$ 5,065
Utilization of losses	(866)	-
Non-deductible expenses	537	589
(Income)/loss not subject to taxation	359	(914)
Tax effect of loss companies	497	575
Effect of lower foreign tax rates	(189)	(203)
Income tax provision	$ 951	$ 5,112

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

	For the Years
	Ended September 30,
	2008	2007
Revenues
Vessel Operations	$ 36,988	$ 31,881
Geophysical Services	34,739	39,286
Infrastructure Development	1,512	1,588
Total segments	73,239	72,755
Corporate revenue	-	-
Less intersegment revenues	(613)	(8,618)
Total consolidated	$ 72,626	$ 64,137

Depreciation and Amortization
Vessel Operations	$ (3,878)	$ (1,791)
Geophysical Services	(5,130)	(3,998)
Infrastructure Development	(429)	(824)
Total segments	(9,437)	(6,613)
Corporate depreciation and amortization	(6)	(6)
Total consolidated	$ (9,443)	$ (6,619)

Interest expense
Vessel Operations	$ (56)	$ (2)
Geophysical Services	(213)	(125)
Infrastructure Development	(22)	(3)
Total segments	(291)	(130)
Corporate interest expense	(169)	-
Total consolidated	$ (460)	$ (130)

Loss from Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Infrastructure Development	(58)	-
Total segments	(58)	-
Corporate income (loss)	-	-
Total consolidated	$ (58)	$ -

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$ 397	$ (732)
Geophysical Services	2,385	13,878
Infrastructure Development	(603)	2,529
Total segments	2,179	15,675
Corporate loss	(855)	(778)
Total consolidated	$ 1,324	$ 14,897

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