Form 10-Q
period 2008-12-31
CASPIAN SERVICES INC
filed 2009-02-17
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐ No☒

As of February 9, 2009, the registrant had 51,135,042 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share data)

	December 31,	September 30,
	2008	2008
ASSETS
Current Assets
Cash	$ 12,626	$ 4,461
Trade accounts receivable, net of allowance of $992 and $1,000, respectively	12,561	18,136
Trade accounts receivable from related parties	4,940	5,601
Other receivables, net of allowance of $17 and $17, respectively	2,859	1,252
Notes receivable from related parties, current portion	124	125
Inventories	3,833	4,083
Prepaid taxes	2,676	2,145
Advances paid	1,558	1,068
Deferred tax assets	2,099	1,902
Prepaid expenses and other current assets	742	639
Total Current Assets	44,018	39,412
Vessels, equipment and property, net	81,613	82,409
Drydocking costs, net	596	519
Goodwill	5,478	5,522
Intangible assets, net	199	213
Long-term prepaid taxes	1,903	1,724
Investments	717	829
Total Assets	$ 134,524	$ 130,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 2,319	$ 7,870
Accounts payable to related parties	603	1,554
Accrued expenses	1,974	2,754
Accrued taxes	1,118	899
Deferred revenue	1,199	1,428
Obligations under capital lease - current portion	-	318
Notes payable - related parties	-	600
Notes payable - current portion	2,714	7,288
Total Current Liabilities	9,927	22,711
Long-term debt - net current portion	32,815	24,762
Long-term derivative put option liability	10,000	-
Long-term deferred income tax liability	2,323	2,295
Total Liabilities	55,065	49,768
Minority Interests in Consolidated Subsidiaries	2,292	2,383
Shareholders' Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,135,042 shares and 51,135,042 shares issued and outstanding	51	51
Additional paid-in capital	64,065	63,921
Retained earnings	9,266	9,716
Accumulated other comprehensive income	3,785	4,789
Total Shareholders’ Equity	77,167	78,477
Total Liabilities and Shareholders' Equity	$ 134,524	$ 130,628

                See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2008	2007
Revenues
Vessel revenues	$ 9,288	$ 8,073
Geophysical service revenues	13,978	6,926
Product sales	315	414
Total Revenues	23,581	15,413

Operating Expenses
Vessel operating costs	6,843	6,124
Cost of geophysical service revenues	9,113	3,129
Cost of product sold	188	233
Depreciation and amortization of dry-dock costs	2,627	2,013
General and administrative expense	4,253	3,623
Total Costs and Operating Expenses	23,024	15,122
Income from Operations	557	291

Other Income (Expense)
Interest expense	(605)	(12)
Foreign currency transaction loss	(287)	(20)
Interest income	1	65
Loss from equity method investees	(106)	-
Net other non-operating income	429	1,637
Net Other Income (Expense)	(568)	1,670

Income (Loss) Before Income Tax and Minority Interests	(11)	1,961
Provision for income tax	(584)	(773)
Minority interests in loss (income) of consolidated subsidiaries	145	(339)
Net Income (Loss)	$ (450)	$ 849
Basic Income (Loss) Per Common Share	$ (0.01)	$ 0.02
Diluted Income (Loss) Per Common Share	$ (0.01)	$ 0.02

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months
	Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss)/income	$ (450)	$ 849
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	81	30
Depreciation and amortization of drydocking costs	2,627	2,013
Minority interest in income (loss) of consolidated subsidiaries	(145)	339
Net loss in equity method investees	106	-
Foreign currency exchange loss	287	20
Stock based compensation	144	74
Changes in current assets and liabilities:
Trade accounts receivable	5,462	(1,432)
Trade accounts receivable from related parties	2,006	(120)
Other receivables	(589)	1,760
Inventories	223	(17)
Prepaid expenses and other current assets	(1,544)	(1,365)
Accounts payable and accrued expenses	(5,900)	(1,616)
Accounts payable to related parties	(935)	267
Accrued taxes	247	(230)
Deferred revenue	(219)	1,320
Net cash provided by operating activities	$ 1,401	$ 1,892

Cash flows from investing activities:
Investment in joint venture	(1,400)	-
Purchase of intangible assets	-	(2)
Collections on related party notes receivable	-	124
Proceeds from sale of property and equipment	2	-
Payments to purchase vessels, equipment and property	(3,659)	(7,032)
Net cash used in investing activities	$ (5,057)	$ (6,910)

Cash flows from financing activities:
Proceeds from EBRD equity investment	10,000	-
Proceeds from issuance of notes payable	7,500	-
Principal payments on notes payable - related parties	(600)	-
Principal payments on notes payable	(5,000)	(388)
Net cash provided by financing activities	$ 11,900	$ (388)
Effect of exchange rate changes on cash	(79)	12
Net change in cash	8,165	(5,394)
Cash at beginning of period	4,461	15,470
Cash at end of period	$ 12,626	$ 10,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 300	$ 126
Cash paid for income tax	$ 154	$ 1,348

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K/A filed on January 16, 2009. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”); and include majority owned subsidiaries: CJSC Bauta (“Bauta”), Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”). Ownership of 20% to 50% non-controlling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

At December 31, 2008, the Company had 5,500,108 options and warrants that were not included in the computation of diluted income per common share as the exercise price of the options and warrants was in excess of the market value of the common stock. 304,517 non-vested restricted shares and 13,043,478 shares related to convertible debt were not included in the computation of diluted loss per common share because they would be anti-dilutive due to the period’s loss.

At December 31, 2007, the Company had 5,653,843 options and warrants outstanding that were not included in the computation of diluted income per common share as their effects would be anti-dilutive. The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2008 and 2007:

	For the Three Months Ended
	December 31,
	2008	2007
Basic weighted-average common shares outstanding	51,135,042	43,480,336
Effect of dilutive securities and convertible debt:
Options	n/a	-
Convertible debt	n/a	-
Diluted weighted-average common shares outstanding	51,135,042	43,480,336

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily with Agip KCO, Shell and their service providers. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work. Loss of any of the above customers could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2009. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and so has a more diversified level of risk.

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

Reclassifications — Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. The reclassifications had no effect on net income.

Recent Accounting Pronouncements – In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially completed and functional by November 2009, with final completion of the base occurring by December 2010. Anticipated cost to construct the marine base is $71,810.  The Company will fund construction through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. Funding of EBRD debt and equity financing was contingent on the Company contributing its portion of the construction costs. By December 31, 2008, the Company had contributed $33,121 (more than the full amount required to be contributed under the EBRD agreements). During the quarter ended December 31, 2008 EBRD made the $10,000 equity investment in Balykshi LLP. Subsequent to the fiscal quarter end $23,600 was received from EBRD as a partial debt financing. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

During the quarter ended December 31, 2008 and 2007, the Company incurred construction costs of $3,086 and $4,907, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $460 and $0 for the quarter ended December 31, 2008 and 2007, respectively.

In connection with the Investment Agreement for EBRD’s 22% equity interest in Balykshi LLP, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The purchase price is determined based on the fair market value of Balykshi, not to exceed a 30% per annum rate of return for EBRD. In the event there is a change in control of the Company, EBRD has the right to require the Company to repurchase the equity interest at its fair market value.

In accordance with the provisions of FAS 150, the put option is an unconditional obligation and was measured at its fair value. The fair value was determined based on an estimate of the amount of cash that would be required to settle the liability. All of the $10,000 of proceeds from the equity financing were allocated to the put option, which is classified as a liability and none of the proceeds were allocated to the 22% equity interest in Balykshi LLP. At each future balance sheet date, the put option will be remeasured and adjusted to its fair market value with the change going through the statement of operations.

The Put Option Agreement contains an acceleration feature that, should the Company default on $1,000 or more of debt, fail to meet the obligations of any of the agreements between the Company and EBRD, be found to have made false representations to EBRD or be declared insolvent, EBRD has the right to accelerate the put option to require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return at any time following one of the events mentioned above. The acceleration feature of the put option agreement is a conditional obligation and will be recognized as an adjustment to the carrying value of the put option liability if and when an event of default occurs.

NOTE 3– LONG-TERM DEBT

During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At December 31, 2008 the annual interest rate was equal to 7.41%. The note is due in July 2010.

In fiscal 2008, TatArka borrowed $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by Kazmorgeophysica and bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At December 31, 2008 the annual interest rate was equal to 7.41%. The note is due July 2009.

During fiscal 2008, the Company borrowed $5,000 from Petrolinvest S.A. The loan had a conversion feature that allowed the Lender to convert the loan amount to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bore interest at the three-month LIBOR rate plus 2% per annum. Although the loan matured in July 2008, Petrolinvest agreed to postpone repayment of the loan. The loan was fully repaid in November 2008.

In fiscal 2008, the Company borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. The loan bears interest at 13% per annum and is due in June 2011. The loan has a conversion feature that allows the Lender to convert the loan to common stock of the Company at a price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded.

During fiscal 2008, the Company entered into a loan agreement with Great Circle Energy Services LLC. to borrow $15,000. The loan has a conversion feature that allows the Lender to convert it to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

During the 2008 fiscal year, the Company borrowed $600 from an individual related to an officer of the Company. The loan bears interest at 13.38% and was due in September 2008. Although the loan matured in September 2008, the lender agreed to postpone repayment of the loan. The loan was repaid in December 2008.

Long-term debt consists of the following:

	December 31, 2008	September 30, 2008
Bank loan and accrued interest bearing interest at 6% p.a. + LIBOR
due July 2010; secured by corporate guarantee issued by TatArka	$ 3,015	$ 2,984
and seismic equipment

Bank loan bearing interest at 6% p.a. + LIBOR
due July 2009; secured by corporate guarantee issued by KMG	1,000	1,002

Loans from institutions other than banks at 4.81%
due July, 2008, settled in November 2008	-	5,000

Loans and accrued interest from institutions other than banks at 13%
due June, 2011	16,015	15,492

Loans and accrued interest from institutions other than banks at 13%
due December, 2011	15,499	7,572

Loans from institutions other than banks at 12%
due September, 2008	-	600
Total Long-term Debt	35,529	32,650
Less: Current Portion	2,714	7,888
Long-term Debt - Net of Current Portion	$ 32,815	$ 24,762

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

During fiscal 2008 the Caspian Services, Inc. 2008 Equity Incentive Plan (“Compensation Plan”) was adopted by the Company’s Board of Directors. The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.

The Company has made certain stock grants that vest as follows: i) 50% on the grant date; ii) 25% on the first anniversary of the grant date, and iii) 25% on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

Compensation expense charged against income for stock-based awards during the quarter ended December 31, 2008 was $144, as compared to $74 during the quarter ended December 31, 2007, and is included in general and administrative expense in the accompanying financial statements.

Based on a market price of $2.50 per share as of May 1, 2008 (the date of grant), the total value of shares issued is as follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value

Non-vested at September 30, 2008	321,491	$2.50
Stock grant	-
Stock vested	(16,974)	$2.50
Stock forfeited	-
Non-vested at December 31, 2008	304,517	$2.50

The value of the non-vested stock under the plan at September 30, 2008 is $804. As of September 30, 2008 unamortized deferred compensation was equal to $380 and will be amortized over the weighted average remaining term of 0.8 years.

NOTE 5 — COMPREHENSIVE INCOME/LOSS

Total comprehensive loss for the three months ended December 31, 2008 was $1,454 and total comprehensive income for the three months ended December 31, 2007 was $1,294. Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of foreign currency translation adjustments.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of December 31, 2008 the amount of purchase commitments was equal to $45,316.

During three months ended December 31, 2008 the Company entered into agreements with third parties for supply of equipment and spare parts. As of December 31, 2008 the amount of purchase commitments was equal to $256.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2008 and 2007 the Company recognized $0 and $2,029, respectively, of seismic revenue from an entity under common management (Bolz LLP).

During the three months ended December 31, 2008 and 2007 the Company paid an entity related through common ownership (Veritas-Caspian) $7,078 and $0, respectively for seismic services. The Company also recognized revenue from the same entity $231 and $10,839 for vessel rental and cost reimbursement during the three months ended December 31, 2008 and 2007, respectively.

During the three months ended December 31, 2008 and 2007 the Company paid an entity under common management (KazakhstanCaspiShelf) $672 and $1,389, respectively, for vessel and equipment rental, seismic services and purchase of assets. The Company also performed seismic works and rented equipment to this entity in the amount of $429 and $1,657, respectively. This entity performed seismic services to the Company in the amount of $1,041 and $2,571 during the periods ended December 31, 2008 and 2007, respectively. In September 2008 the Company purchased an additional 29% interest in KMG for $2,900 from KazakhstanCaspiShelf.

During the three months ended December 31, 2008 and 2007 the Company paid an entity related through common ownership (Help LLP) $77 and $1,640, respectively, in operating expenses for corporate travel and visa support.

Accounts receivable from related parties consist of the following:

Related party's Name	Description	December 31, 2008	September 30, 2008

Bolz LLP	Seismic services	$ 4,134	$ 4,485
Veritas Caspian	Vessel rental and cost reimbursement	26	459
Erkin Oil	Geological services	290	292
Officers	Travel	307	226
Others	Services provided	183	139
TOTAL		$ 4,940	$ 5,601

Accounts payable due to related parties consist of the following:

Related party's Name	Description	December 31, 2008	September 30, 2008

KazakhstanCaspiShelf	Seismic services	$ 330	$ 1,025
Help LLP	Transportation and legal services	208	242
Officers	Payroll and travel	13	157
Others	Services received	52	130
TOTAL		$ 603	$ 1,554

NOTE 8 – SEGMENT INFORMATION

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

	For the Three Months
	Ended December 31,
	2008	2007
Capital Expenditures
Vessel Operations	$366	$338
Geophysical Services	640	1,315
Infrastructure Development	2,653	5,377
Total segments	3,659	7,030
Corporate assets	-	2
Less intersegment investments	-	-
Total consolidated	$3,659	$7,032

For the Three Months
Ended December 31,
2008		2007
Revenues
Vessel Operations	$9,411	$8,073
Geophysical Services	13,978	6,927
Infrastructure Development	404	437
Total segments	23,793	15,437
Corporate revenue	-	-
Less intersegment revenues	(212)	(24)
Total consolidated	$23,581	$15,413

Depreciation and Amortization
Vessel Operations	$(1,050)	$(692)
Geophysical Services	(1,468)	(1,212)
Infrastructure Development	(108)	(105)
Total segments	(2,626)	(2,009)
Corporate depreciation and amortization	(1)	(4)
Total consolidated	$(2,627)	$(2,013)

Interest expense
Vessel Operations	$6	$-
Geophysical Services	(101)	(11)
Infrastructure Development	-	(1)
Total segments	(95)	(12)
Corporate interest expense	(510)	-
Total consolidated	$(605)	$(12)

Loss from Equity Method Investees
Vessel Operations	$-	$-
Geophysical Services	-	-
Infrastructure Development	(106)	-
Total segments	(106)	-
Corporate income (loss)	-	-
Total consolidated	$(106)	$-

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$(166)	$63
Geophysical Services	1,296	2,338
Infrastructure Development	(328)	(104)
Total segments	802	2,297
Corporate loss	(813)	(336)
Total consolidated	$(11)	$1,961

	For the Three Months
	Ended December 31,
	2008	2007
Provision for Income Tax
Vessel Operations	$(33)	$20
Geophysical Services	(551)	(793)
Infrastructure Development	-	-
Total segments	(584)	(773)
Corporate provision for income tax	-	-
Total consolidated	$(584)	$(773)

Minority Interests in Loss (Income) of Consolidated Subsidiaries
Vessel Operations	$-	$-
Geophysical Services	94	(377)
Infrastructure Development	51	38
Total segments	145	(339)
Corporate minority interest	-	-
Total consolidated	$145	$(339)

Segment Net Income (Loss)
Vessel Operations	$(199)	$83
Geophysical Services	839	1,168
Infrastructure Development	(277)	(66)
Total segments	363	1,185
Corporate loss	(813)	(336)
Total consolidated	$(450)	$849

	December 31,	September 30,
Segment Assets	2008	2008
Vessel Operations	$32,788	$40,349
Geophysical Services	47,218	46,579
Infrastructure Development	54,198	44,443
Total segments	134,204	131,371
Corporate assets	86,137	83,593
Less intersegment investments	(85,817)	(84,336)
Total consolidated	$134,524	$130,628

NOTE 9 – SUBSEQUENT EVENTS

A devaluation of the local currency occurred after the period-end. The Company does not expect an immediate adverse effect on its operations as most of the revenues in the vessel division are derived in U.S. Dollars and Euros. The majority of costs are denominated in Tenge and should be reduced. Most of the costs and revenues in the geophysical division are in Tenge and should, therefore, offset each other.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our Annual Report on Form 10-K, as amended,  for the year ended September 30, 2008.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Statements

Certain statements contained herein including, but not limited to those relating to our negotiations for future charters and work contracts including future potential revenue, future expenses, changes in the composition of our vessel fleet, future growth of our vessel fleet, plans for development of the marine base, our ability to obtain future governmental approvals, expansion of our operations, future equipment acquisitions, our ability to generate additional work, future demand for oil and gas, future commodity price environment, forecasts of the quantity and recoverability of oil and gas reserves in the Kazakhstan sector of the Caspian Sea, managing our asset base, integration of new technology into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy that involve risk and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent Developments

Towards the end of the fiscal 2008, we acquired an important new project with CMOC / Shell for development of the Oman Pearls field. The contract is administered by Caspian and the seismic work has been sub-contracted to Veritas-Caspian, our joint venture with CGG Veritas. This contract is not based on day rates but on the number of kilometers of seismic data acquired. The majority of the work for this project will occur during our 2009 fiscal year and will utilize six vessels.

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by November 2009, with final completion of the base occurring by December 2010.  Anticipated cost to construct the marine base is approximately $71,810.  We achieved this funding through a combination of debt and equity financing. In June 2007 Balykshi entered into a series of agreements with European Bank for Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and a $10 million equity investment in the marine base in exchange for a 22% equity interest in our subsidiary Balykshi LLP. Funding of the EBRD debt and equity financing was contingent on us contributing our portion of the construction costs. By December 31, 2008, we had contributed $33,121 (more than the full amount required to be contributed). In December 2008 pursuant to an Investment Agreement, we received $10,000 from EBRD in exchange for a 22% interest in Balykshi LLP. Subsequent to the end of our first fiscal quarter we received $23,600 from EBRD as a partial debt financing.

Business Review

Each year from November to April our vessels are usually not engaged in active operations due to weather conditions in the north Caspian Sea. As a result we typically realize much lower revenues during our first and second fiscal quarters each year and we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

During the first fiscal quarter of 2009, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure.

	For the Three Months
	Ended December 31,
	2008	2007	% change

VESSEL OPERATIONS
Operating Revenue	$ 9,411	$ 8,073	17%
Pretax Operating Income (Loss)	(166)	63	-363%

GEOPHYSICAL SERVICES
Operating Revenue	$13,978	$ 6,927	102%
Pretax Operating Income	1,296	2,338	-45%

INFRASTRUCTURE
Operating Revenue	$ 404	$ 437	-8%
Pretax Operating Loss	(328)	(104)	-215%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(813)	(336)	-142%

Summary of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Total revenue during the three months ended December 31, 2008 was $23,581 compared to $15,413 during the three months ended December 31, 2007, an increase of 53%. This increase in total revenue was partially offset by $720 of irrecoverable VAT, mostly related to the CMOC project. Our income from operations was $266 higher than the first quarter of fiscal 2008.

Our net result was negatively impacted by certain non-operating items including a $1,208 decrease in other non-operating income (mainly rental of idle seismic equipment), $593 increase in interest expense (higher borrowings) and an increase in foreign exchange loss of $267 caused by declining Euro income.

Vessel Operations

First fiscal quarter revenue from vessel operations of $9,288 increased 15% year-on-year.  This is explained by more vessels being in active operations and at better rates during the three months ended December 31, 2008 compared to the three months ended December 31, 2007. All of our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue.

During the three months ended December 31, 2008, vessel operating costs were $6,843, which was 12% higher than during the same period ended December 31, 2007. The increase was mainly due to an additional $720 for VAT expense. Kazakh legislation does not allow input VAT to be fully reclaimed from VAT-exempt customers, such as the CMOC project. VAT is reimbursed on a pro rata basis. During the first quarter of fiscal 2009 the relative share of services provided to VAT-exempt customers was significant. This resulted in less reimbursable VAT and therefore more VAT expensed. This increase in non-reimbursable VAT was taken into consideration when the contract pricing was set. Operating expenses were also higher during the first fiscal quarter 2009 because of salary increases.

Due to the additional VAT, increased salaries and increased depreciation expense incurred in the first quarter of fiscal 2009 the vessels division realized a loss of $199, compared to a profit of $83 in the same quarter of fiscal 2008.

Geophysical Services

During the first quarter of fiscal 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $3,557. Deducting the effects of this transaction, revenue from geophysical services increased by $3,495 or 50% during the three months ended December 31, 2008 compared to the same three months period ended December 31, 2007. Operating costs increased by $2,427 or 78% during the three months ended December 31, 2008 compared to the same period ended December 31, 2007. The timing of projects meant that TatArka and KMG did not have sufficient resources available to complete the contracts without the assistance of subcontractors. The cost of hiring these subcontractors contributed to the increase in operating costs during the quarter ended December 31, 2008.

We expect revenues from geophysical services during our 2009 fiscal year will be higher than revenues realized during our 2008 fiscal year, because of the CMOC project. Our other seismic operations will probably be at similar or lower levels. The world economic slowdown has restricted credit available to some of our customers. We believe this potentially exposes us to greater risk of not getting paid for work performed. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk.

Infrastructure

We commenced construction of our marine base in the first quarter of fiscal 2008. Due to weather conditions, construction work slows during the winter period but, at this stage, we have reclaimed and leveled land, driven in pilings at the wharf area and laid the foundation of the breakwater. We expect the base to be partially operational by November 2009 and fully operational towards the end of 2010.

We also have a water-bottling facility, which made a net loss of $81 but which is relatively insignificant to our overall result.

Corporate Administration

During the quarter ended December 31, 2008 net loss from corporate administration was $813 compared to net loss $336 during the quarter ended December 31, 2007. The increase in net loss during the quarter ended December 31, 2008 is mainly attributable to increased interest costs related to loans received during 2008.

General and Administrative Expenses

General and administrative expense increased by $630 or 17% for the quarter ended December 31, 2008, compared to the same period ended December 31, 2007. The increase in general and administrative expense is due to payroll rates, which were slightly higher in the current period. Also, during the current period, we replaced employees in two senior positions, which resulted in some duplication of cost.

Depreciation

Depreciation expense increased by $614 or 31% to $2,627 during the first fiscal quarter 2009 compared to the same quarter 2008. This was caused by an additional vessel in our fleet acquired during fiscal 2008. In addition more seismic equipment has been acquired over the past year and during the first fiscal quarter 2009.

We are not planning major additional investments in the production capacity of our vessel and seismic divisions in the current fiscal year, though important drydocking work may lead to higher depreciation expenses in upcoming fiscal quarters. We are concentrating our investments and cash resources on development of our marine base.

Exchange Loss

During the first fiscal quarter 2009 we realized an exchange loss of $287 compared to an exchange loss during the first fiscal quarter 2008 of $20. The decline in the value of the Euro caused lower revenues than expected for contracts denominated in Euros although we were able to reduce some of the loss as Euro costs for vessel rental were also lower.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2008 and 2007.

Period ended December 31,
	2008	2007

Net cash provided by operating activities	$ 1,401	$ 1,892
Net cash used in investing activities	(5,057)	(6,910)
Net cash provided by / (used in) financing activities	11,900	(388)
Effect of exchange rate changes on cash	(79)	12
Net Change in Cash	$ 8,165	$ (5,394)

Much of the change in cash for the three months to December 31, 2008 was due to proceeds from EBRD equity investment in the amount of $10,000 and receipt of partial funding of the loan from Great Circle in the amount of $7,500. Major cash outflow during this period represents the repayment of the $5,000 Petrolinvest loan.

Net cash flow from operations in the first fiscal quarter 2009 was slightly lower than the first fiscal quarter 2008 because of lower net income. Substantial cash inflow from our customers during the first fiscal quarter 2009 of $5,462 was fully off-set by the decrease in accounts payable of $5,900.

Financing

During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At December 31, 2008 the annual interest rate was equal to 7.41%. The note is due in July 2010.

In fiscal 2008, TatArka borrowed $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by Kazmorgeophysica and bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At December 31, 2008 the annual interest rate was equal to 7.41%. The note is due July 2009.

During fiscal 2008, we borrowed $5,000 from Petrolinvest S.A. The loan had a conversion feature that allowed the Lender to convert the loan amount to common stock of the Company at an issue price of $2.75 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bore interest at the three-month LIBOR rate plus 2% per annum. Although the loan matured in July 2008, Petrolinvest agreed to postpone repayment of the loan. The loan was fully repaid in November 2008.

In fiscal 2008, we borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. The loan bears interest at 13% per annum and is due in June 2011. The loan has a conversion feature that allows the lender to convert the loan to common stock of the Company at a price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded.

During fiscal 2008, we entered into a loan agreement with Great Circle Energy Services LLC. to borrow $15,000. The loan funded one-half during the fourth fiscal quarter 2008 and one-half during the first quarter of fiscal 2009. The loan has a conversion feature that allows the lender to convert it to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to or greater than the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

During the 2008 fiscal year, we borrowed $600 from an individual related to an officer of the Company. The loan bore interest at 13.38% and was due in September 2008. Although the loan matured in September 2008, the lender indicated that he agreed to postpone the repayment of the loan. The loan was re-paid in December 2008.

As mentioned above, in December 2008 pursuant to the Investment Agreement between the Company and EBRD, we received $10,000 from EBRD in exchange for a 22% interest in our subsidiary Balykshi LLP. In exchange for the equity investment, EBRD required us to enter into a Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development (the “Put Option Agreement”) granting EBRD the right to require us to repurchase the 22% equity interest in Balykshi. The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The purchase price is determined based on the fair market value of Balykshi, not to exceed a 30% per annum rate of return for EBRD. In the event there is a change in control of the Company, EBRD has the right to require us to repurchase the equity interest at its fair market value.

The Put Option Agreement also contains an acceleration feature that, should we default on $1,000 or more of debt, fail to meet the obligations of any of our agreements with EBRD, be found to have made false representations to EBRD or be declared insolvent, EBRD has the right to accelerate the put option to require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return at any time following one of the events mentioned above.

The description of the Put Option Agreement in this report is only a summary of the Put Option Agreement and is qualified in its entirety by reference to the terms of the Put Option Agreement, a copy of which is attached as an exhibit to this report.

Summary of Material Contractual Commitments

	Payment Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$ 35,529	$ 2,714	$ 32,815	$ -	$ -
Long-term derivative put option	10,000	-	-	-	10,000
Operating Leases – Vessels	1,073	1,073	-	-	-
Operating Leases – Other than vessels	654	654	-	-	-
Total	$ 47,256	$ 4,441	$ 32,815	$ -	$10,000

Off-Balance Sheet Financing Arrangements

As of December 31, 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K, as amended, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2008, we reviewed our long-lived assets and determined no impairment was necessary.

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

Effects of Inflation

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, it is usually less affected by these trends. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase.

A devaluation of the local currency occurred after the period-end. We do not believe this will have an immediate adverse effect on our operations as most of the revenues in our vessel division are derived in U.S. Dollars and Euros. The majority of our costs are denominated in Tenge and should be reduced. Most of the costs and revenues in our geophysical division are in Tenge and should, therefore, offset each other.

In the longer term, we anticipate the devaluation could lead to inflationary pressure, but we believe this will tend to bring costs back up to the current level, rather than significantly increase them.

Future increases in vessel day rates may help to shield us from the inflationary effects on operating costs and we will quote for seismic work based on our costs at that time.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices, in that they affect the operations of our customers, and foreign currency exchange rates.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. As oil prices decrease demand for our services and correspondingly our cash flows may decrease. Historically, and recently, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Declines in oil prices could reduce our revenues. As a result, this could have a material adverse effect on our business, financial condition and results of operations.

Foreign Currency Risk

To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. Some of our expenditures, particularly capital expenditures, can be in Euros. We attempt to offset the currency risk by negotiating some contract revenues in Euros. We do not engage in hedging transactions to protect us from such risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and our board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 was completed, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

We are aware of no threatened or pending litigation as of December 31, 2008.

Item 1A. Risk Factors

During the quarter ended December 31, 2008 there were no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K/A filed on January 16, 2009.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	February 16, 2009	By:	/s/ Kerry Doyle
Kerry Doyle
Chief Executive Officer

Date:	February 16, 2009	By:	/s/ John Baile
John Baile
Chief Financial Officer