Form 10-Q
period 2009-03-31
CASPIAN SERVICES INC
filed 2009-05-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes ☐ No ☒

As of May 12, 2009, the registrant had 51,135,042 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share data)
	March 31,	September 30,
	2009	2008
ASSETS
Current Assets
Cash	$ 29,061	$ 4,461
Trade accounts receivable, net of allowance of $1,791 and $1,000, respectively	12,290	18,136
Trade accounts receivable from related parties	3,755	5,601
Other receivables, net of allowance of $17 and $17, respectively	1,765	1,252
Notes receivable from related parties, current portion	99	125
Inventories	1,097	4,083
Prepaid taxes	2,487	2,145
Advances paid	1,174	1,068
Deferred tax assets	3,798	1,902
Deferred expenses	455	-
Prepaid expenses and other current assets	665	639
Total Current Assets	56,646	39,412
Vessels, equipment and property, net	68,630	82,409
Drydocking costs, net	2,637	519
Goodwill	4,370	5,522
Intangible assets, net	149	213
Long-term prepaid taxes	2,562	1,724
Investments	544	829
Total Assets	$ 135,538	$ 130,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 3,846	$ 7,870
Accounts payable to related parties	311	1,554
Accrued expenses	2,274	2,754
Accrued taxes	1,039	899
Deferred revenue	5,145	1,428
Obligations under capital lease - current portion	-	318
Notes payable - related parties	-	600
Notes payable - current portion	3,020	7,288
Total Current Liabilities	15,635	22,711
Long-Term Liabilities
Long-term debt - net current portion	56,977	24,762
Long-term derivative put option liability	10,000	-
Long-term deferred income tax liability	1,657	2,295
Total Long-Term Liabilities	68,634	27,057
Total Liabilities	84,269	49,768
Minority Interests in Consolidated Subsidiaries	2,099	2,383
Shareholders' Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,135,042 shares issued and outstanding, respectively	51	51
Additional paid-in capital	64,206	63,921
Retained earnings	2,943	9,716
Accumulated other comprehensive income/(loss)	(18,030)	4,789
Total Shareholders’ Equity	49,170	78,477
Total Liabilities and Shareholders' Equity	$ 135,538	$ 130,628

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Revenues
Vessel revenues	$ 2,127	$ 4,933	$ 11,415	$ 13,326
Geophysical service revenues	4,656	6,080	18,634	13,006
Product sales	256	276	571	690
Total Revenues	7,039	11,289	30,620	27,022

Operating Expenses
Vessel operating costs	4,214	4,503	11,057	10,627
Cost of geophysical service revenues	3,301	2,251	12,414	5,380
Cost of product sold	164	121	352	354
Depreciation and amortization of dry-dock costs	2,186	2,260	4,813	4,273
General and administrative expense	3,825	2,814	8,078	6,437
Total Costs and Operating Expenses	13,690	11,949	36,714	27,071
Loss from Operations	(6,651)	(660)	(6,094)	(49)

Other Income (Expense)
Interest expense	(704)	(104)	(1,309)	(116)
Foreign currency transaction income (loss)	(477)	251	(764)	231
Interest income	124	36	125	101
Loss from equity method investees	(22)	-	(128)	-
Net other non-operating income	153	122	582	1,439
Net Other Income (Expense)	(926)	305	(1,494)	1,655

Income (Loss) Before Income Tax and Minority Interests	(7,577)	(355)	(7,588)	1,606
Benefit from (provision for) income tax	1,065	(591)	481	(1,364)
Minority interests in loss (income) of consolidated subsidiaries	189	329	334	(10)
Net Income (Loss)	$ (6,323)	$ (617)	$ (6,773)	$ 232
Basic Income (Loss) Per Common Share	$ (0.12)	$ (0.01)	$ (0.13)	$ 0.00
Diluted Income (Loss) Per Common Share	$ (0.12)	$ (0.01)	$ (0.13)	$ 0.00

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss)/income	$ (6,773)	$ 232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of property and equipment	36	170
Depreciation and amortization of drydocking costs	4,813	4,273
Minority interest in income (loss) of consolidated subsidiaries	(334)	10
Net loss in equity method investees	128	-
Foreign currency exchange loss (gain)	764	(231)
Stock based compensation	285	181
Changes in current assets and liabilities:
Trade accounts receivable	2,416	(1,507)
Trade accounts receivable from related parties	1,848	115
Other receivables	88	4,749
Inventories	2,500	(332)
Prepaid expenses and other current assets	(4,714)	(2,189)
Deferred expenses	(455)	-
Accounts payable and accrued expenses	(1,321)	374
Accounts payable to related parties	(879)	1,467
Accrued taxes	(533)	(130)
Deferred revenue	3,717	740
Net cash provided by operating activities	$ 1,586	$ 7,922

Cash flows from investing activities:
Investment in joint venture	(1,376)	-
Purchase of intangible assets	-	(2)
Collections on related party notes receivable	-	124
Proceeds from sale of property and equipment	20	2
Payments to purchase vessels, equipment and property	(11,442)	(22,079)
Net cash used in investing activities	$ (12,798)	$ (21,955)

Cash flows from financing activities:
Proceeds from issuance of put option liability	10,000	-
Proceeds from issuance of short-term debt to related parties	-	547
Proceeds from issuance of notes payable	31,100	-
Principal payments on notes payable - related parties	(600)	-
Principal payments on notes payable	(5,429)	(682)
Net cash provided by financing activities	$ 35,071	$ (135)
Effect of exchange rate changes on cash	741	21
Net change in cash	24,600	(14,147)
Cash at beginning of period	4,461	15,470
Cash at end of period	$ 29,061	$ 1,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 366	$ 349
Cash paid for income tax	$ 1,324	$ 1,040

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K/A filed on January 16, 2009. Operating results for the six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

For the three and six months ended March 31, 2009, the Company had 4,500,108 options and warrants that were not included in the computation of diluted income per common share as the exercise price of the options and warrants was in excess of the market value of the common stock. 13,043,478 shares related to convertible debt were not included in the computation of diluted loss per common share because they would be anti-dilutive due to the period’s loss.

For the three months ended March 31, 2008, the Company had 5,915,321 and for the six months ended March 31, 2008, the Company had 5,772,860 options and warrants outstanding that were not included in the computation of diluted income per common share as their effects would be anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Basic weighted-average common shares outstanding	51,135,042	50,492,061	51,135,042	50,492,061
Effect of dilutive securities and convertible debt:
Options	n/a	n/a	n/a	7,123
Convertible debt	n/a	n/a	n/a	n/a
Diluted weighted-average common shares outstanding	51,135,042	50,492,061	51,135,042	50,499,184

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

Recent Accounting Pronouncements – In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

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

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially completed and functional by February 2010, with final completion of the base occurring by December 2010. Anticipated cost to construct the marine base is $71,810.  The Company will fund construction through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. Funding of EBRD debt and equity financing was contingent on the Company contributing its portion of the construction costs. By December 31, 2008, the Company had contributed $33,121 (more than the full amount required to be contributed under the EBRD agreements). In December 2008 EBRD made the $10,000 equity investment in Balykshi LLP. In January 2009, $23,600 was received from EBRD as a partial debt financing. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

During the six months ended March 31, 2009 and 2008, the Company incurred construction costs of $7,517 and $8,585, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $803 and $0 for the six months ended March 31, 2009 and 2008, respectively.

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

In accordance with the provisions of FAS 150, the put option is an unconditional obligation and was measured at its fair value. The fair value was determined based on an estimate of the amount of cash that would be required to settle the liability. All of the $10,000 of proceeds from the equity financing were allocated to the put option, which is classified as a liability and none of the proceeds were allocated to the 22% equity interest in Balykshi LLP. At each future balance sheet date, the put option will be remeasured and adjusted to its fair market value with the change going through the statement of operations. At March 31, 2009 the Company concluded the value of the put option remained $10,000.

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

NOTE 3– LONG-TERM DEBT

During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At March 31, 2009 the annual interest rate was equal to 7.66%. The note is due in July 2010. At March 31, 2009 KMG repaid $429.

In fiscal 2008, TatArka borrowed $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by Kazmorgeophysica and bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At March 31, 2009 the annual interest rate was equal to 7.66%. The note is due July 2009.

In fiscal 2009, the Company borrowed $23,600 from European Bank for Reconstruction and Development to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi LLP. The loan bears interest at 5.5% per annum plus LIBOR at the date of interest calculation and is due in December 2014.

Long-term debt consists of the following:

	March 31, 2009	September 30, 2008
Bank loan and accrued interest bearing interest at 6% p.a. + LIBOR
due July 2010; secured by corporate guarantee issued by TatArka	$ 2,571	$ 2,984
and seismic equipment

Bank loan bearing interest at 6% p.a. + LIBOR
due July 2009; secured by corporate guarantee issued by KMG	1,000	1,002

Loans from institutions other than banks at 4.81%
due July, 2008, settled in November 2008	-	5,000

Convertible Loans and accrued interest from institutions other than banks at 13%
due June, 2011	16,496	15,492

Convertible Loans and accrued interest from institutions other than banks at 13%
due December, 2011	15,986	7,572

Loans from institutions other than banks at 12%
due September, 2008, settled in December 2008	-	600

Bank loan bearing interest at 5.5% p.a. + LIBOR	23,944	-
due December, 2014; secured by property and bank accounts
Total Long-term Debt	59,997	32,650
Less: Current Portion	3,020	7,888
Long-term Debt - Net of Current Portion	$ 56,977	$ 24,762

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

Compensation expense charged against income for stock-based awards during the three and six months ended March 31, 2009 was $222 and $366, as compared to $107 and $181 during the three and six months ended March 31, 2008, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at March 31, 2009 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value

Non-vested at September 30, 2008	321,491	$2.50
Stock grant	-
Stock vested	(16,974)	$2.50
Stock forfeited	-
Non-vested at March 31, 2009	304,517	$2.50

As of March 31, 2009 unamortized deferred compensation was equal to $239 and will be amortized over the weighted average remaining term of 0.9 years. The value of the non-vested stock under the plan at March 31, 2009 is $76 based on March 31, 2009 value at $0.25 per share.

NOTE 5 — COMPREHENSIVE INCOME/LOSS

Total comprehensive income consists of net income and changes in accumulated other comprehensive income. Accumulated other comprehensive income is included in stockholder’s equity and consists of foreign currency translation adjustments.

Total comprehensive loss for the three and six months ended March 31, 2009 was $28,138 and $29,592 respectively. Of this amount, the loss from foreign currency translation adjustment for the three and six months ended March 31, 2009 was $21,815 and $22,819, respectively. This loss was due to sharp devaluation of the Kazakh Tenge in February 2009.

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

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of March 31, 2009 the amount of purchase commitments was equal to $38,044.

During the six months ended March 31, 2009 the Company entered into agreements with third parties for supply of equipment and spare parts. As of March 31, 2009 the amount of purchase commitments was equal to $267.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2009 and 2008 the Company recognized revenue from seismic work performed for an entity under common management (Bolz LLP) of $0 and $2,029, respectively.

During the six months ended March 31, 2009 and 2008 the Company paid an entity related through common ownership (Veritas-Caspian) of $7,218 and $0, respectively for seismic services. The Company also recognized revenue from the same entity of $1,930 and $5,691 for seismic services, vessel rental and cost reimbursement during 2009 and 2008, respectively.

During the six months ended March 31, 2009 and 2008 the Company paid an entity under common management (KazakhstanCaspiShelf) $1,086 and $3,074, respectively, for vessel and equipment rental, seismic services and purchases of assets. The Company also performed seismic works and rented equipment to this entity in the amount of $456 and $2,052, respectively. This entity performed seismic services for the Company in the amount of $1,041 and $2,571 during the periods ended March 31, 2009 and 2008, respectively. In September 2008 the Company purchased an additional 29% interest in KMG for $2,900 from KazakhstanCaspiShelf.

During the six months ended March 31, 2009 and 2008 the Company paid an entity related through common ownership (Help LLP) $374 and $784, respectively, in operating expenses for corporate travel and visa support.

Accounts receivable from related parties consist of the following:

Related party's Name	Description	March 31, 2009	September 30, 2008

Bolz LLP	Seismic services	$ 3,222	$ 4,485
Veritas Caspian	Vessel rental and cost reimbursement	-	459
Erkin Oil	Geological services	231	292
Officers	Travel	151	226
Others	Services provided	151	139
TOTAL		$ 3,755	$ 5,601

Accounts payable due to related parties consist of the following:

Related party's Name	Description	March 31, 2009	September 30, 2008

KazakhstanCaspiShelf	Seismic services	$ -	$ 1,025
Help LLP	Transportation and legal services	127	242
Officers	Payroll and travel	64	157
Others	Services received	120	130
TOTAL		$ 311	$ 1,554

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Capital Expenditures
Vessel Operations	$ 3,102	$ 8,058	$ 3,468	$ 8,396
Geophysical Services	51	3,778	691	5,093
Infrastructure Development	4,630	3,211	7,283	8,588
Total segments	7,783	15,047	11,442	22,077
Corporate assets	-	-	-	2
Less intersegment investments	-	-	-	-
Total consolidated	$ 7,783	$ 15,047	$ 11,442	$ 22,079

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Revenues
Vessel Operations	$ 2,125	$ 4,933	$ 11,536	$ 13,326
Geophysical Services	4,656	6,080	18,634	13,006
Infrastructure Development	263	278	589	716
Total segments	7,044	11,291	30,759	27,048
Corporate revenue	-	-	-	-
Less intersegment revenues	(5)	(2)	(139)	(26)
Total consolidated	$ 7,039	$ 11,289	$ 30,620	$ 27,022

Depreciation and Amortization
Vessel Operations	$ (1,081)	$ (899)	$ (2,131)	$ (1,591)
Geophysical Services	(1,010)	(1,252)	(2,478)	(2,464)
Infrastructure Development	(93)	(107)	(201)	(212)
Total segments	(2,184)	(2,258)	(4,810)	(4,267)
Corporate depreciation and amortization	(2)	(2)	(3)	(6)
Total consolidated	$ (2,186)	$ (2,260)	$ (4,813)	$ (4,273)

Interest expense
Vessel Operations	$ -	$ (24)	$ 6	$ (23)
Geophysical Services	(142)	(75)	(243)	(86)
Infrastructure Development	-	(5)	-	(7)
Total segments	(142)	(104)	(237)	(116)
Corporate interest expense	(562)	-	(1,072)	-
Total consolidated	$ (704)	$ (104)	$ (1,309)	$ (116)

Loss from Equity Method Investees
Vessel Operations	$ -	$ -	$	$ -
Geophysical Services	-	-	-	-
Infrastructure Development	(22)	-	(128)	-
Total segments	(22)	-	(128)	-
Corporate income (loss)	-	-	-	-
Total consolidated	$ (22)	$ -	$ (128)	$ -

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$ (3,831)	$ (870)	$ (3,997)	$ (807)
Geophysical Services	(2,924)	972	(1,628)	3,310
Infrastructure Development	(88)	(146)	(416)	(250)
Total segments	(6,843)	(44)	(6,041)	2,253
Corporate loss	(734)	(311)	(1,547)	(647)
Total consolidated	$ (7,577)	$ (355)	$ (7,588)	$ 1,606

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Benefit from (Provision for) Income Tax
Vessel Operations	$ 1,334	$ (204)	$ 1,301	$ (184)
Geophysical Services	(269)	(387)	(820)	(1,180)
Infrastructure Development	-	-	-	-
Total segments	1,065	(591)	481	(1,364)
Corporate provision for income tax	-	-	-	-
Total consolidated	$ 1,065	$ (591)	$ 481	$ (1,364)

Minority Interests in Loss (Income) of Consolidated Subsidiaries
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	123	267	217	(110)
Infrastructure Development	66	62	117	100
Total segments	189	329	334	(10)
Corporate minority interest	-	-	-	-
Total consolidated	$ 189	$ 329	$ 334	$ (10)

Segment Net Income (Loss)
Vessel Operations	$ (2,497)	$ (1,074)	$ (2,696)	$ (991)
Geophysical Services	(3,070)	852	(2,231)	2,020
Infrastructure Development	(22)	(84)	(299)	(150)
Total segments	(5,589)	(306)	(5,226)	879
Corporate loss	(734)	(311)	(1,547)	(647)
Total consolidated	$ (6,323)	$ (617)	$ (6,773)	$ 232

	March 31,	September 30,
Segment Assets	2009	2008
Vessel Operations	$ 29,149	$ 40,349
Geophysical Services	36,391	46,579
Infrastructure Development	69,722	44,443
Total segments	135,262	131,371
Corporate assets	86,687	83,593
Less intersegment investments	(86,411)	(84,336)
Total consolidated	$ 135,538	$ 130,628

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

Recent Developments

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially functional by February 2010, with final completion of the base occurring by December 2010.  Anticipated cost to construct the marine base is approximately $71,810.  We achieved this funding through a combination of debt and equity financing. In June 2007 Balykshi entered into a series of agreements with European Bank for Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and a $10,000 equity investment in the marine base in exchange for a 22% equity interest in our subsidiary Balykshi LLP. Funding of the EBRD debt and equity financing was contingent on us contributing our portion of the construction costs. By March 31, 2009, we had contributed $33,121 (more than the full amount required to be contributed). In December 2008 pursuant to an Investment Agreement, we received $10,000 from EBRD in exchange for a 22% interest in Balykshi LLP. In January 2009 we received $23,600 from EBRD as a partial debt financing.

Business Review

Each year from November to April our vessels are usually not engaged in active operations due to weather conditions in the north Caspian Sea. As a result we typically realize much lower revenues during our first and second fiscal quarters each year and we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens. This trend has been exaggerated in 2009 because the major CMOC contract generates very strong revenues when we are working, but none during the winter lay-off.

During the three and six months ended March 31, 2009, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2009	2008	% change	2009	2008	% change

VESSEL OPERATIONS
Operating Revenue	$ 2,125	$ 4,933	-57%	$ 11,536	$ 13,326	-13%
Pretax Operating Loss	(3,831)	(870)	340%	(3,997)	(807)	395%

GEOPHYSICAL SERVICES
Operating Revenue	$ 4,656	$ 6,080	-23%	$ 18,634	$ 13,006	43%
Pretax Operating Income/(Loss)	(2,924)	972	-401%	(1,628)	3,310	-149%

INFRASTRUCTURE
Operating Revenue	$ 263	$ 278	-5%	$ 589	$ 716	-18%
Pretax Operating Loss	(88)	(146)	-40%	(416)	(250)	66%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(734)	(311)	136%	(1,547)	(647)	139%

Summary of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Total revenue during the three months ended March 31, 2009 was $7,039 compared to $11,289 during the three months ended March 31, 2008, a decrease of 38%. This decrease in total revenue was mainly due to the fact that during the winter period no vessel revenues were received from the CMOC contract (this contract is not based on day rates but on the number of kilometers of seismic data acquired). Typically our contracts provide for a reduced standby rate during the winter period.

In our geophysical segment, the current economic downturn has led to a decrease in the volume of work and liquidity problems for some of our customers. As a result, our loss from operations during the second quarter of fiscal 2009 was $5,991 higher than that of the second quarter of fiscal 2008. However, we had built these factors into our forecasts and this trend was in line with our expectations. We expect our periods of highest activity during fiscal 2009 to be better than in previous years.

Our net results were negatively impacted by a $600 increase in interest expense, due to higher borrowings, and was again expected. The foreign exchange loss of $477 was caused by a sharp devaluation of the Kazakh Tenge in February 2009. This only affected US Dollar loans held in our geophysical division. Our other divisions operate primarily in US Dollars and Euros, so were insulated from the fall of the Tenge.

Vessel Operations

Second fiscal quarter revenue from vessel operations of $2,127 in 2009 decreased 57% year-on-year.  As noted above, this is the result of the CMOC project, which provides for no winter standby rate. Under the CMOC contract, when our vessels are inactive we receive no revenue. Revenue is generated according to the amount of seismic data captured. We believe the rates earned under the CMOC contract when the vessels are in operation will be more than enough to offset the lack of revenue during the winter. In the second fiscal quarter 2008, fourteen vessels earned standby revenue, compared with nine in second fiscal quarter 2009.

Six of our vessels were dry-docked in the second fiscal quarter 2009, compared with none in second fiscal quarter 2008. This contributed to a 6% decrease in vessel operating costs during the three months ended March 31, 2009. The devaluation of the Tenge led to lower operating costs for Tenge denominated expenditure. However, these decreases were partially off-set by a 20% increase in salaries for production staff. These employees are in high demand on the Caspian Sea and the devaluation had caused a decrease in their take home pay, particularly for staff resident in neighboring countries.

The vessels division realized a loss of $2,497 in the second fiscal quarter 2009, compared to a loss of $1,074 in the same quarter of fiscal 2008. All of our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue.

Geophysical Services

The revenue from geophysical services decreased by $1,424 or 23%, while operating costs increased by $1,050 or 47% during the three months ended March 31, 2009 compared to the same period ended March 31, 2008. This caused our margin to decrease from 63% in the second fiscal 2008 to 29% in the second fiscal 2009. The fall in revenue was due to the fact that most of our customers are Kazakh companies and they have been hit by reduced access to credit. We are currently targeting more stable international companies. The increase in costs was mostly due to an additional $784 net loss on the sale of seismic data recovered from a delinquent customer. We had retained title to the data acquired and succeeded in selling it to a new licensee, but at a lower price than had been anticipated. The devaluation of the Tenge also contributed to this loss.

During the quarter ended March 31, 2009 another of our geophysical customers, who owed us $2,200, encountered liquidity problems and we took possession of materials, including piping, belonging to the customer. These materials are currently being independently valued for sell in the future. We hope the value will be close to the amount owed but have taken a prudent approach and have increased our general provision for doubtful accounts by $1,000.

The geophysical services division realized a loss of $3,070 in the second fiscal quarter 2009, compared to a gain of $852 in the same quarter of fiscal 2008.

We expect revenues from geophysical services during our 2009 fiscal year will be higher than revenues realized during our 2008 fiscal year because of the seismic element in the CMOC project. Our other seismic operations will probably be at lower levels. The world economic slowdown has restricted credit available to some of our customers. We believe this potentially exposes us to greater risk of not getting paid for work performed. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk.

Infrastructure

We commenced construction of our marine base in the second quarter of fiscal 2008. Due to weather conditions, construction work slows during the winter period but, at this stage, we have reclaimed and leveled land, driven in pilings at the wharf area and laid the foundation of the breakwater. We expect the base to be partially operational by February 2010 and fully operational towards the end of 2010.

We also have a water-bottling facility, which realized a net loss of $22, but which is relatively insignificant to our overall results.

Corporate Administration

During the quarter ended March 31, 2009 net loss from corporate administration was $734 compared to a net loss of $311 during the quarter ended March 31, 2008. The increase in net loss during the quarter ended March 31, 2009 is mainly attributable to increased interest costs related to loans received during 2008.

General and Administrative Expenses

General and administrative expense increased by $1,011 or 36% for the quarter ended March 31, 2009, compared to the same period ended March 31, 2008. This increase is mainly the result of a $1,000 provision for general bad debt made during the quarter ended March 31, 2009.

Depreciation

Depreciation expense decreased 3% to $2,186 during the second fiscal quarter 2009 compared to the same quarter 2008. The increase in amortization of dry-docking costs was off-set by the effect of the lower Kazakh Tenge rate during February-March 2009, causing the U.S. dollar value of assets to diminish.

We are not planning major additional investments in the production capacity of our vessel and seismic divisions in the current fiscal year, though important dry-docking work may lead to higher depreciation expenses in upcoming fiscal quarters. We are concentrating our investments and cash resources on development of our marine base.

Exchange Loss

During the second fiscal quarter 2009 we realized an exchange loss of $477 compared to an exchange gain during the second fiscal quarter 2008 of $251. This loss is mostly due to revaluation of our debt denominated in US Dollars, following devaluation of the Kazakh Tenge in February 2009.

Six months ended March 31, 2009 compared to the six months ended March 31, 2008

Total revenue during the six months ended March 31, 2009 was $30,620 compared to $27,022 during the six months ended March 31, 2008, an increase of 13%. Geophysical revenue improved due to involvement in the CMOC contract, while vessel revenue slightly decreased due to the loss of standby revenues during the second fiscal quarter 2009.

Total operating expenses increased by $9,643 or 36% to $36,714 during the six months ended March 31, 2009 compared to the same period ended March 31, 2008. The increase was the result of having to subcontract work in the geophysical division and the fact that costs were incurred on the CMOC contract, but no revenue received during the winter standby. During the six months ended March 31, 2009, we collected revenues on behalf of our subcontractor, Veritas Caspian, then immediately remitted those funds to Veritas Caspian, which is shown as costs. This gave the impression of sales being made at zero margin. We also incurred significant unrecoverable VAT charges in the first quarter due to our CMOC sales being VAT-exempt. CMOC revenues were low in the second quarter, because of no standby rates, so unrecoverable VAT was not a problem.

During the six months ended March 31, 2009, loss from operations was $6,094 compared to $49 during the same period of 2008. Net loss during the six months ended March 31, 2009 was $6,773 compared to net income of $232 during the same period of 2008. The loss was expected because the seasonality of our revenues has been amplified by the lack of winter standby rates under the CMOC contract. Based on the structure of CMOC contract, we anticipate revenues will be high in the peak season and low during the winter.

Vessel Operations

During the six months ended March 31, 2009 revenue from vessel operations of $11,415 decreased by 14%.  During the second fiscal quarter 2009 six vessels were in dry-dock, most of them being employed in the CMOC project. The CMOC contract does not pay standby revenues, in contrast to our other vessel contracts. All our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue.

During the six months ended March 31, 2009 vessel operating costs increased by $430 or 4%, compared to the six months ended March 31, 2008. Payroll costs were higher as a result of more vessels in our fleet. This increase, however, was partially off-set by savings on costs denominated in Kazakh Tenge during February-March 2009. Also, as discussed above, six of our vessels were dry-docked during winter 2009, causing operating costs to decrease.

Vessel operations realized a loss of $2,696 during the six months ended March 31, 2009 compared to a loss of $991 during the same period 2008. The loss is typical for the slow winter period, particularly as our CMOC contract provides for no winter standby revenues. We expect the contract to be highly profitable once we recommence work and are paid for the data we acquire.

Geophysical Services

During the six months ended March 31, 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $3,596. Deducting the effects of this transaction, revenue from geophysical services increased by $2,032 or 16% during the six months ended March 31, 2009 compared to the same period ended March 31, 2008. Operating costs increased by $3,438 or 64% during the six months ended March 31, 2009 compared to the same period ended March 31, 2008. The timing of projects meant that TatArka and KMG did not have sufficient resources available to complete their contracts without the assistance of subcontractors. The cost of hiring these subcontractors contributed to the increase in operating costs during the six months ended March 31, 2009. We also realized a $784 net loss on the sale of seismic data recovered from a delinquent customer. This data was sold to a new licensee but at a lower value than had been anticipated.

We also recovered assets from another customer that was unable to pay us because of liquidity problems. This customer owed $2,200. These assets are currently being independently valued for future sell, but to be prudent, we have increased our general bad debt provision by $1,000 as of March 31, 2009.

The geophysical services division realized a loss of $2,231 during the six months ended March 31, 2009, compared to a gain of $2,020 during in the same period of fiscal 2008. The majority of this loss was due to the write-off of bad debts.

We expect revenues from geophysical services during our 2009 fiscal year will be higher than revenues realized during our 2008 fiscal year, because of the CMOC project. Our other seismic operations will probably be at lower levels. The world economic slowdown has restricted credit available to some of our customers. We believe this potentially exposes us to greater risk of not getting paid for work performed. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk.

Infrastructure

We commenced construction of our marine base in the second quarter of fiscal 2008. Due to weather conditions, construction work slows during the winter period but, at this stage, we have reclaimed and leveled land, driven in pilings at the wharf area and laid the foundation of the breakwater. We expect the base to be partially operational by February 2010 and fully operational towards the end of 2010.

We also have a water-bottling facility, which generated a net loss of $299, but which is relatively insignificant to our overall results.

Corporate Administration

During the six months ended March 31, 2009 net loss from corporate administration was $1,547 compared to $647 during the same period ended March 31, 2008. The increase in net loss during the quarter ended March 31, 2009 is mainly attributable to increased interest costs related to loans received during 2008.

General and Administrative Expenses

General and administrative expense increased by $1,641 for the six months ended March 31, 2009 compared to the same period ended March 31, 2008. The increase in general and administrative expense was mainly caused by a provision for $1,000 of general bad debt made during the quarter ended March 31, 2009, increases in wages, salaries and compensation from general inflation, merit-related increases and the amortization of shares previously issued to employees pursuant to our equity incentive program. During the period, we also replaced two senior employees. This resulted in a period of salary duplication as duties were systematically handed over.

Depreciation

Depreciation expense increased by $540 or 13% to $4,813 during the six months ended March 31, 2009 compared to the same period ended March 31, 2008. This increase was caused by an additional vessel in our fleet acquired during fiscal 2008 and more seismic equipment acquired over the past year and during the first fiscal quarter 2009. In addition, major dry-docking costs were incurred in the second quarter of 2009 resulting in increased depreciation expense.

We are not planning major additional investments in the production capacity of our vessel and seismic divisions in the current fiscal year, though important dry-docking work may lead to higher depreciation expenses in upcoming fiscal quarters. We are concentrating our investments and cash resources on development of our marine base.

Exchange Gain (Loss)

During the six months ended March 31, 2009 we realized an exchange loss of $764 compared to an exchange income of $231 during the same period ended March 31, 2008. This loss is mostly due to revaluation of our debt denominated in US Dollars, following devaluation of the Kazakh Tenge in February 2009.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be performed. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels not engaged into CMOC project, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during the six months ended March 31, 2009 and 2008.

	Period ended March 31,
	2009	2008

Net cash provided by operating activities	$ 1,586	$ 7,922
Net cash used in investing activities	(12,798)	(21,955)
Net cash provided by / (used in) financing activities	35,071	(135)
Effect of exchange rate changes on cash	741	21

Net Change in Cash	$ 24,600	$ (14,147)

Much of the change in cash for the six months to March 31, 2009 was due to proceeds from the EBRD equity investment in the amount of $10,000, proceeds from EBRD loan amounted $23,600 and receipt of partial funding of the loan from Great Circle in the amount of $7,500. Major cash outflow during this period represents the repayment of the $5,000 Petrolinvest loan.

Net cash flow from operations during the six months ended March 31, 2009 was lower than during the same period of 2008 because of the decrease in net income. Substantial cash inflow from our customers and related parties during the six months ended March 31, 2009 of $4,264 was fully off-set by the decreases in accounts payable and increase in prepaid expenses totaling $6,035.

Financing

During the fourth fiscal quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At March 31, 2009 the annual interest rate was equal to 7.66%. The note is due in July 2010. At March 31, 2009 KMG had repaid $429.

In fiscal 2008, TatArka borrowed $1,000 from a local bank. The note is collateralized by a corporate guarantee issued by Kazmorgeophysica and bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At March 31, 2009 the annual interest rate was equal to 7.66%. The note is due July 2009.

In fiscal 2009, Balykshi LLP borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi LLP. The loan bears interest at 5.5% per annum plus LIBOR at the date of interest calculation and is due in December 2014.

As mentioned above, in December 2008 pursuant to the Investment Agreement between the Company and EBRD, we received $10,000 from EBRD in exchange for a 22% interest in our subsidiary Balykshi LLP.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
		Less than			After
Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term Debt	$ 59,997	$ 3,020	$ 24,471	$ 25,426	$ 7,080
Long-term derivative put option	$ 10,000				10,000
Operating Leases - Vessels	$ 2,531	1,076	1,455	-	-
Operating Leases - Other than vessels	$ 1,166	1,166	-	-	-
Total	$ 73,694	$ 5,262	$ 25,926	$ 25,426	$ 17,080

Off-Balance Sheet Financing Arrangements

As of March 31, 2009 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect on our consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. We have not yet determined the effect on our consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have not yet determined the effect on our consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

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

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008, we commenced a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract is recognized when services are actually performed.

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

Receivables — In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. For new geophysical services customers, we typically require an advance payment and we retain the seismic data generated from these services until payment is made in full. We routinely review our accounts receivable balances and make provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if we determine it is likely that receivables will not be fully collected. We may also provide a general provision for accounts receivables based on existing economic conditions.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At March 31, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes. Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. No interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, we will include these amounts related to unrecognized tax benefits in income tax expense.

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

(c) “Bad debt reserves” for tax purposes of U.S. savings and loan associations (and other “qualified” thrift lenders)

Dry-docking Costs — Our vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessels for certification are deferred and amortized over the period until the next dry-docking, generally 24 months. Dry-docking costs are comprised of painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Effects of Inflation

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, it is usually less affected by these trends. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry increase.

A devaluation of the local currency occurred during the second fiscal quarter of 2009. We do not believe this will have an immediate adverse effect on our operations as most of the revenues in our vessel division are derived in U.S. Dollars and Euros. The majority of our costs are denominated in Tenge and should be reduced. Most of the costs and revenues in our geophysical division are in Tenge and should, therefore, offset each other.

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

Risk of Bad Debts

The world economic slowdown has restricted credit available to some of our customers. We believe this potentially exposes us to greater risk of not getting paid for work performed. This is most evident in our geophysical division, where most of the customers are local and rely on Kazakh banks for financing. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk and we are targeting international companies for new business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and our board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 was completed, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended March 31, 2009 there were no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K/A filed on January 16, 2009.

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

CASPIAN SERVICES, INC.

Date:	May 15, 2009	By:	/s/ Kerry Doyle
Kerry Doyle
Chief Executive Officer

Date:	May 15, 2009	By:	/s/ John Baile
John Baile
Chief Financial Officer