Form 10-Q
period 2009-06-30
CASPIAN SERVICES INC
filed 2009-08-14
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐ No ☒

As of August 10, 2009, the registrant had 51,135,042 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share data)
	June 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash	$ 32,008	$ 4,461
Trade accounts receivable, net of allowance of $1,797 and $1,000, respectively	21,265	18,136
Trade accounts receivable from related parties	3,873	5,601
Other receivables, net of allowance of $17 and $17, respectively	851	1,252
Notes receivable from related parties, current portion	100	125
Inventories, net of impairment allowance of $1,000 and $0, respectively	2,163	4,083
Prepaid taxes	2,292	2,145
Advances paid	322	1,068
Deferred tax assets	3,025	1,902
Deferred expenses	195	-
Prepaid expenses and other current assets	703	639
Total Current Assets	66,797	39,412
Vessels, equipment and property, net	72,511	82,409
Drydocking costs, net	1,905	519
Goodwill	4,398	5,522
Intangible assets, net	140	213
Long-term prepaid taxes	2,780	1,724
Investments	474	829
Long-term other receivables, net of current portion	1,128	-
Total Assets	$ 150,133	$ 130,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 7,611	$ 7,870
Accounts payable to related parties	9,290	1,554
Accrued expenses	2,846	2,754
Accrued taxes	2,940	899
Deferred revenue	533	1,428
Obligations under capital lease - current portion	-	318
Notes payable - related parties	315	600
Long-term debt - current portion	1,897	7,288
Total Current Liabilities	25,432	22,711
Long-term debt - net current portion	57,474	24,762
Long-term derivative put option liability	10,000	-
Long-term deferred income tax liability	1,971	2,295
Total Liabilities	94,877	49,768
Minority Interests in Consolidated Subsidiaries	2,045	2,383
Shareholders' Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,135,042 shares issued and outstanding, respectively	51	51
Additional paid-in capital	64,299	63,921
Retained earnings	6,427	9,716
Accumulated other comprehensive income/(loss)	(17,566)	4,789
Total Shareholders’ Equity	53,211	78,477
Total Liabilities and Shareholders' Equity	$ 150,133	$ 130,628

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2009	2008	2009	2008

Revenues
Vessel revenues	$ 17,403	$ 11,110	$ 28,818	$ 24,436
Geophysical service revenues	14,251	5,018	32,885	18,024
Product sales	407	375	978	1,065
Total Revenues	32,061	16,503	62,681	43,525

Operating Expenses
Vessel operating costs	9,757	8,131	20,814	18,758
Cost of geophysical service revenues	10,021	2,558	22,435	7,938
Cost of product sold	245	230	597	585
Depreciation and amortization of dry-dock costs	1,995	2,292	6,808	6,565
General and administrative expense	4,063	4,129	12,141	10,566
Total Costs and Operating Expenses	26,081	17,340	62,795	44,412
Income/(Loss) from Operations	5,980	(837)	(114)	(887)

Other Income (Expense)
Interest expense	(559)	(119)	(1,868)	(235)
Foreign currency transaction income (loss)	186	(164)	(578)	67
Interest income	83	8	208	109
Loss from equity method investees	(73)	(4)	(201)	(4)
Net other non-operating income	121	629	703	2,068
Net Other Income (Expense)	(242)	350	(1,736)	2,005

Income (Loss) Before Income Tax and Minority Interests	5,738	(487)	(1,850)	1,118
Benefit from (provision for) income tax	(2,293)	116	(1,812)	(1,248)
Minority interests in loss of consolidated subsidiaries	39	325	373	315
Net Income (Loss)	$ 3,484	$ (46)	$ (3,289)	$ 185
Basic Income (Loss) Per Common Share	$ 0.07	$ (0.00)	$ (0.06)	$ 0.00
Diluted Income (Loss) Per Common Share	$ 0.05	$ (0.00)	$ (0.06)	$ 0.00

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)/income	$ (3,289)	$ 185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of property and equipment	87	182
Inventory allowance	1,000	-
Depreciation and amortization of drydocking costs	6,808	6,565
Minority interest in loss of consolidated subsidiaries	(373)	(315)
Net loss in equity method investees	201	4
Foreign currency transaction income (loss)	578	(67)
Stock based compensation	459	931
Changes in current assets and liabilities:
Trade accounts receivable	(5,582)	(5,378)
Provision for trade accounts receivable	797	126
Trade accounts receivable from related parties	1,501	(3,553)
Other receivables	(163)	4,398
Inventories	205	(300)
Deferred expenses	(195)	-
Prepaid expenses and other current assets	(3,503)	(2,419)
Accounts payable and accrued expenses	4,464	5,820
Accounts payable to related parties	9,170	1,655
Accrued taxes	2,712	(368)
Deferred revenue	(835)	1,208
Net cash provided by operating activities	$ 14,042	$ 8,674

Cash flows from investing activities:
Investment in joint venture	(1,376)	(880)
Collections on related party notes receivable	-	539
Proceeds from sale of property and equipment	19	143
Payments to purchase vessels, equipment and property	(16,803)	(28,949)
Net cash used in investing activities	$ (18,160)	$ (29,147)

Cash flows from financing activities:
Proceeds from issuance of put option liability	10,000	-
Proceeds from issuance of short-term debt to related parties	312	1,251
Proceeds from issuance of long-term debt	31,100	20,032
Principal payments on notes payable - related parties	(600)	-
Principal payments on long-term debt	(6,857)	(683)
Net cash provided by financing activities	$ 33,955	$ 20,600
Effect of exchange rate changes on cash	(2,290)	8
Net change in cash	27,547	135
Cash at beginning of period	4,461	15,470
Cash at end of period	$ 32,008	$ 15,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 418	$ 61
Cash paid for income tax	$ 1,709	$ 2,074

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 (UNAUDITED)

(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K/A filed on January 16, 2009. Operating results for the nine-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Basic and Diluted Income (Loss) Per Common Share – Basic income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares. The Company does not include any potentially issuable shares that are anti-dilutive.

For the nine months ended June 30, 2009, 4,500,108 options and warrants, 152,259 non-vested restricted shares and 13,043,478 shares related to convertible debt were not included in the computation of diluted loss per common share because they would be anti-dilutive due to the period’s loss. For the three months ended June 30, 2009, the Company had 4,500,108, options and warrants that were not included in the computation of diluted income per common share as the exercise price of the options and warrants was in excess of the market value of the common stock.

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

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average common shares outstanding	51,135,042	50,715,223	51,135,042	50,566,448
Effect of dilutive securities and convertible debt:
Options	n/a	n/a	n/a	-
Non-vested restricted stock grant	152,259	n/a	n/a	74,387
Convertible debt	13,043,478	n/a	n/a	758,372
Diluted weighted-average common shares outstanding	64,330,779	50,715,223	51,135,042	51,399,207

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

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

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

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

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

In October 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141 (R)-1). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 141(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In March 2009, the FASB issued EITF No. 08-1, Revenue Arrangements with Multiple Deliverable (EITF No. 08-1). EITF No. 08-1 provides guidance on accounting for revenue arrangements that provide for multiple payment streams. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF No. 08-1.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FAS APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP APB 14-1.

In May 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plans (FSP FAS 132(R)-1). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The disclosures about plan assets required by FSP FAS 132 (R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132 (R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP FAS 132 (R)-1 is permitted. The technical amendment to Statement 132(R) (see paragraph B1(c)) is effective upon issuance of this FSP. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 132(R)-1.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 requires more disclosure about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 166.

In May 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended) (FAS 168). FAS 168 replaces SFAS 162, Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principals (GAAP). FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FAS 168.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The Company expects the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially completed and functional by February 2010, with final completion of the base occurring by December 2010. The Company is currently assessing the final configuration of the base and the services to ultimately be provided.

The Company is funding construction through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi LLP. Funding of EBRD debt and equity financing was contingent on the Company contributing its portion of the construction costs. By December 31, 2008, the Company had contributed $33,121 (more than the full amount required to be contributed under the EBRD agreements). In December 2008 EBRD made the $10,000 equity investment in Balykshi LLP. In January 2009, $23,600 was received from EBRD as a partial debt financing. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

During the nine months ended June 30, 2009 and 2008, the Company incurred construction costs of $12,575 and $20,684, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $2,577 and $0 for the nine months ended June 30, 2009 and 2008, respectively.

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

In accordance with the provisions of Financial Accounting Standard (FAS) 150, the put option is an unconditional obligation and is measured at its fair value. The fair value was determined based on an estimate of the amount of cash that would be required to settle the liability. All of the $10,000 of proceeds from the equity financing were allocated to the put option, which is classified as a liability and none of the proceeds were allocated to the 22% equity interest in Balykshi LLP. At each future balance sheet date, the put option will be remeasured and adjusted to its fair market value with the change going through the statement of operations. At June 30, 2009 the Company concluded the value of the put option remained $10,000.

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

NOTE 3 – LONG-TERM DEBT

During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At June 30, 2009 the annual interest rate was equal to 6.54%. The note is due in July 2010. At June 30, 2009 KMG repaid $857.

During the third fiscal quarter 2009, the Company borrowed $112 from Mars, a company related through the Chairman of Board Directors of the Company. The loan bears interest at 0% and is due in September 2009.

During the third fiscal quarter 2009, the Company borrowed $200 from Veritas-Caspian , a related party. The loan bears interest at 15% and is due in November 2009.

In fiscal 2009, the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi LLP. The loan bears interest at 5.5% per annum plus LIBOR at the date of interest calculation and is due in December 2014.

Long-term debt consists of the following:

	June 30, 2009	September 30, 2008
Bank loan and accrued interest bearing interest at 6% p.a.
+ LIBOR due July 2010; secured by corporate guarantee	$2,143	$2,984
issued by TatArka and seismic equipment

Bank loan bearing interest at 6% p.a. + LIBOR settled during
the nine months ended June 30, 2009	-	1,002

Loans from institutions other than banks at 4.81%
due July 2008, settled in November 2008	-	5,000

Convertible loans and accrued interest from
institutions other than banks at 13%	16,987	15,492
due June 2011

Convertible loans and accrued interest
from institutions other than banks at 13%	16,459	7,572
due December 2011

Notes payable to Related parties at 0%
due September 2009	112	-

Loans from institutions other than banks at 12%
settled in December 2008	-	600

Loans from related parties at 15%
due November 2009	203	-

Bank loan bearing interest at 5.5% p.a. + LIBOR
due December 2014; secured by property and bank accounts	23,782	-
Total Long-term Debt	59,686	32,650
Less: Current Portion	2,212	7,888
Long-term Debt - Net of Current Portion	$ 57,474	$ 24,762

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

Compensation expense charged against income for stock-based awards during the three and nine months ended June 30, 2009 was $93 and $459, as compared to $569 and $931 during the three and nine months ended June 30, 2008, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at June 30, 2009 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value

Non-vested at September 30, 2008	321,491	$2.50
Stock grant	-
Stock vested	(169,232)	$2.50
Stock forfeited	-
Non-vested at June 30, 2009	152,259	$2.50

As of June 30, 2009 unamortized deferred compensation was equal to $202 and will be amortized over the weighted average remaining term of 0.9 years. The value of the non-vested stock under the plan at June 30, 2009 is $107 based on June 30, 2009 value at $0.25 per share.

During the nine months ended June 30, 2009  1,000,000 warrants expired.

NOTE 5 — COMPREHENSIVE INCOME/LOSS

Total comprehensive income (loss) consists of net income (loss) and changes in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in shareholders’ equity and consists of foreign currency translation adjustments.

Total comprehensive income for the three months ended June 30, 2009 was $3,948 and total comprehensive loss for the nine months ended June 30, 2009 was $25,644. Of this amount, the income from foreign currency translation adjustment for the three months ended June 30, 2009 was $464 and the loss for the nine months ended June 30, 2009 was $22,355. This loss from foreign currency translation adjustment was due to sharp devaluation of the Kazakh Tenge in February 2009.

Total comprehensive income (loss) for the three and nine months ended June 30, 2008 was ($587) and $154, respectively.

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

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of June 30, 2009 the amount of purchase commitments was equal to $18,761.

During the nine months ended June 30, 2009 TatArka entered into agreements with third parties for supply of equipment and spare parts. As of June 30, 2009 the amount of purchase commitments was equal to $204.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2009 and 2008 the Company recognized revenue from seismic work performed for an entity under common management (Bolz LLP) of $0 and $2,026, respectively.

During the nine months ended June 30, 2009 and 2008 the Company incurred $11,866 and $0 of geophysical service costs, respectively, to an entity related through common ownership (Veritas-Caspian). During the nine months ended June 30, 2009 and 2008 the Company paid $7,241 and $0 for seismic services, respectively. The Company also recognized revenue from the same entity of $2,748 and $11,236 for seismic services, vessel rental and cost reimbursement during the nine months ended June 30, 2009 and 2008, respectively.

During the nine months ended June 30, 2009 and 2008 the Company paid an entity under common management (KazakhstanCaspiShelf) $1,181 and $582, respectively, for vessel and equipment rental, seismic services and purchases of assets. The Company also performed seismic works and rented equipment to this entity in the amount of $476 and $1,683, respectively. This entity performed seismic services for the Company in the amount of $1,807 and $549 during the periods ended June 30, 2009 and 2008, respectively. In September 2008 the Company purchased an additional 29% interest in KMG for $2,900 from KazakhstanCaspiShelf.

During the nine months ended June 30, 2009 and 2008 the Company paid an entity related through common ownership (Help LLP) $376 and $2,017, respectively, in operating expenses for corporate travel and visa support.

Accounts receivable from related parties consist of the following:

Related party's Name	Description	June 30, 2009	September 30, 2008

Bolz LLP	Seismic services	$ 3,242	$ 4,485
Veritas Caspian	Vessel rental and cost reimbursement	-	459
Erkin Oil	Geological services	233	292
Officers	Travel	201	227
Others	Services provided	197	138
TOTAL		$ 3,873	$ 5,601

Accounts payable due to related parties consist of the following:

Related party's Name	Description	June 30, 2009	September 30, 2008

Veritas Caspian	Seismic services	$ 8,876	$ -
KazakhstanCaspiShelf	Seismic services	-	1,025
Help LLP	Transportation and legal services	260	242
Officers	Payroll and travel	67	157
Others	Services received	87	130
TOTAL		$ 9,290	$ 1,554

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Capital Expenditures
Vessel Operations	$ (188)	$ 2,974	$ 3,280	$ 11,370
Geophysical Services	681	544	1,372	5,637
Infrastructure Development	4,868	3,349	12,151	11,937
Total segments	5,361	6,867	16,803	28,944
Corporate assets	-	1	-	3
Less intersegment investments	-	-	-	-
Total consolidated	$ 5,361	$ 6,868	$ 16,803	$ 28,947

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Vessel Operations	$ 17,404	$ 11,266	$ 28,940	$ 24,592
Geophysical Services	14,251	5,053	32,885	18,059
Infrastructure Development	409	391	998	1,107
Total segments	32,064	16,710	62,823	43,758
Corporate revenue	-	94	-	94
Less intersegment revenues	(3)	(301)	(142)	(327)
Total consolidated	$ 32,061	$ 16,503	$ 62,681	$ 43,525

Depreciation and Amortization
Vessel Operations	$ (1,031)	$ (867)	$ (3,162)	$ (2,458)
Geophysical Services	(944)	(1,317)	(3,422)	(3,781)
Infrastructure Development	(18)	(109)	(219)	(321)
Total segments	(1,993)	(2,293)	(6,803)	(6,560)
Corporate depreciation and amortization	(2)	1	(5)	(5)
Total consolidated	$ (1,995)	$ (2,292)	$ (6,808)	$ (6,565)

Interest expense
Vessel Operations	$ (3)	$ (12)	$ 3	$ (35)
Geophysical Services	(109)	(7)	(352)	(93)
Infrastructure Development	-	(15)	-	(22)
Total segments	(112)	(34)	(349)	(150)
Corporate interest expense	(447)	(85)	(1,519)	(85)
Total consolidated	$ (559)	$ (119)	$ (1,868)	$ (235)

Loss from Equity Method Investees
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Infrastructure Development	(73)	(4)	(201)	(4)
Total segments	(73)	(4)	(201)	(4)
Corporate income (loss)	-	-	-	-
Total consolidated	$ (73)	$ (4)	$ (201)	$ (4)

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$ 4,623	$ 897	$ 626	$ 89
Geophysical Services	1,631	(389)	3	2,921
Infrastructure Development	73	(117)	(343)	(367)
Total segments	6,327	391	286	2,643
Corporate loss	(589)	(878)	(2,136)	(1,525)
Total consolidated	$ 5,738	$ (487)	$ (1,850)	$ 1,118

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Benefit from (Provision for) Income Tax
Vessel Operations	$ (1,751)	$ 61	$ (450)	$ (123)
Geophysical Services	(542)	55	(1,362)	(1,125)
Infrastructure Development	-	-	-	-
Total segments	(2,293)	116	(1,812)	(1,248)
Corporate provision for income tax	-	-	-	-
Total consolidated	$ (2,293)	$ 116	$ (1,812)	$ (1,248)

Minority Interests in Loss (Income) of Consolidated Subsidiaries
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	52	289	269	179
Infrastructure Development	(13)	36	104	136
Total segments	39	325	373	315
Corporate minority interest	-	-	-	-
Total consolidated	$ 39	$ 325	$ 373	$ 315

Segment Net Income (Loss)
Vessel Operations	$ 2,872	$ 958	$ 176	$ (34)
Geophysical Services	1,141	(45)	(1,090)	1,975
Infrastructure Development	59	(81)	(240)	(231)
Total segments	4,072	832	(1,154)	1,710
Corporate loss	(588)	(878)	(2,135)	(1,525)
Total consolidated	$ 3,484	$ (46)	$ (3,289)	$ 185

	June 30,	September 30,
Segment Assets	2009	2008
Vessel Operations	$ 42,863	$ 40,349
Geophysical Services	36,869	46,579
Infrastructure Development	70,199	44,443
Total segments	149,931	131,371
Corporate assets	87,594	83,593
Less intersegment investments	(87,392)	(84,336)
Total consolidated	$ 150,133	$ 130,628

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

Forward Looking Information and Cautionary Statements

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations. Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; growth of our competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore and onshore exploration, development and production; changing customer demands for different vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; development of and demand for our marine base, our ability to obtain future governmental approvals; instability of global financial markets and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,”“intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed and discussed herein and in our Annual Report on Form 10-K/A for the year ended September 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on January 16, 2009 and elsewhere in this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and our Annual Report on Form 10-K/A for the year ended September 30, 2008, filed with the SEC on January 16, 2009.

Recent Developments

We are continuing with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. We expect the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area to be partially completed and functional by February 2010, with final completion of the base occurring by December 2010. We are currently assessing the final configuration of the base and the services to ultimately be provided. This review is necessary as there have been developments in customer requirements, in competing facilities and in the general economy during the years since the land was acquired. The scenarios being considered are:

•	A construction support center
•	A multi-user site
•	Pipe lay, coating and storage facility
•	Piling and coating operation.

Depending on the outcome of this review, it is possible our capital expenditures may be lower than the $71,810 originally anticipated, perhaps by as much as $13,000 to $16,000. We continue to expect the base to be a significant source of profit and cash in the years ahead.

Business Review

Each year from November to April our vessels are usually not engaged in active operations due to weather conditions in the north Caspian Sea. As a result we typically realize much lower revenues during our first and second fiscal quarters each year and we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens. This trend has been exaggerated in 2009 because the CMOC project, which currently charters about 50% of our vessel fleet, generates very strong revenues when our vessels are working, but none during the winter lay-off.

During the three and nine months ended June 30, 2009, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure.

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2009	2008	% change	2009	2008	% change

VESSEL OPERATIONS
Operating Revenue	$ 17,404	$ 11,266	54%	$ 28,940	$ 24,592	18%
Pretax Operating Income	4,623	897	415%	626	89	603%

GEOPHYSICAL SERVICES
Operating Revenue	$ 14,251	$ 5,053	182%	$ 32,885	$ 18,059	82%
Pretax Operating Income/(Loss)	1,631	(389)	519%	3	2,921	-100%

INFRASTRUCTURE
Operating Revenue	$ 409	$ 391	5%	$ 998	$ 1,107	-10%
Pretax Operating Income (Loss)	73	(117)	163%	(343)	(367)	7%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ 94	n/a	$ -	$ 94	n/a
Pretax Operating Loss	(589)	(878)	33%	(2,136)	(1,525)	-40%

Summary of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Total revenue during the three months ended June 30, 2009 was $32,061 compared to $16,503 during the three months ended June 30, 2008, an increase of 94%. This increase was mainly caused by revenues generated by the CMOC project, which contributed $18,757 or 59% to the total revenue for the third fiscal quarter.

The higher than average operating margin of the CMOC project, when our vessels are in service, resulted in income from operations of $5,980 for the third quarter of fiscal 2009 in contrast to a loss of $837 during the same quarter of fiscal 2008. The result might have been even better but in our geophysical segment the current economic downturn has led to a decrease in the volume of work and liquidity problems for some of our customers. As a consequence of the current economic environment, we increased our bad debt provision by an additional $1,000 to cover this risk.

Total costs and operating expenses increased by $8,741 or 50% to $26,081 during the three months ended June 30, 2009 compared to the same period ended June 30, 2008. This increase is mainly attributable to 292% increase in cost of geophysical services revenue, which was caused by our sub-contracting geophysical works for the CMOC project to Veritas-Caspian.

Net income during the three months ended June 30, 2009 was $3,484, compared with a net loss of $46, during the same period ended June 30, 2008.

Vessel Operations

Third fiscal quarter revenue from vessel operations of $17,403 in 2009 increased 57% year-on-year.  As noted above, this is the result of the CMOC project, where the revenue is generated according to the amount of seismic data captured.

The vessel operating costs during the third fiscal quarter 2009 increased by 20% year-on-year to $9,757. This increase was primarily the result of the greater volume of work we carried out and because certain costs, most notably fuel, were not passed on to the client. There was also an increase in salaries for production staff. These employees are in high demand on the Caspian Sea and the Tenge devaluation by the national bank of Kazakhstan in February 2009 caused a decrease in employee take home pay, particularly for staff residing in neighboring countries. The increase in Tenge salaries was partially offset by the new exchange rate, leading to a lower US Dollar value when converted.

The vessels division realized income of $4,623 in the third fiscal quarter 2009, compared to income of $897 in the same quarter of fiscal 2008. All of our vessels are contracted to the end of the current fiscal year, so we expect strong vessel revenue during our fourth fiscal quarter.

Geophysical Services

During the third quarter of fiscal 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $8,270. Deducting the effects of this transaction, revenue from geophysical services increased by $963 or 20% during the three months ended June 30, 2009 compared to the same three months period ended June 30, 2008. Operating costs, deducting the effect of Veritas-Caspian costs, decreased by $807 or 32% during the three months ended June 30, 2009 compared to the same period ended June 30, 2008. The decrease in operating costs during the third quarter of fiscal 2009 is mostly caused by the effect of the Tenge devaluation.

During the quarter ended June 30, 2009 another of our geophysical customers, who owed us $3,200, encountered liquidity problems and we are pursuing legal action to recover the amounts we are owed. We had already set up a provision against this customer and other potential problems. We have continued with this prudent approach and have increased the provision by $1,000 in this quarter.

The geophysical services division realized an income of $1,631 in the third fiscal quarter 2009, compared to a loss of $389 in the same quarter of fiscal 2008.

We expect revenues from geophysical services during our 2009 fiscal year will be higher than revenues realized during our 2008 fiscal year, because of the seismic element in the CMOC project. Our other seismic operations will probably be at similar or lower levels. The world economic slowdown has restricted credit available to some of our customers. We believe this potentially exposes us to greater risk of not getting paid for work performed. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk.

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

We also have a water-bottling facility, which realized a net income of $73, but which is relatively insignificant to our overall results.

Corporate Administration

During the quarter ended June 30, 2009 net loss from corporate administration was $589 compared to a net loss of $878 during the quarter ended June 30, 2008. This decrease in net loss during the quarter ended June 30, 2009 was mainly due to the effect of $750 of compensation expense recognized during the quarter ended June 30, 2008. These expenses where incurred due to the introduction of restricted share grant scheme in the previous year, giving a one time charge, which has not been repeated this year. This reduction was partially offset by increased interest costs related to loans received during 2008.

General and Administrative Expenses

General and administrative expense remained on the same level in the third fiscal quarter 2009. The increase in provision for general bad debt of $1,000 made during the quarter ended June 30, 2009 was partially offset by lower compensation expense.

Depreciation and Amortization of Dry-Dock Costs

Overall, depreciation and amortization of dry-dock costs decreased 13% to $1,995 during the third fiscal quarter 2009 compared to the same quarter 2008. An increase in amortization of dry-docking costs was offset by the effect of the lower Kazakh Tenge rate during the third fiscal quarter 2009, causing the U.S. dollar value of assets to diminish.

We are not planning major additional investments in the production capacity of our vessel and seismic divisions in the current fiscal year.

Exchange Gain (Loss)

During the third fiscal quarter 2009 we realized an exchange gain of $186 compared to an exchange loss during the third fiscal quarter 2008 of $164. This gain is mostly due to revaluation of our debt denominated in US Dollars.

Nine months ended June 30, 2009 compared to the nine months ended June 30, 2008

Total revenue during the nine months ended June 30, 2009 was $62,681 compared to $43,525 during the nine months ended June 30, 2008, an increase of 44%. Revenue improved mostly due to our involvement in the CMOC project.

Total operating expenses increased by $18,383 or 41% to $62,795 during the nine months ended June 30, 2009 compared to the same period ended June 30, 2008. The increase is caused mainly by the fact that we collected revenues on behalf of our subcontractor, Veritas-Caspian, then immediately remitted those funds to Veritas-Caspian. The transaction gave rise to revenues and costs of an identical value, giving the impression of sales being made at zero margin. We also incurred significant unrecoverable VAT charges in the first quarter due to our CMOC sales being VAT-exempt. Kazakh legislation does not allow input VAT to be fully reclaimed from VAT-exempt customers, which is the case with CMOC. VAT is reimbursed on a pro rata basis. This resulted in less reimbursable VAT and therefore more VAT expensed. Further, the increase in expenses was partially the result of having to subcontract work in the geophysical division during the first fiscal quarter 2009.

During the nine months ended June 30, 2009, loss from operations was $114 compared to $887 during the same period of 2008. Net loss during the nine months ended June 30, 2009 was $3,289 compared to net income of $185 during the same period of 2008. The loss was expected because the seasonality of our revenues has been amplified by the lack of winter standby rates under the CMOC contract during the second fiscal quarter 2009. Based on the structure of the CMOC contract, we anticipate revenues will be high during the work season and low during the winter. Much of the shortfall has already been recovered in the third quarter. Another major reason for the loss in fiscal 2009 is the increase in interest expense due to our higher debt load. The Kazakh Tenge devaluation by the national bank of Kazakhstan, which happened in February 2009, gave rise to the loss from foreign currency transactions.

Vessel Operations

During the nine months ended June 30, 2009 revenue from vessel operations of $28,818 increased by 18%.  This is explained by our involvement in the CMOC project, ensuring higher than average rates. This increased despite the fact that the CMOC contract did not pay standby revenues during the winter period, in contrast to our other vessel contracts. All our vessels are contracted to the end of the current fiscal year, so we continue to expect strong revenue.

During the nine months ended June 30, 2009 vessel operating costs increased by $2,056 or 11%, compared to the nine months ended June 30, 2008. This was mostly due to the fact that a greater volume of work was carried out and because certain costs, most notably fuel, were not passed on to the client. Payroll costs were higher as a result of salary grade increases. This increase, however, was partially offset by savings on costs denominated in Kazakh Tenge during February-June 2009. Another reason for the increase is an additional $870 for VAT expense in the first quarter.

Vessel operations realized net income of $176 during the nine months ended June 30, 2009 compared to a loss of $34 during the same period 2008. We expect further improvement in the result of vessel operations in the following quarter, as work on the CMOC project continues.

Geophysical Services

During the nine months ended June 30, 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $11,866. Deducting the effects of this transaction, revenue from geophysical services increased by $2,995 or 17% during the nine months ended June 30, 2009 compared to the same period ended June 30, 2008. Operating costs, excluding the effect of Veritas-Caspian costs, increased by $2,631 or 33% during the nine months ended June 30, 2009 compared to the same period ended June 30, 2008. The timing of projects meant that TatArka and KMG did not have sufficient resources available to complete their contracts without the assistance of subcontractors. The cost of hiring these subcontractors contributed to the increase in operating costs during the nine months ended June 30, 2009. We also realized a $784 net loss on the sale of seismic data recovered from a delinquent customer. This data was sold to a new licensee but at a lower value than had been anticipated.

Additionally, we recovered assets from another customer that was unable to pay us because of liquidity problems. This customer owed $2,200. These assets are currently being independently valued for future sale, but, based on internal estimates, we have recognized an inventory impairment loss of $1,000 as of June 30, 2009.

Further, during the nine months ended June 30, 2009 another of our geophysical customers, who owed us $3,200, encountered liquidity problems and we are now pursuing legal action to attempt to recover the amount we are owed. We had previously established a provision against this customer and other potential problems. We have continued with this approach and have increased the provision by $1,000 in this period.

The geophysical services division realized a loss of $1,090 during the nine months ended June 30, 2009, compared to a gain of $1,975 during the same period of fiscal 2008. The majority of this loss was due to the write-off of bad debts and inventory impairment loss.

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

We also have a water-bottling facility, which generated a net loss of $240, but which is relatively insignificant to our overall results.

Corporate Administration

During the nine months ended June 30, 2009 net loss from corporate administration was $2,136 compared to $1,525 during the same period ended June 30, 2008. The increase in net loss is mainly attributable to increased interest costs related to loans received during 2008.

General and Administrative Expenses

General and administrative expense increased by $1,575, or 15%, for the nine months ended June 30, 2009 compared to the same period ended June 30, 2008. The increase in general and administrative expense was mainly caused by a provision for $1,000 for general bad debt and inventory impairment loss of $1,000 made during the nine months ended June 30, 2009. There were also increases in wages, salaries and compensation from general inflation. During the period, we replaced two senior employees. This resulted in a period of salary duplication as duties were systematically handed over. This increase was partially offset by the effect of a $750 reduction in compensation expense, compared with the previous year. Expenses during the previous year were affected by a one time charge when the change to the new compensation scheme for key employees took place.

Depreciation and Amortization of Dry-Dock Costs

Depreciation and amortization of dry-dock costs increased $243, or 4%, to $6,808 during the nine months ended June 30, 2009 compared to the same period ended June 30, 2008. This increase was caused by an additional vessel in our fleet acquired during fiscal 2008 and more seismic equipment acquired over the past year and during the first fiscal quarter 2009.

We are not planning major additional investments in the production capacity of our vessel and seismic divisions in the current fiscal year.

Exchange Gain (Loss)

During the nine months ended June 30, 2009 we realized an exchange loss of $578 compared to an exchange gain of $67 during the same period ended June 30, 2008. This loss is mostly due to revaluation of our debt denominated in US Dollars, following devaluation of the Kazakh Tenge by the national bank in February 2009.

Cash Flow

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the north Caspian Sea region dictate when oil and gas exploration and development work can be performed. Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November. As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels not engaged in the CMOC project, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during the six months ended June 30, 2009 and 2008.

	Period ended June 30,
	2009	2008

Net cash provided by operating activities	$ 14,042	$ 8,674
Net cash used in investing activities	(18,160)	(29,147)
Net cash provided by financing activities	33,955	20,600
Effect of exchange rate changes on cash	(2,290)	8

Net Change in Cash	$ 27,547	$ 135

Much of the change in cash for the nine months ended June 30, 2009 was due to proceeds from the EBRD equity investment in the amount of $10,000, proceeds from the EBRD loan in the amount of $23,600 and receipt of partial funding of the loan from Great Circle in the amount of $7,500. Major cash outflow during this period represents the repayment of the $5,000 Petrolinvest loan and the payment of dry-dock expenses.

Financing

During the fourth fiscal quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus three-month LIBOR at the date of interest calculation. At June 30, 2009 the annual interest rate was equal to 6.54%. The note is due in July 2010. As of June 30, 2009 KMG had repaid $857.

During the third fiscal quarter of 2009, we borrowed $112 from Mars, a company related through the Chairman of our Board Directors, the loan bears interest at 0% and is due in September 2009.

During the third fiscal quarter of 2009, the Caspian Services Group Limited borrowed $200 from Veritas-Caspian. The loan bears interest at 15% and is due in November 2009.

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

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
		Less than			After
Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	5 years

Long-term debt	$59,686	$ 2,212	$24,495	$ 25,899	$ 7,080
Long-term derivative put option	$10,000	-	-	-	10,000
Operating leases - vessels	$ 4,315	2,460	1,855	-	-
Operating leases - other than vessels	$ 1,878	1,878	-	-	-
Total	$75,879	$ 6,550	$26,350	$ 25,899	$17,080

Off-Balance Sheet Financing Arrangements

As of June 30, 2009 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement. Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in stockholders’ equity, the minority interest in loss/(gain) would be included in consolidated net loss in the consolidated statement of operations, and the notes to the financial statements would include expanded disclosure regarding our ownership and of our noncontrolling interests.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed did not have a material impact on our consolidated financial statements. We are currently evaluating the effect of implementation of SFAS No. 157.

In October 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141 (R)-1). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 141(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In March 2009, the FASB issued EITF No. 08-1, Revenue Arrangements with Multiple Deliverable (EITF No. 08-1). EITF No. 08-1 provides guidance on accounting for revenue arrangements that provide for multiple payment streams. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. We have not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF No. 08-1.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FAS APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We have not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP APB 14-1.

In May 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plans (FSP FAS 132(R)-1). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The disclosures about plan assets required by FSP FAS 132 (R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132 (R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP FAS 132 (R)-1 is permitted. The technical amendment to Statement 132(R) (see paragraph B1(c)) is effective upon issuance of this FSP. We have not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 132(R)-1.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 requires more disclosure about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. We have not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 166.

In May 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended) (FAS 168). FAS 168 replaces SFAS 162, Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principals (GAAP). FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FAS 168.

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

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At June 30, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

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

A devaluation of the local currency occurred in February 2009. We do not believe this will have an immediate adverse effect on our operations as most of the revenues in our vessel division are derived in U.S. Dollars and Euros. The majority of our costs are denominated in Tenge and should be reduced. Most of the costs and revenues in our geophysical division are in Tenge and should, therefore, offset each other.

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

Risk of Bad Debt

The world economic slowdown has restricted credit available to some of our customers. We believe this has exposed us to greater risk of not getting paid for work performed. This is most evident in our geophysical division, where most of the customers are local and rely on Kazakh banks for financing. In an effort to control this credit risk, we will turn away customers who we believe expose us unnecessarily to such risk and we are targeting international companies for new business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and our board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 was completed, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended June 30, 2009 there were no material changes in the risk factors previously described in Item 1 to Part I of our Annual Report on Form 10-K/A filed on January 16, 2009.

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

CASPIAN SERVICES, INC.

Date:	August 14, 2009	By:	/s/ Kerry Doyle
Kerry Doyle
Chief Executive Officer

Date:	August 14, 2009	By:	/s/ John Baile
John Baile
Chief Financial Officer