Form 10-K
period 2009-09-30
CASPIAN SERVICES INC
filed 2009-12-29
CIK 1093430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ________ to _________

Commission File Number 000-33215

CASPIAN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 East 200 South, Suite 490
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

    ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                       ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,853,098.

As of December 10, 2009, the registrant had 51,527,542 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Forward Looking Statements

Certain statements contained herein including, but not limited to those relating to our negotiations for future charters and work contracts. future potential revenue, future expenses, changes in the composition of our vessel fleet, future growth of our vessel fleet, plans for and development of the marine base, our ability to obtain future governmental approvals, expansion of our operations, future equipment acquisitions, our ability to generate additional work, future demand for oil and gas, future commodity price environment, forecasts of the quantity and recoverability of oil and gas reserves in Kazakhstan and the Kazakhstan sector of the Caspian Sea, managing our asset base, integration of new technology into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings. capital resources and liquidity, projected cash flows from operations, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy that involve risk and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Developments

Unless otherwise indicated by the context, all dollar amounts stated in this annual report on Form 10-K are presented in thousands.

Towards the end of the fiscal 2008, we acquired an important project with CMOC / Shell for development of the Oman Pearls field. The contract was administered by Caspian and the seismic work was sub-contracted to Veritas-Caspian, our joint venture with CGG Veritas. This contract was not based on day rates but on the number of kilometers of seismic data acquired. The majority of the work for this project occurred during our 2009 fiscal year and utilized seven of our vessels.

Our subsidiary, Balykshi LLP, is currently developing a marine base in the Bay of Bautino, Kazakhstan. Construction of the marine base is being partially financed by the European Bank for Reconstruction and Development (“EBRD”).

On November 23, 2009 Balykshi and EBRD agreed to certain amendments to the original Loan Agreement between Balykshi and EBRD, which was entered into in 2007. Certain changes to the planned facilities of the marine base have been made which, we anticipate, will reduce the capital expenditures required to complete construction of the marine base. As a result of these changes, EBRD agreed to accept an early repayment of $11.8 million that had been loaned to Balykshi under the Loan Agreement, and waive certain covenants of the original loan agreement related to calculations of financial ratios. EBRD and Balykshi also agreed to reduce the total loan amount available under the Loan Agreement to $18.6 million and to combine the two loans into a single loan. EBRD agreed to a waiver of the partial prepayment fee provided for under the Loan Agreement in connection with the $11.8 million early repayment. Balykshi was, however, required to pay a loan restructuring fee of $93 thousand.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Caspian Sea. Our business focuses on three principal areas – Offshore Marine Services which are provided by our fleet of vessels; Geophysical Services and Infrastructure Development, including water desalinization. We manage our business through three wholly-owned British Virgin Island holding companies, Caspian Services Group Limited, Caspian Geophysics Limited and Caspian Real Estate Limited. Caspian Services Group Limited represents the marine services business provided by our vessel fleet. Through Caspian Geophysics we manage our geophysical services operations. Caspian Real Estate is our infrastructure development holding company. The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity:

Caspian Services, Inc.
100%
100%
100%
Caspian Services Group Limited
Marine Services
Caspian Geophysics Ltd.
Geophysical Services
Caspian Real Estate Ltd.
Infrastructure Development
100%
100%
80%
56%
78%
Caspian Services Group LLP
Marine operations
Tat-Arka LLP
Onshore seismic surveys
Kazmorgeophysica JSC
Offshore geophysical works
Bauta JSC
Desalinization Plant
Balykshi LLP
Marine Base
50%
20%
Veritas-Caspian LLP
Caspian Sea Seismic Data Bank Project (Joint Venture)
Mangistau Oblast Boat Yard LLP
Boat repair and drydocking services

Kazakhstan

Until 1991, the Republic of Kazakhstan was one of 15 distinct republics that comprised the former Soviet Union; Kazakhstan declared itself an independent nation on December 16, 1991.  Upon independence, Kazakhstan embarked on a course of political and monetary reforms that has resulted in the development of a market economy. As the country's economic outlook is improving, Kazakhstan is now considered to be the dominant state in Central Asia. The country is a member of many international organizations, including the United Nations, Commonwealth of Independent States (“CIS”), the Shanghai Co-operation Organization, and NATO's partnership for Peace. Recently Kazakhstan together with Russia and Belarus formed a customs union aimed at eliminating customs barriers in regional trade. In 2010, Kazakhstan will chair the Organization for Security and Co-operation in Europe.

Kazakhstan is a landlocked country that borders a significant part of the Caspian Sea, accessible primarily though the Russian Federation territory and its internal waterways.

Kazakhstan rests upon a large hydrocarbon basin. The Pre-Caspian and Pre-Salt Basins have hosted several large world-class discoveries including the Tengiz, Karachaganak and Kashagan fields. Many major western oil & gas exploration and production companies and national oil companies operate in Kazakhstan.

Petroleum Industry in Kazakhstan

Kazakhstan is an area of significant investment activity for the international oil and gas industry. The country’s proven reserves rank among the top 20 countries in the world with over 180 producing oil fields. Kazakhstan is estimated to contain between 9 and 40 billion barrels of oil and two trillion proven cubic meters of gas in place. In 2008, oil production was approximately 1.554 million bopd, of which nearly 1.325 million bopd was exported. Production is expected to increase to as much as 3.5 million bopd by 2015.

The entire Caspian Sea region has seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves.  Between 2003 and 2015, approximately 20.6 billion USD is expected to be invested in Kazakhstan’s offshore oil industry. To date, a significant percentage of the investment in Kazakhstan has been focused in the oil, gas and mineral industries. This includes investment in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, the Karachaganak field, with an estimated 2-6 billion barrels of oil and gas condensate reserves and the Kashagan field with 9-13 billion barrels of recoverable reserves.

Oil industry regulations in Kazakhstan have been codified in the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental.  The industry is regulated by the Ministry of Energy and Mineral Resources, which administers all contracts, licenses and investment programs. Kazakhstan is also a member of the International Maritime Organization (IMO) and is a signatory to most of the IMO conventions regulating safety and navigation, though in accordance with the international agreement signed by the Caspian littoral states, including the Russian Federation and Iran, only Caspian states’ flagged vessels are allowed to navigate in the Caspian Sea, a requirement that is applicable to international voyage, exploration and support fleets. The Caspian sea-bed rights are also divided among the littoral states and form national sectors of exclusive interests.

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

Our fleet is time chartered to oil and natural gas exploration and production companies working primarily in the Kazakh sector of the Caspian Sea. Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation. Vessel operating expenses are typically our responsibility except that the customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze. In return for providing time-chartered services, in most instances we are paid a daily rate of hire. We also provide additional support services for our accommodations vessels where we are able to charge fees for the accommodating and catering to the client’s personnel.

Listed below are the six vessel classes we operate along with a description of the type of vessels categorized in each class, the services the respective vessels perform and the number of vessels in each class we operate.

Supply Vessels.  Included in this class are towing supply vessels and supply vessels.  This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to offshore projects.  Supply vessels have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work.  We have one supply vessel in our fleet.

Seismic Source and Survey/UtilityVessels. Seismic source and survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies.  Our seismic source vessel is equipped with specialized seismic source and related equipment capable of emitting a large air-gun energy source at high pressure.  These vessels may also have accommodations and multiple day endurance.  We currently have one seismic source vessel and two survey/utility vessels.

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

During fiscal 2009, 98% of our vessel revenue came from four clients: CMOC – 60%, Saipem – 28%, Fugro – 6% and Veritas-Caspian – 4%.

Seven of our vessels spent most of fiscal 2009 on the CMOC / Shell contract providing 3D seismic data acquisition and processing services. The contract was administered by Caspian Services, Inc., who provided the vessels, and the seismic work was sub-contracted to Veritas-Caspian.

During fiscal 2009, we also had eight vessels on charter to Saipem, SpA.

Our competition varies from small regional companies to large international corporations and competition is intense. Currently, we have only one local Kazakh competitor. We also compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea. Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan. In addition, we have developed strong relationships with marine port operators and other local companies. Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors. All of our vessels maintain the Kazakhstan flag while operating in the Caspian Sea.

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

Historically, the complexity of modern marine seismic data collection methods in the environmentally sensitive, shallow waters of the north Caspian Sea, and the associated cost, has meant that only well situated local companies and large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan. We believe this trend is changing as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services. Additionally, the current laws of Kazakhstan require marine seismic services providers must meet the country’s local content requirements, either through local ownership or by partnership. The 20% owner of Kazmorgeophysica is 100% owned by Kazakh interests, which satisfies the local content requirement and gives Kazmorgeophysica an advantage over its international competitors.

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

We believe this project is a significant step forward for the Republic of Kazakhstan in its efforts to develop its offshore Caspian Sea hydrocarbon deposits.  Since 2006, Veritas-Caspian has acquired a total of 3,200 kilometers. This program was temporarily suspended in the fiscal 2009 as vessels were redeployed on the CMOC / Shell contract.

The combination of existing high quality seismic data packages and licensing rounds has proven very successful in a number of locations around the globe in ensuring maximum revenues from license blocks for the government while providing a transparent and efficient system of tenders for oil companies. When the government of the Republic of Kazakhstan opens licensing rounds Veritas-Caspian will be able to market the seismic data collected on behalf of the government, and Veritas-Caspian can begin to realize revenues generated through the sale of the seismic data it is gathering. Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks until December 2010 with the option to extend its rights through December 2015.

Revenue from the sale of the data will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs. In turn, revenue will be split between the joint-venture holders after Veritas-Caspian has recovered its costs.

Infrastructure Development

Water Desalinization

Bauta JSC

Through our subsidiary Caspian Real Estate Ltd. we own a 56% interest in Bauta JSC (“Bauta”), a joint venture that operates a water desalinization plant in the Port of Bautino. At the desalinization plant, Bauta purifies drinking water for sale in bulk and in bottles. Bauta provides bulk water to the local community at cost under an infrastructure agreement with the local government and provides water to oilfield camps in the region. Agip KCO is the largest buyer of bulk water from the plant. Bauta bottles and sells water in five liter and one-and-a half liter bottles. As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations, are seasonal, with most sales occurring during the work season. The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region.

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

We are funding construction through a combination of debt and equity financing. In June 2007 the Company entered into a series of agreements with EBRD, under which EBRD agreed to provide $32 million of debt financing and make an equity investment in the marine base in the amount of $10 million in exchange for a 22% equity interest in Balykshi. By December 31, 2008, we had contributed over $33 million (more than the full amount required to be contributed under the EBRD agreements). In December 2008 EBRD made the $10 million equity investment in Balykshi. In January 2009, $23.6 million was received from EBRD as a partial debt financing.

In connection with EBRD’s $10 million equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement. In the event there is a change in control of the Company, EBRD has the right to require the repurchase the equity interest at its fair market value. At September 30, 2009 we concluded the value of the put option was $10 million.

The Put Option Agreement contains an acceleration feature. Should Balykshi: (i) default on $1 million or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option. If accelerated, EBRD can require us to repurchase the $10 million equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. The acceleration feature of the Put Option Agreement is a conditional obligation and will be recognized as an adjustment to the carrying value of the put option liability if and when an event of default occurs.

The financing arrangements of the marine base were subsequently amended, as discussed above in the "Recent Developments" section.

Through the marine base we will offer a range of services, not only to our own fleet, but also to other vessel fleet operators in the region, as well as, to the large multi-national oil companies engaged in exploration and construction in the region.

Currently there are approximately 135 vessels and barges supporting the Agip KCO development of the Kashagan field. This number is expected to grow significantly over the next few years as pipeline laying, pile and flares, hookup and commissioning of projects commence. The number of operating personnel requiring support offshore is expected to reach approximately 4,000 in the short term.

Once completed, we plan to offer the following facilities and services at our Atash marine base:

•	Moorings for winter period
•	Wharf front crane pad for vessel loading/offloading
•	Boat Yard with vessel lifting facilities
•	Breakwater protection
•	Long-term berths
•	Main wharf area
•	Water storage facilities and vessel bunkering
•	Oily and waste water collection and storage facilities
•	Weighbridge facilities
•	Electrical power supply and distribution system
•	Security system
•	Fire-fighting system
•	Open lay-down storage area

       Additional services will depend on the requirements of our customers. We are currently discussing facilities with a number of interested parties.

Mangistau Oblast Boat Yard, LLP

Balykshi and two unrelated third parties formed Mangistau Oblast Boat Yard LLP (“MOBY’) for the purpose of constructing and operating a boat repair and dry-docking services yard to be located within our marine base. Balykshi holds a 20% equity interest in MOBY.

In August 2008 MOBY entered into a Loan Agreement with EBRD in the amount of $12.3 million (the “Loan”). In June 2009 in connection with the Loan Agreement, EBRD required certain parties, including Caspian Services, to execute a Deed of Guarantee and Indemnity (the “Guarantee”) guaranteeing repayment of the Loan. The Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009. For additional information regarding the Loan, the Guarantee and our obligations under the Guarantee please see “Off-balance Sheet Financing Arrangements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report

During fiscal 2009, the finger piers for the boat yard were completed and the travel lift has been commissioned and tested.

Safety and Risk Management

We are committed to ensuring the safety of our operations. Management regularly communicates with our personnel to promote safety and instill safe work habits through media and safety review sessions. We also regularly conduct safety training meetings for our seaman and staff personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. We employ safety personnel who are responsible for administering our safety programs.

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action. Any such event may result in a reduction in revenues or increased costs.

The worldwide threat of terrorist activity and other acts of war, or hostility, have increased the risk of political, economic and social instability. It is possible that acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. To date, we have not experienced any property losses as a result of terrorism, political instability or war.

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

Our principal customers are major oil and natural gas exploration, development and production companies or subcontractors of such companies. As noted above, our two largest customers accounted for 88% of our vessel revenues during the fiscal year ended September 30, 2009 and Agip KCO purchases the majority of the water we produce. We consider our operations to be dependent, at least in the short-term, on Agip KCO and Shell and their subcontractors.

Environmental Compliance

During the ordinary course of business our operations are subject to a wide variety of environmental laws and regulations. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company. We are proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard our vessels and at shore base locations. In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.

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

Employees

The Company and its subsidiaries currently employ approximately 840 full time employees. We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items with the United States Securities and Exchange Commission (“SEC”). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservicesinc.com. In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like Caspian Services.

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

Cost Overruns or Time Delays in Completing Construction of the Marine Base. While we have sought to include penalty provisions in our construction contracts designed to ensure construction of the marine base within our budget and projected timelines, we cannot completely protect ourselves against cost overruns and time delays in the construction process. Cost overruns or time delays could result in us having to divert funds from other projects to complete the marine base. Delays in completion of the marine base within the projected timelines could also result in deviations from projected marine base revenues and operating expenses discussed elsewhere in this report. Such delays could impact our projected results of operations and financial condition.

Marine Base Revenue and Expense Estimates may Differ Materially from Actual Results. Our forward-looking statements regarding projected marine base revenue and operating expenses are based on assumptions and expectations. While we have used our best efforts and the market information available to us in formulating these projections, we have not previously constructed or operated a marine base and some of our assumptions and expectations could be incorrect. Depending upon how significantly our projections vary from actual results, our results of operations and financial condition could be adversely affected. We would, therefore, caution you to perform your own independent evaluation of our projections and the viability of our marine base before making an investment in our securities.

We Charter our Vessel Fleet to Only a Few Customers. Because our fleet is chartered to a limited number of customers, the loss of any one of these customers could adversely impact our financial condition and results of operations. Given the current strong demand for vessels in the Kazakh sector of the Caspian Sea, however, we believe such impact would be short-term in nature and would be mitigated by the likelihood that any released vessels could be contracted out to new customers fairly quickly. Should market demand for vessels soften, however, a loss of any of our major customers could have a more lasting detrimental impact upon our financial condition and results of operations.

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

Changes in Level of Capital Spending by our Customers. Our principal customers are oil and natural gas exploration, development and production companies. Our results of operations are dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can explore for, develop and produce economically. When this market dynamic occurs, our customers generally reduce their capital spending budgets for offshore drilling, exploration and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

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

Possibility of Default on Loan Covenants or Inability to Repay Loans. During fiscal 2008 we entered into several loan facilities and borrowed an aggregate of $30,000 in the form of convertible loans. While the loans accrue interest throughout their three-year terms, neither interest nor principal payments are due until the loans mature in 2011. The loans are convertible to common stock at a price of $2.30 per share. During fiscal 2009 we borrowed an additional $31,000 from EBRD for our marine base, but in November 2009 reduced this to $18,600.

To date, we have complied with the loan covenants. However, if we are unable to continue to satisfy the conditions of one or more of these loan facilities, this could be deemed an event of default, which could result in the lenders accelerating payment of the loans. There is no guarantee we would be able to obtain financing to repay the loans in the event the loans are accelerated.

If the holders of our convertible loans elect not to convert their loans to common stock, we will be required to repay those loans. At this time, we do not anticipate having sufficient capital reserves to repay our loans as they become due. Currently, we expect that we will need to raise capital through the sale of our equity securities, or refinance our loans in order to meet our repayment obligations. We do not currently have commitments from any party to provide us funding to either repay or refinance our loans as they become due. There is no guarantee that we will be able to obtain such funding on favorable terms, or at all. If we are unable to repay our loans as they become due, the lenders could take legal action against the Company. We anticipate such action would have a materially negative impact on the Company.

                 Our success depends on key members of our executive management team, the loss of any of whom could disrupt our business operations. We depend to a large extent on the services of our executive officers. The loss of the services of our executive officers or other key personnel, including Kerry Doyle, our President and Chief Executive Officer, could disrupt our operations. Although we have entered into employment agreements with our executive officers, those agreements do not contain non-compete provisions. While the Company and its board, may from time to time develop and monitor succession plans, we may have difficulty implementing such plans due to a number of factors, including among others, geographic location of our operations.

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

Despite the relative political stability in Kazakhstan, our operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations

We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Moreover, the International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory. All of our vessels now comply fully with these international standards. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we may be unable to predict the future costs or other future impact of environmental, health and safety laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at, 29/6 Satpaev Ave, Rakhat Palace Hotel, 9th Floor, Almaty, 050040, Republic of Kazakhstan.  We also maintain executive offices at 257 East 200 South, Suite 490, Salt Lake City, Utah 84111 and an office in Aktau, Kazakhstan.  We lease these spaces.  The office in Almaty is leased for a term ending in March 2010.  The monthly rent is $11,600. The monthly rent for our office in Salt Lake City is $2,000. This lease terminates in January 2011. Our office lease in Aktau expired in December 2009 and we have renewed this lease for 2010.  Our current rental rate is about $12,000 per month.

As is the norm in locations such as Almaty, Aktau and Atyrau we rent apartments for the exclusive use of our employees posted there.  We have twenty apartments on a revolving annual lease that usually renews each year in January.  Total rent for the twenty apartments is about $39,000 per month.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our wholly owned subsidiary TatArka owns a service, storage and operational facility located in Almaty, Kazakhstan. The facility is used by both TatArka and KMG for storage and service of equipment and machinery. We also lease a portion of the facility to third parties for storage. We have made plans to remodel some buildings and undertake minor improvements in order to optimize the use of the facility. We currently have no plans to substantially develop this facility and intend to continue using it as a storage and service base for our geophysical businesses. The facility is not subject to any lien or mortgage.

Through Bauta, we own a 56% interest in a water desalinization plant. The Bauta facility consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space. The Bauta facility is not subject to any mortgage or lien.

As discussed herein, through our subsidiary Balykshi, we own a five hectare parcel of real property. This property forms the basis for our marine base facility and will be expanded, through dredging and land reclamation, to approximately 11 hectares in size upon completion of phase one of the project. The cost of the property has been included in the roughly $43.5 million figured disclosed as our investment to date in the marine base facility.

                In connection with the Loan Agreement between Balykshi and EBRD during the fourth fiscal quarter of 2008, the Company and its subsidiaries Caspian Real Estate and Balykshi, entered into a Mortgage Agreement, dated August 15, 2008, with EBRD mortgaging this parcel of real property to secure the $32 million EBRD loan. In connection with the restructuring of the Loan Agreement as discussed in the “Recent Developments” section of Item 1. Business, the maximum mortgage amount was reduced to $18.6 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.” The following table presents the high and low bid prices for the fiscal years ended September 30, 2009 and 2008. The published high and low bid quotations were furnished to us by Pink OTC Markets Inc. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2009

Fourth quarter	$ 0.41	$ 0.20
Third quarter	$ 0.40	$ 0.13
Second quarter	$ 0.55	$ 0.17
First quarter	$ 1.07	$ 0.07
Fiscal year ended September 30, 2008

Fourth quarter	$ 2.20	$ 1.17
Third quarter	$ 2.50	$ 1.90
Second quarter	$ 2.75	$ 2.20
First quarter	$ 3.25	$ 2.30

Record Holders

As of December 10, 2009 we had approximately 202 shareholders of record holding 51,527,542 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid a cash dividend on our common stock during the past two fiscal years. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations, expansion and development of our business.

Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly are not required to provide this information.

Recent Sales of Unregistered Securities

On September 1, 2009 our board of directors approved restricted stock grants in the aggregate amount of 407,500 shares to 21 Company employees, none of whom are executive officers or directors of the Company.

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

The shares representing the restricted stock grants have been issued and are deemed outstanding. All unvested shares will be held in escrow by us for release in accordance with the vesting schedule. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to vesting. Vesting of the shares is also contingent upon the grantee’s continued employment with the Company on the respective vesting dates.

All of the 21 employees receiving restricted stock grants are non-U.S. persons. The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser purchased any of our equity securities during the year ended September 30, 2009.

Item 6. Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended September 30, 2009, 2008, 2007 and 2006 and the nine months ended September 30, 2005. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this annual report on Form 10-K.

	For the years ended September 30,				For the nine months ended September 30,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:

Vessel revenues	$50,812	$36,441	$23,685	$14,444	$6,026
Geophysical services revenue	45,988	34,739	38,896	27,350	11,778
Product sales	1,366	1,446	1,556	1,249	858
Total revenues	98,166	72,626	64,137	43,043	18,662
Vessel operating costs	28,187	26,409	18,509	13,366	4,258
Geophysical costs of revenues	33,969	16,825	17,228	13,982	4,182
Cost of product sold	764	790	898	647	299
Depreciation	8,269	9,443	6,619	3,330	1,320
General and administrative	16,725	19,587	11,577	10,162	5,520
Total operating expenses	87,914	73,054	54,831	41,487	15,579
Income from operations	10,252	(428)	9,306	1,556	3,083
Net income (loss)	5,105	1,078	9,465	(1,700)	1,351
Basic income (loss) per share	0.10	0.02	0.22	(0.04)	0.04

Diluted income/(loss) per share	0.08	0.02	0.22	(0.04)	0.04

	As of September 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Total current assets	$63,131	$39,412	$37,986	$23,950	$12,536
Vessels, equipment and property, net	77,191	82,409	49,347	33,064	20,711

Total assets	151,117	130,628	92,295	61,650	38,058
Total current liabilities	23,726	22,711	11,528	17,347	8,146
Total liabilities	88,135	49,768	13,371	18,743	8,146
Total shareholders' equity	61,218	78,477	75,191	39,616	27,470

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this annual report.

All dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2009 Summary

In fiscal 2009 we experienced a 35% increase in total revenue as compared to the year ended September 30, 2008. A large part of this increase was due to our collecting all of the revenue on one large contract, but then remitting part of it to our subcontractor. The increase would be nearer 6% if these revenues are omitted. The performance reflects strong growth in our vessels division and a decline in the geophysical division.

Our income from operations during fiscal 2009 was $10,252, compared to a loss of $428 in the previous year. We realized net income of $5,105 or $0.10 per share during fiscal 2009 compared to net income of $1,078 or $0.02 per share during fiscal 2008.

The vessels division benefited from a large project with CMOC / Shell for development of the Oman Pearls field, which commenced towards the end of the previous year. The geophysical division continued to be affected by the worldwide slowdown caused by the lack of credit available to local customers.

Our subsidiary, Balykshi, continues with development of the marine base in Bautino Bay, which began in the first fiscal quarter 2008. During the years ended September 30, 2009 and 2008, we incurred construction costs of $9,732 and $23,619, respectively.

Results of Operations

Comparison of the fiscal year ended September 30, 2009 and September 30, 2008

In fiscal 2009, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements.

	For the Years
	Ended September 30,
	2009	2008	% change

VESSEL OPERATIONS
Operating Revenue	$ 50,934	$ 36,988	38%
Pretax Operating Income	12,492	397	3047%

GEOPHYSICAL SERVICES
Operating Revenue	$ 45,988	$ 34,739	32%
Pretax Operating Income/(Loss)	(1,324)	2,385	-156%

INFRASTRUCTURE
Operating Revenue	$ 1,971	$ 1,512	30%
Pretax Operating Income (Loss)	(329)	(603)	45%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(2,903)	(855)	-240%

Revenue

Total revenue for the fiscal year ended September 30, 2009 was $98,166 compared to $72,626 for 2008. This increase was generated principally by the vessels division.

Vessel revenue of $50,812 in fiscal 2009 was 39% higher than in 2008 and was mainly due to the CMOC / Shell project which started in fiscal 2008.

In fiscal 2009 geophysical service revenue was $45,988 or 32% higher than in 2008. The increase was the result of the offshore seismic work in the CMOC / Shell contract. Despite higher revenues during 2009, we believe the trend for our two geophysical service companies is down. Unlike vessels, our geophysical services client base is more dependent on local companies. As a result of the credit crunch, many local companies have had difficulty raising financing to fund exploration and this has depressed their level of activity.

Infrastructure revenue in fiscal 2009 of $1,366 declined by 6%. This relates to the sale of desalinized water in the port of Bautino and is a relatively insignificant figure in our results.

The corporate administration segment of our business refers to some local administration and the administration of our affairs in the United States. It includes marketing services provided by that segment to the other segments of our operations. Corporate administration generated a pretax operating loss of $2,903 during the fiscal year ended September 30, 2009 compared to a pretax operating loss of $855 during 2008. Most of this increase is attributable to interest costs on higher borrowings.

Vessel Operations

The exploration and production season in the north Caspian Sea, where our vessels operate, usually ends in November and does not commence again until March or April. Therefore, revenue and operating income from vessel operations typically decrease during our first fiscal quarter and are at their lowest level during the second fiscal quarter of each fiscal year. In 2009 this trend was exaggerated as the CMOC / Shell contract did not provide any revenue during the winter period.

Vessels have normally been chartered to clients using a day rate, with a reduced rate in winter. The CMOC / Shell contract was different in that revenue is earned as seismic data was captured. This meant that our third and fourth quarters, when the majority of work was performed, were even stronger than usual. The contract was administered by Caspian Services Group and the seismic work was sub-contracted to Veritas-Caspian, our joint venture with CGG Veritas. It was fully completed within the agreed timetable and contributed significantly to Group results.

Vessel operating costs of $28,187 during the fiscal year ended September 30, 2009 were 7% higher than in 2008 and were more than covered by higher revenues.

Some of our vessel operating costs are attributable to the vessels we operate under our agreement with Actamarine, formerly, Rederij Waterweg. Pursuant to that agreement we pay a day rate to Actamarine for the vessels they own, that we operate. Currently, six of the vessels in our fleet are owned by Actamarine. While our margins are smaller on the Actamarine vessels, we are willing to operate these vessels at a reduced profit margin because it allows us access to additional shallow draft vessels when demand requires.

Part of our fleet is already engaged on long-term contracts for fiscal 2010 and we are pursuing opportunities for further seismic contracts, similar to CMOC, though we will not have information on the operators' definitive plans until the new year. In the event that these contracts are delayed, we will continue to seek short-term service projects for our unchartered vessels. In the absence of another project containing a seismic element, we expect our revenues to be lower, if only because we would not be receiving revenues on behalf of, and remitting them to, our seismic subcontractor.

Geophysical Services

Geophysical revenues increased by 32% to $45,988 compared to the 2008 fiscal year. As noted above, this increase is attributable to the offshore seismic element of the CMOC / Shell contract and was matched by a corresponding increase in costs. Our usual customer base is made up primarily of local companies and they have been constrained by difficulties in obtaining project financing as a result of the global credit crisis. This has led our land seismic company, TatArka, to provide for bad debt write-offs of approximately $4,000 in the year, slightly less than the figure in the previous year. Prior to the credit crisis we had experienced minimal problems with bad debts. We have been able to mitigate some of the effect by retaining title to the data acquired and selling it on to new license holders. We have also taken possession of customers’ assets, such as drilling equipment, with a view to selling the equipment when the economy picks up again to recoup some of our costs.

TatArka's operating costs increased by approximately 28%, despite lower revenue. This is attributed to business not being spread as evenly as in the previous year. When demand increased TatArka did not have the capacity available and was obliged to subcontract seismic services. Despite these issues, TatArka was still able to realize an operating profit this year.

Kazmorgeophysica had a disappointing year with revenues down by 42% to $3,861, again a reflection of the difficult economic climate. Costs and headcount were reduced but it was still not possible to prevent an operating loss.

We anticipate that the next year will continue to be flat for seismic work as the credit required by local Kazakh companies to finance these projects remains elusive. Our strategy for the upcoming year is to contain costs and to target more large international clients.

Infrastructure Development

During fiscal 2009, revenue from water desalinization decreased by 6% compared to fiscal 2008. Operating costs also decreased, resulting in a smaller loss than last year. This is a small operation and is relatively insignificant to our overall result.

Corporate Administration

During the fiscal year ended September 30, 2009, net loss from corporate administration was $2,903 compared to $855 during the fiscal year ended September 30, 2008. This was mainly attributable to interest charges on the higher level of borrowing.

Consolidated Results

General and Administrative Expenses

General and administrative expenses decreased by $2,862, or 15% during fiscal 2009 compared to the fiscal 2008. This decrease was attributable to several factors. Bad debt allowance was high in fiscal 2009, but lower than the previous year and we realized property rental savings as our seismic companies moved to cheaper premises. Increases in wages to local staff were mitigated by a devaluation of the Kazakh Tenge. There were across the board efforts to control costs and these initiatives will continue into the next year.

Interest Expense

Interest expense increased to $2,505 during fiscal 2009 compared to $460 during fiscal 2008. This was primarily due to our entering two convertible loan facilities for an aggregate of $30,000 in 2008 and to bank loans taken by our seismic companies. We expect interest expense will increase in future periods as we continue using funds under the loan facilities and in connection with the increased funds drawn down under the EBRD loan.

Other Income

Our seismic companies were able to rent some equipment to third parties but less than in the previous year, leading to a reduction of $1,837 in other income.

Provision for Income Tax

Provision for income tax increased to $3,445 during fiscal 2009 compared to $951 during fiscal 2008. The increase in income tax provision is attributable to the significant increase in taxable income in our vessel division, which was the result of the successful completion of the CMOC contract in fiscal 2009.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2009 and September 30, 2008:

	For the fiscal years ended September 30,
	2009	2008

Net cash provided by operating activities	$ 11,306	$ 529
Net cash used in investing activities	(20,150)	(42,969)
Net cash provided by financing activities	33,214	31,407
Effect of exchange rate changes on cash	391	24

Net change in cash	$ 24,761	$ (11,009)

In fiscal 2009 net cash provided by operating activities was $11,306, compared to net cash provided by operating activities of $529 in fiscal 2008.  The increasing cash flows from operating activities are the result of increased net income. Our trade receivables increased by $12,826 because of higher revenues and the fact that we collected revenues on behalf of a major subcontractor. Much of this increase was offset by the money owed to the subcontractor, as shown by the $5,113 increase in trade payables to related parties.

Much of the change in cash for the fiscal 2009 was due to proceeds from the EBRD equity investment in the amount of $10,000, receipt of partial funding of the loan from Great Circle in the amount of $7,500 and proceeds from the EBRD loan in the amount of $23,600, approximately $12,000 of which to be repaid subsequent to the year end. Major cash outflow during this period represents the repayment of the $5,000 Petrolinvest loan, construction of the marine base and the payment of dry-dock expenses.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Long-term debt	$ 1,714	$ 1,714	$ -	$ -	$ -
Loans from Altima Central Asia	17,550	-	17,550	-	-
Loans from Great Circle	16,960	-	16,960	-	-
Loans from EBRD	24,194	5,594	4,650	9,300	4,650
Long-term derivative put option	10,000	-	-	-	10,000
Operating leases - vessels	4,656	4,656	-	-	-
Operating leases - other than vessels	2,240	2,240	-	-	-
Purchase commitments	6,808	6,808	-	-	-
Total	$ 84,122	$ 21,012	$ 39,160	$ 9,300	$14,650

Financing

During the fourth quarter of 2008 Kazmorgeophysica borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and seismic equipment. The note bears interest at 6% per annum plus an interest calculation base at the date of interest calculation. At September 30, 2009 the annual interest rate was equal to 8.80%. The note is due in July 2010. At September 30, 2009 Kazmorgeophysica had repaid $1,286.

In fiscal 2008, TatArka borrowed $1,000 from a local bank. The note was collateralized by a corporate guarantee issued by Kazmorgeophysica and bore interest at 6% per annum plus three-month LIBOR at the date of interest calculation. The loan was fully repaid in May 2009.

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

During fiscal 2008, we entered into a loan agreement with Great Circle Energy Services LLC to borrow $15,000. The loan has a conversion feature that allows the lender to convert it to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to or greater than the market price of our common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

During the 2009 fiscal year, we borrowed $112 from Mars, a company related through the Chairman of our board of directors. The loan bore interest at 0% and was fully repaid in July 2009.

During the 2008 fiscal year, we borrowed $600 from an individual related to an officer of the Company. The loan bore interest at 13.38% and was due in September 2008. Although the loan matured in September 2008, the lender agreed to postpone repayment of the loan. The loan was repaid in December 2008.

During the 2009 fiscal year, we borrowed $200 from a related party. The loan bore interest at 15% and was due in November 2009. The loan was repaid in September 2009.

During the 2009 fiscal year, pursuant to the Investment Agreement between the Company and EBRD, we received $10,000 from EBRD in exchange for a 22% interest in our subsidiary Balykshi.

In fiscal 2009, we borrowed $23,600 from European Bank for Reconstruction and Development to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. Originally the loan bore interest at 5.5% per annum plus LIBOR at the date of interest calculation and is due in May 2015. In connection with the restructuring of this loan discussed in the following paragraph, the interest rate was increased to 7% per annum starting October 22, 2009.

On November 23, 2009 Balykshi and EBRD agreed to certain amendments to their original loan agreement. Certain changes to the planned facilities of the marine base have been made that we anticipate will reduce the capital expenditures required to complete construction of the marine base. As a result of these changes, EBRD agreed to accept an early repayment of $11,800 that had been loaned to Balykshi under the loan agreement, and waive certain covenants of the original loan agreement related to calculations of financial ratios. EBRD and Balykshi also agreed to reduce the total loan amount available under the Loan Agreement to $18,600 and to combine the two loans into a single loan. EBRD agreed to a waiver of the partial prepayment fee provided for under the loan agreement in connection with the $11,800 payment. For additional details regarding the terms of this loan agreement, please see Note 6 to our Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and NMSC Kazmortransflot Joint Stock Company formed a joint venture named Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at our marine base. Balykshi owns a 20% interest in MOBY. In August 2008 MOBY entered into a Loan Agreement with EBRD. The Loan Agreement provided that EBRD would loan MOBY the amount of $12.3 million (the “Loan”).

In June 2009 in connection with the Loan Agreement, EBRD required certain parties, including Caspian Services, as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”). The Guarantee guarantees the repayment of the Loan. The Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009. The Guarantee constitutes a direct financial obligation of the Company.

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due. Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.” The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage. Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY. Therefore, the Caspian Pro-rata Percentage is currently 15.6%.

We also agreed as a separate and independent obligation and liability to indemnify EBRD on demand against all losses, costs and expenses suffered or incurred by EBRD should any of the financing agreements between EBRD and MOBY be or become unlawful, void, voidable or unenforceable, ineffective or otherwise not recoverable on the basis of the guarantee, provided again our obligation is limited to the Caspian Pro-rata Percentage of such losses, costs and expenses.

As a guarantor, we agreed to advance to MOBY at any time on demand of EBRD any additional amount required by MOBY to enable it to comply with its obligations under the financing agreements and to carry out the project. Our obligation in this context is limited to 20% of the total amount.

Pursuant to and in accordance with the Guarantee, EBRD is not obliged before taking steps to enforce any of its rights and remedies under the Guarantee to make any demand or seek to enforce any right against MOBY or any other person, to obtain judgment in any court against MOBY or any other person or to file any claim in bankruptcy, liquidation or similar proceedings.

The Guarantee provides that each guarantor agrees to pay interest to EBRD on all unpaid sums demanded under the Guarantee at a rate of LIBOR plus 5.6%. The Guarantee also provides that each guarantor shall, on demand and on a full indemnity basis, pay to EBRD, the amount of all costs and expenses, including legal and out-of-pocket expenses and any VAT on such costs and expenses which EBRD incurs in connection with: a) the preparation, negotiation, execution and delivery of the Guarantee; b) any amendment, variation, supplement, waiver or consent under or in connection with the Guarantee; c) any discharge or release of the Guarantee; d) the preservation or exercise of any rights or in connection with the Guarantee; and e) any stamping or registration of the Guarantee; provided that our obligation in this context is limited to the Caspian Pro-rata Percentage.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 1 to ourConsolidated Financial Statements.

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

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008 we commenced and completed in 2009 a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract is recognized when services are actually performed.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

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

A devaluation of the local currency occurred in February 2009. This has not had an immediate adverse effect on our operations as most of the revenues in our vessel division are derived in U.S. Dollars and Euros. Many of our costs, including labor, are denominated in Tenge and were reduced. Most of the costs and revenues in our geophysical division are in Tenge and, therefore, offset each other.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at September 30, 2009 would have affected our net income by less than $200.

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

We review our receivable balances as of the end of each reporting period. A hypothetical 10% favorable or unfavorable change in bad debts at September 30, 2009 would have affected our net income by approximately $300.

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

Management's Report on Internal Control over Financial Reporting

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

At September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 10, 2009, our directors and executive officers, their ages, and all offices and positions they hold. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name	Age	Positions with the Company	Term of Office

Kerry Doyle	62	Chief Executive Officer and President	November 2008
John Baile	55	Chief Financial Officer	January 2007
John Scott	41	Chief Operating Officer	December 2005
Mirgali Kunayev	52	Chairman of the Board of Directors	July 2002
Paul Roberts	53	Director	July 2002
Valery Tolkachev	42	Director	January 2005
Alexey Kotov	32	Director	July 2009

The above individuals serve as our executive officers and/or directors. A brief description of their background and business experience follows:

Kerry Doyle, Chief Executive Officer and President. Mr. Doyle has served as the Chief Executive Officer and President of the Company since November 2008. From 2004 to November 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian, the Company’s joint venture with CGG Veritas (formerly Veritas DGC Ltd.). As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for the day-to-day operations of Veritas-Caspian, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not a nominee or director of any other SEC registrant.

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

Dr. Mirgali Kunayev, Chairman of the Board of Directors. Before forming Caspian Services Group Limited, Dr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the projects for Kazakhstan’s national oil company –KazakhOil, with major international geophysical companies. Prior to that Dr. Kunayev served as President of International Geophysics, Ltd., where he was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In 2000 Dr. Kunayev become Vice President for Caspian Services Group Limited and served as Chief Executive Officer, President and Chairman of the board of directors of the Company following its merger with Caspian Services Group Limited in 2002 until May 2005 when he resigned as Chief Executive Officer and President. Dr. Kunayev has continued to serve as the Chairman of the Company’s board of directors and since May 2005 he has concentrated on the developing geophysical operations of the Company and leading its strategic initiatives. A graduate of the Geophysics Department of Kazakhstan National Politech University Dr. Kunayev, earned his Doctoral (Ph.D) credentials in January of 2002 under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia. He has been an associate academician of the Russian Academy of Natural Science since April of 2006. Dr. Kunayev is not a director or nominee in any other SEC registrant.

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

Alexey Kotov, Director. Mr. Kotov has been with the Company since January 2003. From January 2003 to September 2007, Mr. Kotov served as in-house legal counsel to Caspian Services Group Limited. As such, Mr. Kotov performed general corporate and operational legal assignments in the Republic of Kazakhstan. Mr. Kotov was also responsible for supervising the work of a staff of legal personnel assigned to various Company subsidiaries. Since October 2007 Mr. Kotov has served as General Counsel for Kazakhstan, Corporate Secretary and Treasurer of Caspian Services Inc., while based in the Company’s U.S. office in Salt Lake City, Utah. Mr. Kotov graduated from Kazak State Law University in July 1998 and qualified as an Attorney the same year. Mr. Kotov is an admitted attorney in the Republic of Kazakhstan and is licensed as a Foreign Legal Consultant in the State of Utah. He earned a Masters of Business Administration from Loyola University of Chicago, Graduate School of Business in March 2001 and an LL.M, Master of Law degree from The George Washington University Law School in May 2002. Mr. Kotov also earned a Post Graduate Diploma in Maritime Law from London Metropolitan University, Lloyds Marine Academy in February 2007. Mr. Kotov is not a nominee or director of any other SEC registrant.

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

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5) Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

(6) Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

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

The full board of directors will consider director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

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

Our board may establish committees from time to time to facilitate our management. Currently the board of directors has a standing special committee vested with the power to review and appoint outside consultants and agents for the Company and the board of directors.

Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and persons who are beneficial owners of more than 10% of our common stock are required to file reports of their holdings and transactions in our common stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon the review of these filings, or upon written representations from these persons, we believe that during the fiscal year ended September 30, 2009, our directors, executive officers, and the beneficial owners of greater than 10% of our outstanding common stock complied with the applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at http://www.caspianservicesinc.com. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 257 East 200 South, Suite 490, Salt Lake City, Utah 84111.

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

To achieve these objectives, our CEO and board of directors evaluate our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. Historically, we have also provided a portion of our executive compensation in the form of equity awards that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

•	base salaries;
•	nonequity incentive compensation;
•	bonuses;
•	equity incentive awards; and
•	benefits and other compensation.

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

Named Executive Officers

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive and non-executive officers and employee directors, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office

Kerry Doyle	Chief Executive Officer and President, Caspian Services, Inc.
John Baile	Chief Financial Officer, Caspian Services, Inc.
John Scott	Chief Operating Officer, Caspian Services, Inc.
Terrance Powell	Former Vice President Investor Relations, Caspian Services, Inc.(1)
Mirgali Kunayev	Chairman of Board of Directors, Caspian Services, Inc.
Paul Roberts	Director, Caspian Services, Inc., Managing Director, Caspian Real Estate Ltd. and Director, Balykshi LLP
Alexey Kotov	Director, General Counsel, Secretary & Treasurer

(1)	On August 1, 2009 Mr. Powell resigned as Vice President Investor Relations of Caspian Services, Inc.

Employment Agreements

We maintain employment agreements with each of the named executive officers. The employment agreement we have with Paul Roberts is the standard statutorily required employment agreement for all employees in the Republic of Kazakhstan. This employment agreement is limited in terms and primarily provides for base salary, payment of income and social taxes and pension fund obligations.

We maintain more detailed employment contracts with Kerry Doyle, John Baile, John Scott, Mirgali Kunayev and Alexey Kotov. As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries for our named executive officers typically have been set in our offer letter to the individual at the outset of employment. The principal factor in determining base salary is the negotiation process between the Company and the named executive officer. The board of directors also takes into consideration the individual’s past performance, experience and expertise, Company need, and local market and labor conditions.

Under the terms of our employment agreements, consistent with our executive compensation program objectives, base salaries of our executives, together with other components of compensation, may be evaluated by our board of directors for adjustment. Base salary may be increased from time to time with the approval of the board of directors. Base salary may not be decreased without the written consent of the named executive officer.

During the fiscal year ended September 30, 2009 the Company increased the base monthly salary of John Baile from $12,500 to $15,000 and of Paul Roberts from $13,500 to $18,000. None of our other named executive officers received base salary increases. Instead, as they did in fiscal 2008, the CEO and board of directors elected to rely upon other components of compensation, such as cash bonuses and discretionary equity awards to motivate and reward executives for significant contributions to the Company. This determination, however, does not preclude the board of directors from re-evaluating executive salaries and considering salary increases during fiscal 2010.

Nonequity incentive compensation

From time to time we may make cash awards to our employees. Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.” We may use non-equity incentive compensation to incentivize our employees. The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish a non-equity incentive compensation plan during the fiscal year ended September 30, 2009 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded. Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.” Our board of directors, of its own discretion, determined to award cash bonuses to Kerry Doyle, John Scott and Alexey Kotov. Kerry Doyle was awarded $100,000 for the successful completion of fiscal 2009; John Scott and Alexey Kotov were awarded $90,000 and $11,300 respectively, for the successful completion of fiscal 2008. The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee, but in recognition of the growth in the Company’s production, revenue and net income during the year. The Company was under no obligation to award the cash bonuses.

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. In May 2008 our board of directors adopted the Equity Incentive Plan (“Compensation Plan”). The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities. We believe that equity grants provide our executives and key employees with a direct link to our long-term performance, create an ownership culture and align the interests of our executives, key employees and our stockholders.

The employment agreements of Mr. Doyle, Mr. Baile, Mr. Scott and Mr. Powell originally provided that following one year of employment with the Company, each of these individuals was entitled to a mandatory grant of stock options on December 31st each year. At its sole discretion, the Company could award restricted stock grants in lieu of stock options. The number of options to be granted annually was equal to the amount of the named executive officer's annual base salary divided by the average bid price of our common stock for the five trading days immediately preceding the anniversary date of the named executive's date of employment with the Company. The exercise price of the options was equal to the average bid price of our common stock for the five trading days immediately preceding the grant date. The options would vest over three years, with vesting beginning one year after the grant date. The options would vest as follows: i) 33% on the one year anniversary of the grant date; ii) 34% on the two year anniversary of the grant date; and iii) the final 33% on the three year anniversary of the grant date. The options become exercisable as they vest and are exercisable for a period of five years following vesting of the full grant amount.

In 2008, Mr. Baile, Mr. Scott and Mr. Powell agreed to receive restricted stock grants in lieu of the stock options they were entitled to under their respective employment agreements.

In August 2009, Mr. Baile, Mr. Scott and Mr. Doyle together with other non-executive employees agreed to modify their employment agreement and waive their entitlement to mandatory stock option grants going forward in exchange for a one-off payment equal to three months salary. As a result, effective August 2009, neither the named executive officers, nor our other employees, are entitled to receive mandatory stock-option grants, however the Company is still under the obligation to issue certain mandatory stock-option grants accrued by the entitled employees (including the named executive officers) during the employment period prior to August 1, 2009. Such entitlements will become due on December 31, 2009 and are issuable at the Company’s discretion in the form of options, restricted stock grants, cash or any combination thereof. Our board of directors is authorized, in its sole discretion, to determine the form of the compensation when it becomes due.

The amended employment contracts provide that in the future we may also make discretionary equity awards to our named executive officers and other employees. In determining the size of equity grants, our board of directors will consider company-level performance, the applicable individual’s performance, the amount of equity previously awarded to the individual, the vesting of such awards and the recommendations of management.

Grants of equity awards, including those to our named executive officers are approved by our board of directors and generally are granted based on the fair market value of our common stock. In the past, vesting of equity awards has varied from periods ranging from one to three years.

Additionally, in August 2009 Mr. Powell was awarded the full 204,000 shares of restricted stock granted to which he was entitled under his employment agreement as a final settlement in connection with his resignation as the Company’s Vice President of Investor Relations. This stock grant vested fully on the date of the grant.

Benefits and other compensation.

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

The employment agreements of Mr. Doyle, Mr. Scott provide for a housing allowance of up to $6,000 per month. The employment agreements of Mr. Baile provides for a housing allowance of up to $5,000 per month. This allowance is subject to adjustment to reflect inflation in the local housing market. Under their employment contracts Dr. Kunayev, Mr. Doyle, Mr. Baile and Mr. Scott are entitled to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs. Such benefit plans may include medical, health and dental care, life insurance, disability protection and retirement plans. Their employment agreements provide that they are eligible, at the discretion of the board of directors, to receive performance bonuses. The employment agreements of Mr. Doyle, Mr. Baile and Mr. Scott provide for 30 days vacation and Dr. Kunayev’s provides for five weeks of vacation, including a vacation travel entitlement, in accordance with the vacation policies of the Company, as well as paid holidays and other paid leave set forth in the Company’s policies. There is usually no accrual of vacation days and holidays but exceptions can be made at the Company’s discretion. Mr. Doyle, Mr. Baile and Mr. Scott’s agreements also provide for a one-time relocation allowance and provide for educational assistance for dependent children up to age 21. Dr. Kunayev’s employment agreement provides that the Company will provide Dr. Kunayev with, or reimburse him for the expense of employing: a) a personal assistant; b) an executive secretary; c) a dedicated vehicle driver; d) maintaining a security protocol in Kazakhstan; and e) to cover such other administrative and logistical expenses as may be required to discharge his duties in an amount not to exceed $120,000 annually. The Company will also reimburse Dr. Kunayev for all reasonable expenses incurred by him in the course of performing his duties. Dr. Kunayev will be eligible to receive annual bonuses in such amounts and at such times as may be approved by the board of directors. Any such award shall not exceed 25% of his annual base salary.

Under our employment agreements we agree to pay taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments. Typically, this does not include the officer’s home base income or other taxes in the case of expatriates.

Income tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers. The income tax rate for individuals in Kazakhstan is currently 10%.

Social tax

We make payments of mandatory Kazakhstani social taxes in an amount equal to 11% of the employee’s wages. These costs are recorded in the period when they are incurred and presented as salary-related tax expense on the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during 2009 we were required to pay approximately $670 per month into a pension fund for Dr. Kunayev and Mr. Roberts, who are our only named executive officers holding permanent residence in Kazakhstan. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for Dr. Kunayev and Mr. Roberts or any of the other named officers. We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated officers, employees and employee directors who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)

Laird Garrard	2009	13,500	-	-	26,617	40,117
Former CEO and Former President(4)	2008	162,000	-	-	92,682	254,682

Kerry Doyle	2009	252,000	100,000	-	261,328	613,328
CEO and President(4)	2008	-	-	-	-	-

John Baile	2009	157,500	-	20,952	223,941	402,393
CFO	2008	150,000	-	50,751	143,875	344,626

John Scott	2009	240,000	90,000	58,142	256,504	644,646
COO	2008	210,000	-	89,116	157,780	456,896

Terrance Powell(5)	2009	150,000	-	110,932	211,061	471,993
VP Investor Relations	2008	180,000	-	39,913	93,356	313,269

Mirgali Kunayev	2009	168,000	-	-	46,814	214,814
Chairman of the Board of	2008	168,000	18,034	-	64,606	250,640
Directors

Paul Roberts	2009	180,000	-	-	68,401	248,401
Director	2008	162,000	-	-	55,814	217,814

Alexey Kotov	2009	106,800	11,300	21,446	39,233	178,779
Director, General Counsel, Secretary and Treasurer	2008	106,800	-	51,947	38,576	197,323

(1)	Annual salary is net of all taxes and dues required under the applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company and net of U.S. income tax.
(2)	For details regarding the assumptions made in the valuation of stock award, please see “Valuation of Stock Awards” below.
(3)	For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation” table below.
(4)	On November 15, 2008 Mr. Garrard resigned as CEO and President of Caspian Services, Inc. He was replaced by Kerry Doyle.
(5)	On August 1, 2009 Mr. Powell resigned as Vice President of Investor Relations of Caspian Services, Inc.

Valuation of Stock Awards

On June 27, 2008 our board of directors approved restricted stock grants in the aggregate amount of 320,758 shares to certain of our officers and employees pursuant to their employment agreements. Restricted stock grants were made to five persons including Mr. Scott, Mr.Baile and Mr. Powell in the amounts of 85,852, 30,938 and 67,412, respectively. The restricted stock grants vest as follows: (i) 50% on the date of grant; (ii) 25% on the first year anniversary of the date of grant; and (iii) 25% on the second year anniversary of the date of grant. The restricted stock grants were valued at $2.50 per share, the closing price of our common stock on the date of grant.

On September 1, 2009 our board of directors approved restricted stock grants in the aggregate amount of 407,500 shares to 21 Company employees, including 204,000 shares issued to Mr. Powell. With the exception of the grant to Mr. Powell, all of which vested immediately, the remaining grants will vest to the grantees as follows: (i) 50% vested upon the date of grant; (ii) an additional 25% will vest on the date of the first anniversary of the date of grant; and (iii) the remaining 25% will vest on the date of the second anniversary of the date of grant. The restricted stock grants were valued at $0.32 per share, the closing price of our common stock on the date of grant.

Compensation expense for the vested stock grants discussed in the preceding paragraphs in the amount of $495 and $873 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for the years ended September 30, 2009 and 2008, respectively.

A summary of the non-vested stock at September 30, 2009 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value

Non-vested at September 30, 2008	321,491	$2.50
Stock granted	407,500	$0.32
Stock vested	(465,985)	$1.03
Stock forfeited	(15,000)	$2.50
Non-vested at September 30, 2009	248,006	$1.63

The value of the non-vested stock under the plan at September 30, 2009 is $94. As of September 30, 2009 unamortized deferred compensation was equal to $244 and will be amortized over the weighted average remaining term of 1.1 years.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers during fiscal 2009 as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Buy out of Mandatory Option Grant	Severance Benefits	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Vehicle Allowance	Educational Assistance

Laird Garrard	$ -	$ -	$ 5,153	$ 3,085	$ 6,885	$ 2,247	$ -	$ 9,247	$ -
Kerry Doyle	72,000	-	37,436	39,808	11,681	-	45,772	54,631	-
John Baile	45,000	-	25,503	23,484	3,514	-	72,000	54,440	-
John Scott	60,000	-	38,207	36,876	4,812	-	62,169	54,440	-
Terrance Powell	-	131,000	23,239	22,007	5,315	-	25,000	-	4,500
Mirgali Kunayev	-	-	20,019	18,284	-	8,511	-	-	-
Paul Roberts	-	-	27,125	26,365	6,437	8,474	-	-	-
Alexey Kotov	-	-	30,277	-	8,956	-	-	-	-

Termination of Employment Agreements

The employment agreement of Mr. Roberts may be terminated in accordance with applicable Kazakhstani law. The employment agreements of Mr. Doyle, Mr. Baile, Mr. Scott, and Mr. Kotov may be terminated: i) involuntarily; ii) for cause; iii) voluntarily; or iv) upon a change in control.

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

The employment agreement of Mr. Kunayev contains provisions similar to those enumerated above.

Upon termination of employment the Company may be required to make payments to Mr. Doyle, Mr. Baile, Mr. Scott and Dr. Kunayev as disclosed in “Potential Payments upon Termination or Change in Control” below.

Mr. Powell became eligible for severance benefits in August 2009. As per his employment agreement he received a total cash settlement of $131,000 and was awarded 204,000 of restricted stock granted vested on the date of the grant.

Potential Payments upon Termination or Change in Control

The employment agreements of certain named executive officers provide for potential payments upon termination or change in control. The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company. For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2009, with the exception of Dr. Kunayev. The current employment agreement between the Company and Dr. Kunayev was entered into in October 2009, therefore the amounts shown for Dr. Kunayev are as of the date he and the Company entered into his current employment agreement. The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit		Equity Awards
Kerry Doyle	For Cause (1)	$0		0
	Voluntary or involuntary termination	$288,000	(2)	$49,728	(3)
	Change in control(4)	$288,000		$0

John Scott	For Cause (1)	$0		$0
	Voluntary or involuntary termination	$240,000	(2)	$41,440	(3)
	Change in control(4)	$240,000		$0

John Baile	For Cause (1)	$0		$0
	Voluntary or involuntary termination	$30,000	(5)	$25,900	(6)
	Change in control(7)	$30,000		$0

Mirgali Kunayev	For Cause(8)	$0		$0
	Voluntary termination, retirement, non-reelection to the board, non-appointment as chairman of the board(9)	$0		$0
	Disability(10)	$0		$0
	Change in control(11)	$500,000		$0
	Other termination(12)	$250,000		$0

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits if he is terminated for cause.
(2)

If the executive employee’s employment is terminated voluntarily or involuntarily terminated, the executive employee will continue to receive his current salary for the twelve month period following the date of termination in the same manner as it was being paid as of the date of termination.

(3)

The executive employee will continue to participate in stock option grants during the twelve month period following the date of termination or until the executive employee accepts new employment, whichever is the first to occur. All such stock options shall vest immediately. As it is impossible to know what stock options may be granted in the twelve months following September 30, 2009, or for such shorter period of time before the executive employee may accept new employment, it is impossible to calculate the value of this benefit. Therefore no value has been assigned. All outstanding restricted stock grants and options the executive employee holds on the date of termination will continue to vest in accordance with the vesting schedule during the twelve month period following the date of termination or until the executive employee shall commence new employment, whichever is the first to occur. The amount disclosed represents equity grants that have been accrued by the executive employee but not yet paid out by the Company, coupled with any additional shares that would vest at the time of such termination, calculated at $0.37 per share, which was the closing price of the Company’s common stock on September 30, 2009

(4)

If the executive employee’s employment is terminated within six months before or 36 months after the date of a change in control of the Company, the executive employee shall receive a cash payment, net of taxes in the amount of one year’s salary.

(5)

If the executive employee’s employment is terminated voluntarily or involuntarily terminated, the executive employee will continue to receive his current salary for a two month period following the date of termination in the same manner as it was being paid as of the date of termination.

(6)

The executive employee will continue to participate in stock option grants during the six month period following the date of termination or until the executive employee accepts new employment, whichever is the first to occur. All such stock options shall vest immediately. As it is impossible to know what stock options may be granted in the twelve months following September 30, 2009, or for such shorter period of time before the executive employee may accept new employment, it is impossible to calculate the value of this benefit. Therefore no value has been assigned. All outstanding restricted stock grants and options the executive employee holds on the date of termination will continue to vest in accordance with the vesting schedule during the twelve month period following the date of termination or until the executive employee shall commence new employment, whichever is the first to occur. The amount disclosed represents equity grants that have been accrued by the executive employee but not yet paid out by the Company, coupled with any additional shares that would vest at the time of such termination, calculated at $0.37 per share, which was the closing price of the Company’s common stock on September 30, 2009.

(7)	The executive employee is entitled to the same benefits in the event of a change in control as if his employment were terminated voluntarily or involuntarily.
(8)	The Company may terminate the employment agreement of Dr. Kunayev at any time for cause with all rights and benefits under the employment agreement ending as of the effective date of such termination.
(9)

Dr. Kunayev’s rights and benefits under his employment agreement shall terminate upon his voluntary termination of employment, retirement, decision not to stand for re-election, his failure to be re-elected or to be appointed Chairman following an election of directors, his death or disability.

(10)

Dr. Kunayev’s rights and benefits under his employment agreement shall terminate automatically upon Dr. Kunayev becoming disabled; provided, however, that if he becomes disabled after he delivers a notice of termination following a change in control, he shall be entitled to receive all compensation and benefits provided in the employment agreement for the term set forth in the employment agreement.

(11)

In the event Dr. Kunayev’s employment agreement terminates in connection with a change in control of the Company, he shall be entitled to receive a lump-sum cash payment equal to two times his annual base salary then in effect; and for a three year period immediately following the date of termination, we shall arrange to provide Dr. Kunayev and his eligible dependents with health insurance benefits substantially similar to those which the Company was providing immediately prior to the date of termination. As of October 23, 2009, we were paying $0 for Dr. Kunayev’s health insurance benefits.

(12)

Absent a change in control, in the event Dr. Kunayev’s employment is terminated by us other than for cause, disability or good reason, Dr. Kunayev shall be entitled to a lump sum cash payment equal to one times his annual base salary then in effect. We would also be obligated to provide Dr. Kunayev and his eligible dependents with health insurance benefits substantially similar to those the Company was providing immediately prior to the date of termination, for a period of two years following his termination. As of October 23, 2009, we were the Company was paying $0 for Dr. Kunayev’s health insurance benefits.

Grants of Plan-Based Awards

Name	Constructive Grant Date(1)	Actual Grant Date	Number of shares (#)	Base Price of Awards ($/Sh)(1)	Grant Date Fair Value of Stock Awards

Terry Powell	01/11/2009	08/19/2009	204,000	0.32	65,280 (2)

(1)	See the discussion of assumptions made in valuing these awards in Note 7 to our Consolidated Financial Statements.
(2)

During the year we had the obligation to make a mandatory stock option grants to Mr. Powell on the anniversary of the date of his employent agreement. Due to delays, the grants were not actually made until August 19, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2009.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Mirgali Kunayev	110,000	-	-	3.00	08/01/2015
Laird Garrard	220,000	-	-	3.00	08/01/2015
Paul Roberts	110,000	-	-	3.00	08/01/2015
Alexey Kotov	100,000	-	-	3.00	08/01/2015

The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2009.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(1) (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John Scott	-	-	21,463	7,941(2)
John Baile	-	-	7,734	2,862(2)
Alexey Kotov	-	-	7,917	2,929(2)
Terrance Powell	-	-	16,853	6,236(2)

(1)

The above mentioned stock grants vest as follows: i) 50% on the grant date; ii) 25% on the first anniversary of the grant date, and iii) 25% on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

(2)	The market value of the unearned shares was calculated based on the closing price of the Company's common stock on September 30, 2009, which was $0.37 per share.

Option Exercises and Stock Vested

During the 2009 fiscal year none of the named executive officers exercised options. The following table sets forth information regarding the restricted shares vested as of September 30, 2009:

Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

John Scott	21,463	8,156(1)
John Baile	7,735	2,939(1)
Alexey Kotov	7,916	1,583(2)
Terrance Powell	220,853	71,516(3)

(1)

These shares vested on June 27, 2009, which was a Saturday. Value realized on vesting was calculated based on a closing market price of $0.38 per share for the Company's common stock on June 29, 2009, the first trading day following the vesting date.

(2)

These shares vested on April 30, 2009. Value realized on vesting was calculated based on a closing market price of $0.20 per share, which was the closing market price of the Company's common stock on April 30, 2009.

(3)

Of the shares that vested to Mr. Powell, 16,853 vested on June 27, 2009 and were valued at $0.38 per share, the closing price of the Company's common stock on June 29, 2009, the first trading day following June 27, 2009. The remaining 204,000 shares vested to Mr. Powell on August 19, 2009. These shares were valued at $0.32 per share, which was the closing price for the Company's common stock on that date.

Pension Benefits

We do not currently offer pension benefits to any of our employees including the named executive officers.

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

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2009 fiscal year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mirgali Kunayev	-		-	-	-	-	214,814		214,814	(1)
Paul Roberts							248,401		248,401	(1)
Valery Tolkachev	25,000		-	-	-	-	25,000	(2)	50,000
Paul Rapello	-	(3)	-	-	-	-	-		-
Alexey Kotov	-		-	-	-	-	178,779		178,779	(1)

(1)	For details regarding compensation paid to Mr. Kunayev, Mr. Roberts and Mr. Kotov see “Summary Compensation Table”and “All Other Compensation” above.
(2)	During fiscal 2009 the board of directors paid Mr. Tolkachev $25,000 for consulting services he provided to the Company in connection with helping the Company obtain debt financing of $30 million.
(3)	As a non-employee director, Mr. Rapello was entitled to receive director fees for the 2009 fiscal year, however, he elected not to take director fees for the 2009 fiscal year.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee, rather our entire board of directors participated in deliberations concerning executive officer compensation. Mirgali Kunayev, Paul Roberts and Alexey Kotov, members of our board of directors, are currently or have previously been officers of the Company or one or more of its subsidiaries.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors recommended that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

BOARD OF DIRECTORS

Mirgali Kunayev
Paul Roberts
Valery Tolkachev
Alexey Kotov

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 10, 2009 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 51,527,542 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership		% of Class(1)

Common	Altima Central Asia Master Fund Ltd.	7,819,313	(2)	13.1
	Queensgate House
	South Church Street
	Georgetown
	Grand Cayman GT1234

Common	John Baile(3)	30,938	(4)	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Kerry Doyle(3)	0		*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Firebird Management LLC(5)	7,186,108		13.9
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Great Circle Energy Services LLC	7,373,874	(6)	12.4
	One Atlantic Street
	Stamford, Connecticut 06901

Common	Alexey Kotov(3)	131,667	(7)	*
	257 East 200 South, Suite 490
	Salt Lake City, Utah 84111

Common	Mirgali Kunayev(3) (8)	13,497,399		26.0
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Mars International Worldwide, Inc. (8)	2,830,642		5.5
	135 Gornaya Street
	Almaty, Kazakhstan 050020

Common	Petroleum Group Services Limited(8)	10,555,757		20.5
	P.O. Box 544
	14 Britannia Place, Bath Street
	St. Helier, Jersey, Channel Islands
	JE2 4SU, United Kingdom

Common	Paul Roberts(3)	2,551,624	(9)	4.9
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	John Scott(3)	85,852	(10)	*
	Akademik Satpaev Avenue 29/6
	Ninth Floor
	Almaty, Kazakhstan 050400

Common	Valery Tolkachev(3)	25,000	(11)	*
	14 Donskaya St., Bldg 2
	Moscow, Russia 117049

Common	UFG Russia Alternative Master Account Ltd.	4,444,444	(12)	8.4
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

Common	UniCredit S.p.A. (13)	4,399,396		8.5
	Piazza Cordusio 2
	20123 Milan, Italy

Executive Officers, Directors and Nominees
as a Group: (7 persons)		16,322,480		31.3

* Less than 1%.

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights, options and/or warrants.

(2) These shares are not currently issued or outstanding. These shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share. The number of shares issuable upon conversion will increase over time as interest accrues The convertible debt is owned directly by Altima Central Asia Master Fund Limited (the “Master Fund”), and may be deemed to be beneficially owned by Altima Central Asia Fund Limited (the “Feeder Fund”), a controlling shareholder of the Master Fund; Altima Partners LLP (the “Adviser”), the investment adviser to the Master Fund and the Feeder Fund; Mark Donegan, Malcolm Goddard, Edmund Limerick and Alexander Schwarzkopf as partners of the Adviser; and Edmund Limerick and Alexander Schwarzkopf, the portfolio managers for the Master Fund.

(3) Mr. Baile, Mr. Doyle and Mr. Scott are executive officers of the Company. Mr. Kunayev, Mr. Kotov, Mr. Roberts and Mr. Tolkachev are directors of the Company.

(4) Of the above listed shares, 23,204 have vested to Mr. Baile. The remaining shares will vest on June 27, 2010.

(5) Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 1,869,720 shares of common stock (including an aggregate of 55,555 shares of Common Stock issuable upon the exercise of warrants held by such fund); (ii) FGS Advisers , LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 3,024,444 shares of Common Stock (including an aggregate of 111,111 shares of common stock issuable upon the exercise of warrants held by such fund); (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 444,444 shares of common stock (including an aggregate of 111,111 shares of common stock issuable upon the exercise of warrants held by such fund); and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,775,000 shares of common stock, and Firebird

New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock. As investment advisors to the above listed funds (the “Funds”), each of Avrora Advisors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares has investment power and voting power with respect to the common stock reported by them. Mr. Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity.

(6) These shares are not currently issued or outstanding. These shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share. The number of shares issuable upon conversion will increase over time as interest accrues. The convertible debt is held directly by Great Circle Energy Services LLC. (“GCES”). All such shares are beneficially owned by GCES as the lender and may be deemed to be beneficially owned by GCF Holdings LLC (as the sole member of GCES), The Great Circle Fund LP (as the sole member of GCF Holdings LLC), Great Circle Capital LLC (as the general partner of The Great Circle Fund LP and the manager of GCES), and Paul Rapello and Hew Crooks (in their positions as partners of Great Circle Capital LLC). Each of GCF Holdings LLC, The Great Circle Fund LP, Great Circle Capital LLC, Paul Rapello and Hew Crooks disclaims beneficial ownership.

(7) Mr. Kotov holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share. Of the remaining shares, 23,750 have vested to Mr. Kotov. The remaining 7,917 shares will vest on April 30, 2010.

(8) Mr. Kunayev owns no shares in his own name. Mr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock at an exercise price of $3.00 per share. The shares attributed to Mr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 10,555,757 shares held of record by Petroleum Group Services Limited, (“PGSL”) 2,608,420 shares held of record by Mars International Worldwide, Inc. (“Mars”) and an immediately exercisable warrant to purchase 222,222 shares of our common stock at an exercise price of $4.00 per share held by Mars. Mr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL. Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars.

(9) The shares attributed to Mr. Roberts include 2,441,624 shares held in his own name and an immediately exercisable option to purchase up to 110,000 additional shares of common stock at an exercise price of $3.00 per share.

(10) Of the above listed shares, 64,389 have vested to Mr. Scott. The remaining 21,463 shares will vest on June 27, 2010.

(11) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock at an exercise price of $3.00 per share.

(12) UFG Russia Alternative Master Account Ltd. 3,333,333 shares of the Company’s common stock and a warrant to purchase an immediately exercisable option to purchase up to an additional 1,111,111 shares of our common stock, exercisable at $4.00 per share.

(13) These shares are owned by Funds (unregistered entities) advised by UniCredit Aton International Limited or UniCredit CA IB UK Limited (together, the Investment Advisory Businesses). The shares include (i) 1,777,776 shares owned by UniCredit CA IB UK Limited, and 2,621,620 shares owned by UniCredit Aton International Limited. The Investment Advisory Businesses are indirect subsidiaries of UniCredit S.p.A. In their role as investment manager or advisor to the Funds, the Investment Advisory Businesses possess investment and/or voting control over the Shares. UniCredit S.p.A. disclaims beneficial ownership of the shares.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 10, 2009, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	n/a	3,964,519
Total	800,000	$3.00	3,964,519

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

On August 1, 2005, options to purchase up to an aggregate of 800,000 shares of our common stock were granted to certain of our employees, executive officers and directors, including:

Name	# of Shares underlying Options

Mirgali Kunayev	110,000
Paul Roberts	110,000
Valery Tolkachev	25,000
Alexey Kotov	100,000

The options vested one year from the date of grant and expire ten years from the date of grant. The options have an exercise price of $3.00 per share.

In April 2008 our board of directors adopted the Caspian Services, Inc. 2008 Equity Incentive Plan (“2008 Plan”). The goal of the 2008 Plan is designed to enhance the interests of the Company and its shareholders. The 2008 Plan encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities. We are asking our shareholders to ratify the action of our board of directors in adopting the 2008 Plan.

Pursuant to the 2008 Plan, during the second fiscal quarter 2008, we issued stock options to purchase 469,772 shares of our common stock to certain employees, including John Baile, our Chief Financial Officer and John Scott, our Chief Operating Officer. In June 2008, in consideration of forfeiture of these stock options, the Company cancelled the stock options. Restricted stock grants totaling 156,591 shares were awarded as consideration for the forfeited options. In June 2008 we also awarded Mr. Baile and Mr. Scott additional restricted stock grants totaling 164,167 shares in connection with their employment agreements. We also awarded 356,167 shares of restricted stock grants pursuant to the 2008 Plan to a number of employees. All restricted stock grants were subject to certain vesting conditions. In September 2008, 33,944 shares of non-vested restricted stock grants were forfeited due to the resignation of one of the selected officers.

In 2009 we awarded restricted stock grants totaling 407,500 shares to certain Company employees in connection with their employment agreements under the 2008 Plan.

Description of the Caspian Services, Inc. 2008 Equity Incentive Plan

Under the 2008 Plan our employees, officers, directors and other individuals or entities upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may be awarded common stock, incentive stock options or options not qualifying as incentive stock options to purchase shares of our common stock, or any combination of the foregoing. The term of the 2008 Plan is ten years.

The 2008 Plan permits the granting of 5,000,000 shares of common stock. Shares shall be deemed to have been issued under the 2008 Plan only to the extent actually issued and delivered pursuant to an award or grant. To the extent an award or grant lapses or the rights of its holder or grantee terminate, any shares of common stock subject to such award or grant shall again be available for the grant of an award or making of a grant. The aggregate number of shares which may be issued under the 2008 Plan shall be subject to adjustment, as provided in the 2008 Plan, with respect to shares of common stock subject to options then outstanding.

An incentive stock option award made pursuant to the 2008 Plan may be granted only to an individual who, at the time of grant, is an employee of the Company, a parent corporation or a subsidiary. An award of an option which is not an incentive stock option or a grant of common stock may be made to an individual or entity who, at the time of award or grant, is an employee of the Company, a parent corporation or a subsidiary, or to an individual or entity who has been identified by the board to receive an award or grant due to their contribution or service to the Company.

The term of each option granted under the 2008 Plan shall be specified at the time of grant, but in no event shall any option granted under the 2008 Plan be exercisable more than one hundred and twenty months from the date it is granted. The 2008 Plan provides certain guidelines for the granting of “Incentive Stock Options” under the provisions and subject to the limitations of Section 422 of the Internal Revenue Code. Incentive options must be awarded at a price equal to one hundred percent of the fair market value of the common stock on the date that the option is granted provided that no Incentive Stock Option may be granted to an employee owning common stock having more than 10% of the voting power of the Company unless the option price for such employee's option is at least 110% of the fair market value of the common stock subject to the option at the time the option is granted and the option is not exercisable after the expiration of five years from the date of granting.

The 2008 Plan is administered under the direction of the board of directors with the assistance of certain designated officers as determined by the board or committee in compliance with Securities and Exchange Commission Rule 16b-3. Members of the board shall abstain from participating in and deciding matters which directly affect their individual ownership interests under the 2008 Plan.

Subject to the provisions of the 2008 Plan, the board determines the employees who will receive awards under the 2008 Plan. The amount, terms, rules and procedure associated with any award shall be determined by the board as it deems proper. The board is authorized in its sole discretion, exercised in a nondiscriminatory manner, to construe and interpret the 2008 Plan and the respective agreements executed thereunder, to prescribe such rules and regulations relating to the 2008 Plan as it may deem advisable to carry out the 2008 Plan, and to determine the terms, restrictions and provisions of each award or grant, including such terms, restrictions and provisions as shall be requisite in the judgment of the board.

The 2008 Plan may be terminated, suspended, or modified at any time by the board, but no amendment increasing the maximum number of shares for which options may be granted (except to reflect a stock split, stock dividend or other distribution), reducing the option price of outstanding options, extending the period during which options may be granted, otherwise materially increasing the benefits accruing to optionees or changing the class of persons eligible to be optionees shall be made without first obtaining approval by a majority of our shareholders. No termination, suspension or modification of the 2008 Plan shall adversely affect any right previously acquired by the grantee or other beneficiary under the 2008 Plan.

The foregoing description of the 2008 Plan is only a summary of the 2008 Plan and is qualified in its entirety by reference to the Caspian Services, Inc. 2008 Equity Incentive Plan, a copy of which is attached as an exhibit to this annual report on Form 10-K.

Changes in Control

We are unaware or any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended September 30, 2009 and 2008 we recognized revenue for seismic work from an entity under common management (Bolz LLP) of $0 and $2,029, respectively. Mirgali Kunayev, the chairman of our board of directors, has an indirect interest in Bolz LLP.

During the years ended September 30, 2009 and 2008 we paid an entity under common management (KazakhstanCaspiShelf) $1,402 and $1,389, respectively, for vessel and equipment rental, seismic services and purchase of assets. We also performed seismic works and rented equipment to this entity in the amount of $678 and $1,657, respectively. This entity performed seismic services to us in the amount of $1,999 and $2,570 during the periods ended September 30, 2009 and 2008, respectively. Mr.Kunayev is a 15% interest holder in KCS.

During the 2009 fiscal year, we borrowed $112 from Mars, a company related through the Chairman of the board of the company. The loan bore interest at 0% and was fully repaid in July 2009.

We have reviewed the accounts receivable from related parties as of September 30, 2009 on a case by case basis. We provided a general allowance for doubtful accounts of $3,029 at September 30, 2009 based on existing economic conditions.

During the years ended September 30, 2009 and 2008 the aggregate value of Mr. Kunayev’s interest in all of the aforementioned transactions in each of 2009 and 2008 was less than $120.

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

In accordance with our written policies and procedures our management or board of directors are charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120 or more. Our policy requires our management or our board of directors to review and approve related party transactions. In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

Director Independence

The board of directors has determined that Valery Tolkachev is an “independent director” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2009 and 2008, and is expected to serve in that capacity for the 2010 fiscal year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2009 and September 30, 2008, are summarized as follows:

	Fiscal 2009	Fiscal 2008

Audit	$425	$353
Audit related	-	-
Tax	11	3
All other	-	-
Total	$436	$356

Audit Fees. Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees. Tax fees related to services for tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2009 and 2008.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated December 23, 2009

Consolidated Balance Sheets as of September 30, 2009 and 2008

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Reorganization, dated February 28, 2002, between EMPS Corporation and Caspian Services Group Limited.(4)
2.2	Agreement and Plan of Reorganization, dated May 26, 2004, between EMPS Corporation and TatArka LLP and Techgrand Company Limited.(5)
2.3	Stock Purchase Agreement, dated May 26, 2004, between EMPS Corporation, Kazmorgeophysica CJSC and Transglobal Capital Holding Ltd.(5)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation dated October 17, 1994(7)
3.4	Bylaws of Caspian Services, Inc. (As Amended through June 19, 2008)(14)
4.1	EMPS Corporation 1998 Stock Option Plan(1)
4.2	Warrant Agency Agreement, dated July 30, 2007, between Caspian Services, Inc. and Interwest Transfer Company, Inc.(12)
4.3	Form of Warrant(12)
4.4	Registration Rights Agreement, dated May 21, 2007, between Caspian Services, Inc. and Aton Securities, Inc.(12)
4.5	Convertible Note, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)
4.6	Registration Rights Agreement, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)
4.7	Caspian Services, Inc. 2008 Equity Incentive Plan*
10.1	Form of Subscription Agreement(1)
10.2	Assignment of Patents, dated May 10, 1999, between Particle Separation Technologies L.C and EMPS Corporation(1)
10.3	Assignment of Patents, dated February 5, 2001, between Particle Separation Technologies L.C and EMPS Corporation(2)
10.4	Assignment of Patents, dated February 14, 2001, between EMPS Corporation and EMPS Research Corporation(2)
10.5	Subcontract Agreement No. 9908089, dated August 14, 2001, by and between EMPS Research Corporation and the University of Utah(3)
10.6	Asset Purchase Agreement, dated August 25, 2005, between Caspian Services, Inc., Tasybaev Radzh and Tasybaeva Saule(8)
10.7	Employment Agreement dated December 20, 2005, between Caspian Services, Inc. and John Scott(9)
10.8	Agreement for the Sale of Shares, dated January 16, 2007 between Caspian Services, Inc. and Chagala Group Limited(9)

10.9	Loan Agreement, dated December 21, 2006, between Balykshi LLP and European Bank for Reconstruction and Development(9)
10.10	Employment Agreement dated December 5, 2006, between Caspian Services, Inc. and John Baile(10)
10.11	First Amendment to Loan Agreement, dated June 20, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.12	Investment Agreement, dated June 28, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.13	Employment Agreement dated March 18, 2008, between Caspian Services, Inc. and John Scott(13)
10.14	Facility Agreement, dated June 20, 2008, between Caspian Services, Inc. and Altima Central Asia (Master) Fund Ltd.(14)
10.15	Addendum #1 to the Employment Agreement between Caspian Services, Inc. and John Scott, dated April 28, 2008(15)
10.16	Addendum #1 to the Employment Agreement between Caspian Services, Inc. and John Baile, dated April 28, 2008(15)
10.17	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(15)
10.18	Facility Agreement, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)
10.19	Employment Agreement dated November 15, 2008, between Caspian Services, Inc. and Kerry Doyle(17)
10.20	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(18)
10.21

Deed of Guarantee and Indemnity, dated 2 June 2009, between Topaz Energy and Marine Limited and NMSC Kazmortransflot Joint Stock Company and Caspian Services, Inc. as Guarantors and European Bank For Reconstruction and Development(19)

10.22

Subordination and Share Retention Deed, dated 2 June 2009, among Mangistau Oblast Boat Yard, L.L.P. as Borrower and Topaz Energy and Marine Limited, NMSC Kazmortransflot Joint Stock Company, Caspian Services Inc. as Sponsors and Kyran Holdings Limited, NMSC Kazmortransflot Joint Stock Company, Balykshi L.L.P. as Participants and European Bank for Reconstruction and Development(19)

10.23	Form of Addendum #2 to Employment Agreements of Kerry Doyle, John Baile and John Scott(20)
10.24	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(21)
10.25	Second Amendment to Loan Agreement, dated October 22, 2009, between Balykshi LLP and European Bank for Reconstruction and Development(22)
10.26	Amendment Deed to Deed of Financial Performance Guarantee, dated October 22, 2009, between Balykshi LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(22)

14.1	Code of Ethics(6)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1) Incorporated by reference to the Registration Statement of the Registrant on Form SB -1filed with the Commission on September 9, 1999.

(2) Incorporated by reference to Registration Statement of the Registrant on Form 10SB12G filed with the Commission on October 10, 2001.

(3) Incorporated by reference to the Amended Registration Statement of the Registrant on Form 10SB12G/A-1 filed with the Commission on November 11, 2001.

(4) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2002.

(5) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 10, 2004.

(6) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 15, 2005.

(7) Incorporated by reference to Registrant’s Amended Current Report on Form 8-K/A filed with the Commission on August 2, 2005.

(8) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 13, 2006.

(9) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on January 16, 2007.

(10) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 2, 2007.

(11) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007.

(12) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2007.

(13) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2008.

(14) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2008.

(15) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2008.

(16) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2008.

(17) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2008.

(18) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 17, 2009.

(19) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2009.

(20) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2009.

(21) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2009.

(22) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: December 24, 2009

/s/ Kerry Doyle

Name: Kerry Doyle

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 24, 2009

/s/ Kerry Doyle

Kerry Doyle, Chief Executive Officer

(Principal Executive Officer)

Date: December 24, 2009

/s/ John Baile

John Baile, Chief Financial Officer

(Principal Accounting and Financial Officer)

Date: December 24, 2009

/s/ Mirgali Kunayev

Mirgali Kunayev, Director

Date: December 24, 2009

/s/ Paul Roberts

Paul Roberts, Director

Date: December 24, 2009	/s/ Valery Tolkachev Valery Tolkachev, Director

Date: December 24, 2009	/s/ Alexey Kotov Alexey Kotov, Director

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

December 23, 2009

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	As of September 30,
	2009	2008
ASSETS
Current Assets
Cash	$ 29,222	$ 4,461
Trade accounts receivable, net of allowance of $589 and $1,000, respectively	26,294	18,136
Trade accounts receivable from related parties, net of allowance of $3,029 and $0, respectively	921	5,601
Other receivables, net of allowance of $236 and $17, respectively	638	1,252
Notes receivable from related parties, current portion	99	125
Inventories	1,255	4,083
Inventories held for sale, net of allowance of $375 and $0, respectively	1,596	-
Prepaid taxes	1,000	2,145
Advances paid	438	1,068
Deferred tax assets	975	1,902
Prepaid expenses and other current assets	693	639
Total Current Assets	63,131	39,412
Vessels, equipment and property, net	77,191	82,409
Drydocking costs, net	1,316	519
Goodwill	4,383	5,522
Intangible assets, net	129	213
Long-term prepaid taxes	3,400	1,724
Investments	443	829
Long-term other receivables, net of current portion	1,124	-
Total Assets	$ 151,117	$ 130,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 6,432	$ 8,112
Accounts payable to related parties	5,676	1,312
Accrued expenses	1,530	2,754
Accrued taxes	2,735	899
Deferred revenue	45	1,428
Obligations under capital lease - current portion	-	318
Notes payable - related parties	-	600
Long-term debt - current portion	7,308	7,288
Total Current Liabilities	23,726	22,711
Long-term debt - net of current portion	53,110	24,762
Long-term derivative put option liability	10,000	-
Long-term deferred income tax liability	1,299	2,295
Total Liabilities	88,135	49,768
Minority Interests in Consolidated Subsidiaries	1,764	2,383
Shareholders' Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,527,542 shares and 51,135,042 shares issued and outstanding	52	51
Additional paid-in capital	64,415	63,921
Retained earnings	14,821	9,716
Accumulated other comprehensive income/(loss)	(18,070)	4,789
Total Shareholders’ Equity	61,218	78,477
Total Liabilities and Shareholders' Equity	$ 151,117	$ 130,628

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2009	2008
Revenues
Vessel revenues (which includes $3,257 and $10,839, respectively from related parties)	$ 50,812	$ 36,441
Geophysical service revenues (which includes $678 and $3,686, respectively from related parties)	45,988	34,739
Product sales	1,366	1,446
Total Revenues	98,166	72,626

Operating Expenses
Vessel operating costs	28,187	26,409
Cost of geophysical service revenues (which includes $23,263 and $2,507 to related parties)	33,969	16,825
Cost of product sold	764	790
Depreciation and amortization of dry-dock costs	8,269	9,443
General and administrative expense	16,725	19,587
Total Costs and Operating Expenses	87,914	73,054
Income/(Loss) from Operations	10,252	(428)

Other Income (Expense)
Interest expense	(2,505)	(460)
Foreign currency transaction loss	(539)	(417)
Interest income	208	99
Loss from equity method investees	(231)	(58)
Net other non-operating income (which includes $1,402 and $1,389 from related parties)	751	2,588
Net Other Income/(Loss)	(2,316)	1,752

Income Before Income Tax and Minority Interests	7,936	1,324
Provision for income tax	(3,445)	(951)
Minority interests in loss of consolidated subsidiaries	614	705
Net Income	$ 5,105	$ 1,078
Basic Income per Share	$ 0.10	$ 0.02
Diluted Income per Share	$ 0.08	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2008 and 2009
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balance, September 30, 2007	50,492,061	$ 50	$ 63,049	$ 8,638	$ 3,454	$ 75,191
Net income for the year ended September 30, 2008	-	-	-	1,078	-	1,078
Foreign currency translation adjustment	-	-	-	-	1,335	1,335
Comprehensive income						$ 2,413

Issuance of restricted shares	642,981	1	(1)	-	-	-
Stock-based compensation	-	-	873	-	-	873
Balance, September 30, 2008	51,135,042	51	63,921	9,716	4,789	78,477
Net income for the year ended September 30, 2009	-	-	-	5,105	-	5,105
Foreign currency translation adjustment	-	-	-	-	(22,859)	(22,859)
Comprehensive loss						$ (17,754)

Issuance of restricted shares	392,500	1	(1)	-	-	-
Stock-based compensation	-	-	495	-	-	495
Balance, September 30, 2009	51,527,542	$ 52	$ 64,415	$ 14,821	$ (18,070)	$ 61,218

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 5,105	$ 1,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydocking costs	8,269	9,443
Loss on sale of property and equipment	124	25
Minority interest in loss of consolidated subsidiaries	(614)	(705)
Net loss in equity method investees	231	58
Foreign currency transaction loss	539	417
Stock based compensation	495	872
Changes in current assets and liabilities:
Trade accounts receivable	(12,826)	(9,125)
Trade accounts receivable from related parties	4,672	2,860
Other receivables	68	452
Inventories	424	(3,186)
Prepaid expenses and other current assets	(551)	(4,215)
Accounts payable and accrued expenses	(205)	4,035
Accounts payable to related parties	5,113	(1,587)
Accrued taxes	1,635	(1,210)
Deferred revenue	(1,173)	1,317
Net cash provided by operating activities	$ 11,306	$ 529

Cash flows from investing activities:
Investment in joint venture	(1,400)	(2,366)
Advances on related party notes receivable	-	(125)
Collections on related party notes receivable	-	661
Proceeds from sale of property and equipment	19	161
Payments to purchase vessels, equipment and property	(18,769)	(41,300)
Net cash used in investing activities	$ (20,150)	$ (42,969)

Cash flows from financing activities:
Proceeds from issuance of put option liability	10,000	-
Proceeds from issuance of short-term debt to related parties	312	1,147
Proceeds from issuance of long-term debt	31,100	31,593
Principal payments on notes payable - related parties	(912)	(771)
Principal payments on long-term debt	(7,286)	(562)
Net cash provided by financing activities	$ 33,214	$ 31,407
Effect of exchange rate changes on cash	391	24
Net change in cash	24,761	(11,009)
Cash at beginning of year	4,461	15,470
Cash at end of year	$ 29,222	$ 4,461

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized portion	$ 468	$ 328
Cash paid for income tax	$ 2,075	$ 2,544

Non cash investing and financing activities:
Capitalized interest and foreign curency transation loss	$ 4,101	$ -

Unpaid portion of the acquisition of the 29% minority interest in KMG	$ -	$ 1,400

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

Nature of Operations – The Company’s operations consist of three major business segments:

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

Infrastructure Development – Infrastructure development consists of operating a water desalinization and bottling plant and sales of potable water, and the development of a marine base located at the Port of Bautino on the North Caspian Sea.

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

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debt and long-term derivative put option approximates fair value due to the stated interest rates approximating prevailing market rates.

Minority Interests in Consolidated Subsidiaries – Minority interests in consolidated subsidiaries relates to the minority shareholders’ investment in the subsidiaries. In the statements of operations, consolidated net income is adjusted by the minority shareholders’ proportionate share of the income or loss from the consolidated subsidiaries.

Cash – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Trade Accounts Receivables – In the normal course of business, the Company extends credit to its customers on a short-term basis. The Company’s principal customers are major oil and natural gas exploration, development and production companies. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. For new geophysical services customers, the Company typically requires an advance payment and retains the seismic data generated from these services as collateral until payment is made in full. The Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if the Company determines it is likely that receivables will not be fully collected. The Company also may provide a general provision for doubtful accounts based on existing economic conditions.

Inventories – Inventory consists of bulk and bottled water related to the desalinization plant, fuel, spare parts and supplies related to the geophysical operations. As of September 30, 2009 an allowance of $375 was recognized. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method.

Vessels, Equipment and Property – Vessels, equipment and property are stated at cost less accumulated depreciation. At the time property is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred except for marine vessel drydocking expenditures, which are capitalized and amortized.

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2009 and 2008 of $7,323 and $8,719, respectively. Depreciation on the marine base will begin once the base is placed in operation.

Drydocking Costs – Caspian’s vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months. Drydocking costs comprise painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2009 and 2008 of $902 and $673, respectively. Accumulated amortization of the drydocking costs was $707 and $913 as of September 30, 2009 and 2008, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2009 and 2008, the Company reviewed its long-lived assets and determined no impairments were necessary.

Revenue Recognition – Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts  are generally  on a term basis,  ranging from three  months to three years. The base rate of

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis and recognized when incurred. The Company commenced in 2008 and continued in 2009 a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract is recognized when services are performed.

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At September 30, 2009 and 2008 the Company had $45 and $1,428, respectively, of deferred revenue related to these prepaid services.

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

The Kazakh Tenge (KZT) is the functional currency of the operating subsidiaries. Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

Income Taxes –Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax basis and attributable to operating loss carry forwards. Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakhstan income tax regulations.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes. Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 31, 2009 and 2008, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

A deferred tax liability is not recognized for the following types of temporary differences unless it becomes apparent that those temporary differences will reverse in the foreseeable future:

(a) An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture, that is essentially permanent in duration.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(b) Undistributed earnings of a domestic subsidiary or a domestic corporate joint venture that is essentially permanent in duration.

Comprehensive Income – Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

Basic and Diluted Income Per Share – Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted income per share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares. The Company does not include any potentially issuable shares that are anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding for the years ending September 30, 2009 and 2008:

	2009	2008
Basic weighted-average shares outstanding	51,135,042	50,492,061
Effect of dilutive securities and convertible debt:
Options	-	-
Non-vested restricted stock grant	191,486	267,762
Convertible debt	13,043,478	2,901,619
Diluted weighted-average shares outstanding	64,370,006	53,661,442

At September 30, 2009 and 2008, respectively, the Company had 3,607,775 and 5,500,108 options and warrants outstanding that were not included in the computation of diluted income per share as their effects would have been anti-dilutive.

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value of the reward is calculated based on closing stock price at the grant date. Restricted stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Concentrations of Credit Risk –The Company’s vessel operations are contracted primarily with Agip KCO, CMOC/Shell and their service providers. Agip KCO operates the fields on behalf of a consortium of international oil companies and subcontracts some of the work. Loss of any of the above customers could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2010. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and so has a more diversified level of risk.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Reclassifications – Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. The reclassifications had no effect on net income.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our fiscal year ending September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

In October 2008, the FASB issued guidance regarding subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC) on December 23, 2009. See Note 14 – Subsequent Events.

In December 2007, the FASB issued guidance related to Business Combinations. This guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. Early adoption is not permitted. The adoption of this guidance did not have an immediate effect on our financial statements, however, this guidance will govern the accounting for any future business combinations that the Company may enter into.

In April 2008, FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset. The intent of this guidance is to improve the consistency between  the useful  life of  a recognizable  intangible  asset and the  period  of  expected  cash flows

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

used to measure the fair value of the asset under U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of this guidance will have an impact on its financial position or results of operations.

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. Based on the current consolidated financial statements, if this guidance were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in stockholders’ equity, the minority interest in loss of consolidated subsidiaries would be included in consolidated net loss in the consolidated statement of operations, and the notes to the financial statements would include expanded disclosures regarding the ownership interests of the Company and of the noncontrolling interests.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted this guidance on October 1, 2008. In February 2008, the FASB issued additional guidance which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of this guidance that were not postponed did not have a material impact on our consolidated financial statements. We are currently evaluating the effect of the implementation of those parts of the guidance that were deferred.

In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. It provides guidance for estimating fair value in accordance with fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In March 2009, the FASB issued guidance for revenue arrangements with multiple deliverables by providing guidance on accounting for revenue arrangements that provide for multiple payment streams. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. We have not yet determined the effect on our consolidated financial statements, if any, that this guidance will have.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

NOTE 2 – EQUITY METHOD INVESTMENTS

Veritas-Caspian – During 2005, the Company and an unrelated company formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea. The Kazakhstan Government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks until December 2010 with the option to extend through December 2015. To accomplish the gathering of the seismic data, Veritas-Caspian charters vessels from the Company. The Company recognized $3,257 and $10,839 of vessel revenue during the years ended September 30, 2009 and 2008, respectively, from the charter of vessels to Veritas-Caspian.

The Company obtained its 50% non-controlling interest in Veritas-Caspian for a capital contribution of $0.4 and accounts for the investment under the equity method of accounting. The joint venture agreement states that the other joint-venture holder will provide all funding for the operations of Veritas-Caspian and the Company will provide the local ownership requirements. The Company has no responsibility to provide further funding and has no obligation to assume any losses of the joint venture.

Revenues from the sale of the data will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs. In turn, revenue will be split between the joint-venture holders after Veritas-Caspian has recovered its costs.

At September 30, 2009 the Company’s investment in Veritas-Caspian was reduced to zero due to Veritas-Caspian’s accumulated losses of $28,656. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

MOBY – In January 2008, the Company and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at the Company’s marine base, which is under construction in Bautino Bay. The Company owns a 20% interest in the joint venture, which is accounted for by the equity method. As of September 30, 2009, the Company had invested $732, which fully met the Company’s obligation for its share in this joint venture. The investment in the joint venture of $443 as of September 30, 2009 represents the original investment less the Company’s share of the joint venture’s accumulated loss of $289.

NOTE 3 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2009. Receivables from vessel charter revenues were approximately $16,203 and $12,880 at September 30, 2009 and 2008, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis. The receivables are due 30 days from date of invoice. At September 30, 2009 and 2008, receivables related to geophysical services totaled $10,468 and $6,074, respectively. The Company has reviewed the accounts receivable as of September 30, 2009 on a case by case basis. The Company provided an allowance for doubtful accounts of $589 at September 30, 2009, based on existing economic conditions and management’s assessment of the collectability of the receivables.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

During the year ended September 30, 2008, the geophysical services segment wrote off $3,966 of receivables from a customer who appeared to have closed operations. The Company retained title to the data acquired and valued it as inventory at cost. During the year ended September 30, 2009, the Company sold the data to another customer for $1,225 which resulted in a loss of $2,741.

At September 30, 2009 and 2008, receivables related to desalinization and bottling operations totaled $212 and $182, respectively. The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2009 and 2008.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to employees which bear no interest and have terms ranging from less than one year to five years, (2) refunds of inventory advances, initial equity investment and land deposits which were subsequently canceled for lack of performance or mutual agreement. These amounts are currently due and expected to be repaid in the near-term.

The Company has reviewed the other accounts receivable as of September 30, 2009 on case by case basis. The Company provided an allowance for doubtful accounts of $236 at September 30, 2009 based on existing economic conditions and management’s assessment of the collectability of the receivables.

NOTE 4 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

as of September 30,	2009	2008	Depreciable Life in Years
Land	$6,401	$7,976	N/A
Buildings and constructions	766	652	10-14
Marine vessels	21,446	26,723	10
Machinery and equipment	23,714	27,986	2-15
Field camp	435	1,269	5-14
Vehicles	2,249	2,806	3-12
Office equipment	324	395	2-10
Dwelling units	1,798	2,192	3-7
Other	858	718	3-7
Development of marine base	43,471	33,739	N/A
	101,462	104,456
Accumulated depreciation	(24,271)	(22,047)
Vessels, Equipment and Property, net	$77,191	$82,409

During fiscal 2009 the Company extended the useful life for certain equipment and vehicles. The total effect from this revision of useful life for operations is $450.

Development of Marine Base– The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. Management has estimated that the initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area will be partially completed and functional by February 2010, with final completion of the base occurring by December 2010. The Company is currently assessing the final configuration of the base and the services to be provided to customers.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

The Company is funding construction through a combination of debt and equity financing. In June 2007, the Company entered into a series of agreements with the European Bank for Reconstruction and Development  (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi. Funding of the EBRD debt and equity financing was contingent on the Company contributing its portion of the construction costs. By December 31, 2008 the Company had contributed $33,121 (more than the full amount required to be contributed under the EBRD agreements). In December 2008, EBRD made the $10,000 equity investment in Balykshi. In January 2009, $23,600 was received from EBRD as a partial debt financing. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

During the fiscal 2009 and 2008, the Company incurred construction costs of $9,732 and $23,619, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $2,889 and $527 for the years ended September 30, 2009 and 2008, respectively.

In connection with the Investment Agreement and EBRD’s acquisition of a 22% equity interest in Balykshi LLP, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put is exercisable during the period from six to ten years after the signing of the Investment Agreement in June 2007. The purchase price is determined based on the fair market value of Balykshi, not to exceed a 30% per annum rate of return for EBRD. In the event there is a change in control of the Company, EBRD has the right to require the Company to repurchase the equity interest at its fair market value.

In accordance with U.S. generally accepted accounting principles, the put option is an unconditional obligation and is measured at its fair value. The fair value was determined based on an estimate of the amount of cash that would be required to settle the liability. All $10,000 of proceeds from the equity financing were allocated to the put option, which is classified as a liability and none of the proceeds were allocated to the 22% equity interest in Balykshi. At each future balance sheet date, the put option will be remeasured and adjusted to its fair market value with the change going through the statement of operations. At September 30, 2009 the Company concluded the value of the put option remained $10,000.

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

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2009		2008
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 269	$ 140	$ 338	$ 125
Total		$ 269	$ 140	$ 338	$ 125

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Total amortization expense related to intangible assets was approximately $44 and $51 for the years ended September 30, 2009 and 2008, respectively. The estimated amortization expense for acquired software is as follows for the periods indicated:

Amortization expense for the next five years and thereafter:
	Years Ending September 30,
	2010	2011	2012	2013	thereafter
Amortization expense	$ 14	$ 14	$ 14	$ 14	$ 72

Goodwill – During 2008, the Company increased its ownership percentage of KMG from 51% to 80% and recorded $2,195 of additional goodwill. In accordance with U.S. generally accepted accounting principles, the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2009. Even though, KMG’s operations showed negative results for two consecutive annual periods, there are indications of improving profitability and other market factors showed positive trend. Based on the evaluation made, the Company concluded that no impairment was needed.

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The Year Ended September 30,
	2009	2008
Balance - beginning of year	$ 5,522	$ 3,295
Acquired - KMG	-	2,195
Foreign currency translation adjustment	(1,139)	32
Balance - end of year	$ 4,383	$ 5,522

NOTE 6– LONG-TERM DEBT

During the fourth quarter of 2008, the Company borrowed $3,000 from a local bank. The note is collateralized by a corporate guarantee issued by TatArka and by certain seismic equipment. The note bears interest at 6% per annum plus the three-month LIBOR rate at the date of interest calculation. At September 30, 2009 the annual interest rate was equal to 8.80%. The note is due in July 2010. Through September 30, 2009, the Company had repaid $1,286 of the principal due under the note.

During 2008, the Company borrowed $1,000 from a local bank. The note was collateralized by a corporate guarantee issued by KMG and bore interest at 6% per annum plus the three-month LIBOR rate at the date of interest calculation. The loan was fully repaid in July 2009.

During fiscal 2008, the Company borrowed $5,000 from Petrolinvest S.A. The loan had a conversion feature that allowed the lender to convert the loan amount to common stock of the Company at $2.75 per share. Because the conversion price was equal to the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bore interest at the three-month LIBOR rate plus 2% per annum. Although the loan matured in July 2008, the Company agreed to postpone repayment of the loan. The loan was fully repaid and the conversion option expired in November 2008.

During 2008, the Company borrowed $15,000 from Altima Central Asia (Master) Fund Ltd. At September 30, 2009 the total accumulated interest was $2,550. Interest accrued for 2008 and 2009 was partially capitalized into construction in progress in September 2009 in the amount of $1,950. The loan has a conversion feature that allows the lender to convert the loan to common stock of the Company at a price of $2.30 per share. Because the conversion price was equal to the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in June 2011.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

During 2008, the Company entered into a loan agreement with Great Circle Energy Services LLC to borrow $15,000. At September 30, 2009 total accumulated interest was $1,960. Interest accrued for 2008 and 2009 was partially capitalized into construction in progress in September 2009 in the amount of $975. The loan has a conversion feature that allows the lender to convert the note to common stock of the Company at an issue price of $2.30 per share. Because the conversion price was equal to the market price of the Company’s common stock on the loan date, no beneficial conversion feature was recorded. The loan bears interest at 13% per annum and is due in December 2011.

In fiscal 2009, the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. The loan bears interest at 5.5% per annum plus the LIBOR rate at the date of interest calculation and is due in May 2015. The interest rate changed to 7% per annum starting October 2009. By September 30, 2009, the Company accrued $594 of interest into the note payable.

Long-term debt consists of the following:

	September 30,
	2009	2008
Bank loan and accrued interest bearing interest at 6%
plus Interest calculation base; due July 2010; secured by	$ 1,714	$ 2,984
corporate guarantee issued by TatArka and seismic equipment

Bank loan bearing interest at 6% plus LIBOR rate
settled in July 2009	-	1,002

Loans from institutions other than banks at 4.81%
due July 2008, settled in November 2008	-	5,000

Convertible loans and accrued interest from
institutions other than banks at 13%	17,550	15,492
due June 2011

Convertible loans and accrued interest
from institutions other than banks at 13%	16,960	7,572
due December 2011

Bank loan bearing interest at 5.5% plus LIBOR rate	24,194	-
due May 2015; secured by property and bank accounts

Total Long-term Debt	60,418	32,050
Less: Current Portion	7,308	7,288
Long-term Debt - Net of Current Portion	$ 53,110	$ 24,762

The annual maturities for the next five years and thereafter are as follows for the years ending September 30,:

September 30,	2010	2011	2012	2013	2014	thereafter
	7,308	17,550	21,610	4,650	4,650	4,650

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock-based Compensation Plan - The Company accounts for issuances of stock-based compensation to employees in accordance with U.S. generally accepted accounting principles, which require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During 2008 the Caspian Services, Inc. 2008 Equity Incentive Plan (“Compensation Plan”) was adopted by the Company’s Board of Directors. The Compensation Plan was adopted with the goal of enhancing the interests of the Company and its shareholders. It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.

The Company has made certain stock grants that vest as follows: i) 50% on the grant date; ii) 25% on the first anniversary of the grant date, and iii) 25% on the second anniversary of the grant date. The stock granted is also subject to a six month holding period during which the shares may not be sold.

In 2009, pursuant to the Compensation Plan, The Company awarded selected officers and directors, as well as key employees additional restricted stock grants totaling 407,500 shares, valued at $130, in connection with their employment agreements. In July 2009 15,000 shares of non-vested restricted stock grants valued at $38 were canceled. These grants vest the same way as disclosed above, except for the grant to an executive employee totaling 204,000 shares, valued at $65, who left the Company in August 2009, vested on the date of grant.

In May 2008 the Company issued and distributed 642,981 shares of Company common stock to certain Company employees as part of the Compensation Plan.

Compensation expense charged against income for stock-based awards during the years ended September 30, 2009 and 2008 was $495 and $873, respectively, and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

A summary of the non-vested stock under the Compensation Plan at September 30, 2009 follows:

	Non-Vested	Weighted Average Grant Date Fair
	Shares	Value Per Share

Non-vested at September 30, 2008	321,491	$2.50
Stock granted	407,500	$0.32
Stock vested	(465,985)	$1.03
Stock forfeited	(15,000)	$2.50
Non-vested at September 30, 2009	248,006	$1.63

The value of the non-vested stock under the plan at September 30, 2009 is $94. As of September 30, 2009 unrecognized  stock-basic compensation was $244 and will be recognized over the weighted average remaining term of 1.1 years.

Stock Options – At September 30, 2009, the Company had 800,000 options outstanding that were fully vested. These options expire in August 2015.

During the year ended September 30, 2008, in accordance with the Compensation Plan, 469,772 unvested stock options were forfeited in exchange for restricted stock grants totaling 156,591 shares.

Stock option activity for the years ended September 30, 2009 and 2008 is as follows:

	2009		2008
		Weighted-Average Exercise		Weighted-Average Exercise
	Options	Price Per Share	Options	Price Per Share
Outstanding at beginning of the year	1,000,000	$ 3.00	1,153,735	$ 3.00
Granted	-	-	316,037	2.20
Forfeited	-	-	(469,772)	2.63
Expired	(200,000)	3.00	-	-
Outstanding at end of the year	800,000	$ 3.00	1,000,000	$ 3.00
Exercisable at end of the year	800,000	$ 3.00	1,000,000	$ 3.00
Weighted average fair value of
options granted during the year		$ -		$ 2.20

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2009 was six years.

At September 30, 2009 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share at September 30, 2009.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Warrants – Warrant activity for the years ended September 30, 2009 and 2008 is as follows:

	2009		2008
		Weighted-Average Exercise		Weighted-Average Exercise
	Warrants	Price Per Share	Warrants	Price Per Share
Outstanding at beginning of the year	4,500,108	$ 4.22	4,500,108	$ 4.22
Expired	(1,692,333)	4.59	-	-
Outstanding at end of the year	2,807,775	$ 4.00	4,500,108	$ 4.22
Exercisable at end of the year	2,807,775	$ 4.00	4,500,108	$ 4.22

The weighted-average remaining contractual life of the 2,807,775 warrants outstanding and exercisable at September 30, 2009 was 0.8 years.

NOTE 8— COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income and changes in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in shareholders’ equity and consists of foreign currency translation adjustments.

Total comprehensive loss for the year ended September 30, 2009 was $17,754. Of this amount, the loss from foreign currency translation adjustment was $22,859. This loss from foreign currency translation adjustment in fiscal 2009 was due to a sharp devaluation of the Kazakh Tenge in February 2009.

Total comprehensive income for the year ended September 30, 2008 was $2,413.

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

The principle of group consolidation for tax purposes does not exist in Kazakhstan. This means that the Company pays tax on all profits realized by its subsidiaries, but cannot offset the losses of other subsidiaries. These losses can only be carried forward in the same company. Tax deductions in the United States consist principally of general and administrative expenses and interest expense.

Management believes it has paid or accrued for all taxes that are applicable. Where practice concerning the provision of taxes is unclear, management has accrued tax liabilities based on its best estimate.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Earnings and (losses) before income taxes and minority interests derived from United States and international operations are as follows:

	For the Year Ended September 30,	For the Year Ended September 30,
	2009	2008
United States	$ (2,332)	$ (132)
Kazakhstan and other International operations	10,268	1,456
	$ 7,936	$ 1,324

Income tax expense consists of the following:

	For the Year Ended September 30,	For the Year Ended September 30,
	2009	2008
Current expense	$ 3,957	$ 2,374
Deferred benefit	(512)	(1,423)
	$ 3,445	$ 951

Deferred tax assets and liabilities are as follows:

As of September 30,	2009	2008
Deferred tax assets
Operating loss carry forwards	$ 2,689	$ 4,010
Provision for doubtful accounts	844	300
Property and equipment	253	421
Other deferred tax assets	33	29
Valuation allowance	(2,844)	(2,858)
Total deferred tax assets	975	1,902
Deferred tax liability for property and equipment	(1,299)	(2,295)
Net deferred tax liability	$ (324)	$ (393)

Effective January 1, 2009 the Republic of Kazkhstan adopted a new Tax Code, which decreased the Corporate income rate, for legal entities, to 20%.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for income taxes:

	Year Ended September 30,	Year Ended September 30,
	2009	2008
Tax at U.S. federal statutory rate (34%)	$ 3,033	$ 613
Utilization of losses	(567)	(866)
Non-deductible expenses	639	537
Loss not subject to taxation	756	359
Non-deductable losses of subsidiaries	1,896	497
Effect of changing the tax rate from 30% to 20%	(112)	-
Effect of lower foreign tax rates	(2,200)	(189)
Income tax provision	$ 3,445	$ 951

As of September 30, 2009, the Company has loss carry forwards of approximately $4,204 and $5,240 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of September 30, 2009 the amount of purchase commitments was equal to $6,633.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2009 and 2008 was $1,260 and $2,200, respectively.

The Company maintains its corporate office in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan. The Company also leases apartments in Almaty and Aktau for use by employees. Rent expense for the years ended September 30, 2009 and 2008 was $979 and $1,499, respectively.

The future minimum rental payments required under these operating leases for 2010 are $2,239.

Some of the vessels in the Company’s fleet are leased from a third party. Rent expense for the years ended September 30, 2009 and 2008 was $4,449 and $6,057, respectively. The future minimum rental payments required under these operating leases are estimated to be $1,929. The current vessel lease agreements expire in February 2010. The Company intends to renew these agreements.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2009 and 2008 the Company recognized revenue for seismic work from an entity under common management (Bolz LLP) of $0 and $2,029, respectively.

During the years ended September 30, 2009 and 2008 the Company paid an entity related through common ownership (Veritas-Caspian) $21,264 and $0, respectively for seismic services. The Company also recognized revenue from the same entity of $3,257 and $10,839 for vessel rental and cost reimbursement during 2009 and 2008, respectively.

During the years ended September 30, 2009 and 2008 the Company paid an entity under common management (KazakhstanCaspiShelf) $1,402 and $1,389, respectively, for vessel and equipment rental, seismic services and purchases of assets. The Company also performed seismic works and rented equipment to this entity in the amount of $678 and $1,657, respectively. This entity performed seismic services for the Company in the amount of $1,999 and $2,570 during the periods ended September 30, 2009 and 2008, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

Accounts receivable from related parties as of September 30, 2009 and 2008 consisted of the following:

Related party's Name	Description	September 30, 2009	September 30, 2008

Bolz LLP	Seismic services	$ 3,230	$ 4,485
Veritas Caspian	Vessel rental and cost reimbursement	-	459
Erkin Oil	Geological services	232	292
KazakhstanCaspiShelf	Equipment rental, services and fuel sales	407	-
Officers	Travel and other indirect costs	-	226
Others	Services provided	81	139
	Allowance for doubtful accounts	(3,029)	-
TOTAL		$ 921	$ 5,601

The Company has reviewed the accounts receivable from related parties as of September 30, 2009 on a case by case basis. The Company provided an allowance for doubtful accounts of $3,029 at September 30, 2009 based on existing economic conditions.

Accounts payable due to related parties as of September 30, 2009 and 2008 consisted of the following:

Related party's Name	Description	September 30, 2009	September 30, 2008

Veritas Caspian	Seismic services	$ 5,313	$ -
KazakhstanCaspiShelf	Seismic services	-	1,025
Officers	Payroll and travel	293	157
Others	Services received	70	130
TOTAL		$ 5,676	$ 1,312

Accounts receivable from related parties and accounts payable to related parties have no stated repayment terms and are due upon presentation.

NOTE 12 – OTHER INCOME

During the year ended September 30, 2009 and 2008 the Company rented some of its idle equipment to a company under common management and recognized $392 and $1,557 of other income, respectively.

During the year ended September 30, 2009 and 2008 the Company recognized income of $359 and $91, respectively, from the sale of equipment and goods to third parties.

During the year ended September 30, 2008 the Company re-invoiced $940 of expenses incurred (mostly QHSE and travel expenses) to Veritas-Caspian, an entity under common ownership, and other non-related companies.

NOTE 13 – SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

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

	For the Years
	Ended September 30,
	2009	2008
Capital Expenditures
Vessel Operations	$ 3,079	$ 12,595
Geophysical Services	1,854	5,185
Infrastructure Development	17,937	23,516
Total segments	22,870	41,296
Corporate assets	-	3
Total consolidated	$ 22,870	$ 41,299

	For the Years
	Ended September 30,
	2009	2008
Revenues
Vessel Operations	$ 50,934	$ 36,988
Geophysical Services	45,988	34,739
Infrastructure Development	1,971	1,512
Total segments	98,893	73,239
Less intersegment revenues	(727)	(613)
Total consolidated	$ 98,166	$ 72,626

Depreciation and Amortization
Vessel Operations	$ (3,864)	$ (3,878)
Geophysical Services	(4,166)	(5,130)
Infrastructure Development	(233)	(429)
Total segments	(8,263)	(9,437)
Corporate depreciation and amortization	(6)	(6)
Total consolidated	$ (8,269)	$ (9,443)

Interest expense
Vessel Operations	$ (3)	$ (56)
Geophysical Services	(430)	(213)
Infrastructure Development	-	(22)
Total segments	(433)	(291)
Corporate interest expense	(2,072)	(169)
Total consolidated	$ (2,505)	$ (460)

Loss from Equity Method Investees
Infrastructure Development	$ (231)	$ (58)
Total segments	(231)	(58)
Total consolidated	$ (231)	$ (58)

Income (Loss) Before Income Tax and Minority Interests
Vessel Operations	$ 12,492	$ 397
Geophysical Services	(1,324)	2,385
Infrastructure Development	(329)	(603)
Total segments	10,839	2,179
Corporate loss	(2,903)	(855)
Total consolidated	$ 7,936	$ 1,324

CASPIAN SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

	For the Years
	Ended September 30,
	2009	2008
Benefit from (Provision for) Income Tax
Vessel Operations	$ (1,925)	$ 206
Geophysical Services	(1,520)	(1,157)
Total segments	(3,445)	(951)
Total consolidated	$ (3,445)	$ (951)

Minority Interests in Loss of Consolidated Subsidiaries
Geophysical Services	$ 554	$ 544
Infrastructure Development	60	161
Total segments	614	705
Total consolidated	$ 614	$ 705

Segment Net Income (Loss)
Vessel Operations	$ 10,567	$ 603
Geophysical Services	(2,290)	1,772
Infrastructure Development	(270)	(442)
Total segments	8,007	1,933
Corporate loss	(2,902)	(855)
Total consolidated	$ 5,105	$ 1,078

	September 30,	September 30,
Segment Assets	2009	2008
Vessel Operations	$ 45,643	$ 40,349
Geophysical Services	33,544	46,579
Infrastructure Development	71,777	44,443
Total segments	150,964	131,371
Corporate assets	87,719	83,593
Less intersegment investments	(87,566)	(84,336)
Total consolidated	$ 151,117	$ 130,628

NOTE 14 – SUBSEQUENT EVENTS

On November 23, 2009 the Company and EBRD agreed to certain amendments to the original Loan Agreement, which reduced the capital expenditures required to complete construction of the marine base. As a result, EBRD agreed to accept an early repayment of $11,800 that had been loaned to the Company under the Loan Agreement, and waive certain covenants of the original loan agreement. EBRD and the Company also agreed to reduce the total loan amount available under the Loan Agreement to $18,600.