Form 10-Q
period 2009-12-31
CASPIAN SERVICES INC
filed 2010-02-16
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑  No☐

                 Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No☑

As of February 10, 2010, the registrant had 51,523,542 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2009
and September 30, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three months ended December 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three months ended December 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	25

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share data)
	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash	$11,738	$29,222
Trade accounts receivable, net of allowance of $2,229 and $887, respectively	16,867	26,403
Trade accounts receivable from related parties, net of allowance of $2,779 and $2,731, respectively	1,312	812
Other receivables, net of allowance of $235 and $236, respectively	1,354	638
Notes receivable from related parties, current portion	47	99
Inventories	1,269	1,255
Inventories held for sale, net of allowance of $381 and $375, respectively	1,624	1,596
Prepaid taxes	1,139	1,000
Advances paid	868	438
Deferred tax assets	2,061	975
Prepaid expenses and other current assets	885	693
Total Current Assets	39,164	63,131
Vessels, equipment and property, net	83,484	77,191
Drydocking costs, net	1,150	1,316
Goodwill	4,459	4,383
Intangible assets, net	121	129
Long-term prepaid taxes	4,548	3,400
Investments	506	443
Long-term other receivables, net of current portion	1,158	1,124
Total Assets	$134,590	$151,117

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,360	$6,432
Accounts payable to related parties	142	5,676
Accrued expenses	1,227	1,530
Accrued taxes	1,681	2,735
Deferred revenue	2,192	45
Long-term debt - current portion	6,397	7,308
Total Current Liabilities	14,999	23,726
Long-term debt - net of current portion	42,427	53,110
Long-term derivative put option liability	10,000	10,000
Long-term deferred revenue	3,327	-
Long-term deferred income tax liability	1,290	1,299
Total Liabilities	72,043	88,135
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,523,542 shares and 51,527,542 shares issued and outstanding	52	52
Additional paid-in capital	64,545	64,415
Retained earnings	12,112	14,821
Accumulated other comprehensive loss	(14,562)	(16,048)
Equity attributable to Caspian Services, Inc. Shareholders	62,147	63,240
Equity attributable to noncontrolling interests	400	(258)
Total Equity	62,547	62,982
Total Liabilities and Equity	$134,590	$151,117

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2009	2008
Revenues
Vessel revenues (which includes $657 and $231, respectively from related parties)	$5,151	$9,288
Geophysical service revenues	7,907	13,978
Product sales	360	315
Total Revenues	13,418	23,581

Operating Expenses
Vessel operating costs	4,485	6,843
Cost of geophysical service revenues (which includes $0 and $3,557, respectively to related parties)	4,342	9,113
Cost of product sold	200	188
Depreciation and amortization of dry-dock costs	1,739	2,627
General and administrative expense	4,751	4,253
Total Costs and Operating Expenses	15,517	23,024
Income/(Loss) from Operations	(2,099)	557

Other Income (Expense)
Interest expense	(672)	(605)
Foreign currency transaction loss	(482)	(287)
Interest income	5	1
Income/(loss) from equity method investees	55	(106)
Other non-operating income/(loss), net	(18)	429
Net Other Expense	(1,112)	(568)

Loss Before Income Tax	(3,211)	(11)
Benefit from (provision for) for income tax	1,002	(584)
Net loss	(2,209)	(595)
Net loss (income) attributable to noncontrolling interests	(500)	145
Net loss attributable to Caspian Services, Inc.	$(2,709)	$(450)
Basic Loss per Share	$(0.05)	$(0.01)
Diluted Loss per Share	$(0.05)	$(0.01)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,209)	$(595)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of drydocking costs	1,739	2,627
Loss on sale of property and equipment	230	81
Net loss/(income) in equity method investees	(55)	106
Foreign currency transaction loss	482	287
Stock based compensation	130	144
Changes in current assets and liabilities:
Trade accounts receivable	9,901	5,462
Trade accounts receivable from related parties	345	2,006
Other receivables	(759)	(589)
Inventories	8	223
Prepaid expenses and other current assets	(2,867)	(1,544)
Accounts payable and accrued expenses	(3,631)	(5,900)
Accounts payable to related parties	(6,601)	(935)
Accrued taxes	(1,124)	247
Deferred revenue	5,422	(219)
Net cash provided by operating activities	$1,011	$1,401

Cash flows from investing activities:
Investment in joint venture	-	(1,400)
Collections on notes receivable	100	-
Proceeds from sale of property and equipment	-	2
Payments to purchase vessels, equipment and property	(4,595)	(3,659)
Net cash used in investing activities	$(4,495)	$(5,057)

Cash flows from financing activities:
Proceeds from issuance of put option liability	-	10,000
Proceeds from issuance of long-term debt	-	7,500
Principal payments on notes payable - related parties	-	(600)
Principal payments on long-term debt	(12,229)	(5,000)
Net cash provided by/(used in) financing activities	$(12,229)	$11,900
Effect of exchange rate changes on cash	(1,771)	(79)
Net change in cash	(17,484)	8,165
Cash at beginning of year	29,222	4,461
Cash at end of year	$11,738	$12,626

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$300
Cash paid for income tax	$1,142	$154

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$815	$460
Capitalized foreign currency translation loss	$1,386	$-

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on December 29, 2009.  Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Noncontrolling Interests — The Company adopted the Financial Accounting Standards Board's ("FASB") revised standard on accounting for noncontrolling interests on October 1, 2009.  This standard establishes accounting and reporting requirements for the noncontrolling interest (formerly "minority interest") in a subsidiary and for the deconsolidation of a subsidiary.  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The presentation and disclosure requirements of this standard must be applied retrospectively for all periods.  This requirement changed the presentation of the consolidated balance sheet and statements of operations.  It also requires a consolidated statement of comprehensive income.  Footnote disclosures for the interim financial periods include separate reconciliations of equity for Caspian Services Inc. and the noncontrolling interests.

Subsequent Events — We have evaluated subsequent events after the balance sheet date of December 31, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on February 15, 2009 which is the date the financial statements were issued. No significant subsequent events were identified.

Nature of Operations — The Company’s business consists of three major business segments:

Vessel Operations — Vessel operations consist of chartering a fleet of shallow draft offshore support vessels to customers performing oil and gas exploration activities in the Kazakhstan Sector of the North Caspian Sea.

Geophysical Services — Geophysical services consist of providing seismic data acquisition services to oil and gas companies operating both onshore in Kazakhstan and offshore in the Kazakhstan sector of the North Caspian Sea and the adjacent transition zone.

Infrastructure Development — Infrastructure development consists of operating a water desalinization and bottling plant and sales of potable water, and the development of a marine base located at the Port of Bautino on the North Caspian Sea.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Basic and Diluted Income (Loss) Per Common Share — Basic income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding giving effect to potentially issuable common shares.  The Company does not include any potentially issuable shares that are anti-dilutive.

At December 31, 2009, the Company had 3,607,775 options and warrants, 248,006 non-vested restricted shares and 13,043,478 shares related to convertible debt were not included in the computation of diluted loss per common share because they would be anti-dilutive due to the period’s loss.

At December 31, 2008, the Company had 5,500,108 options and warrants, 304,517 non-vested restricted shares and 13,043,478 shares related to convertible debt were not included in the computation of diluted loss per common share because they would be anti-dilutive due to the period’s loss.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2009 and 2008:

	For the Three Months Ended
	December 31,
	2009	2008
Basic weighted-average shares outstanding	51,523,542	51,135,042
Effect of dilutive securities and convertible debt:
Options	n/a	n/a
Non-vested restricted stock grant	n/a	n/a
Convertible debt	n/a	n/a
Diluted weighted-average shares outstanding	51,523,542	51,135,042

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily with Agip KCO, CMOC/Shell and their service providers. Loss of any of the aforementioned customers could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2010. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that these customers will renew, or will renew on terms favorable to the Company. The geophysical division has a more widespread portfolio of clients and so has a more diversified level of risk.

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

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts and the long-term derivative put option approximates fair value due to the stated interest rates approximating prevailing market rates.

Reclassifications — Certain reclassifications have been made to the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.  The reclassifications had no effect on net loss. In accordance with the adoption of the new standards for noncontrolling interests, the Company allocated $2,022 of other comprehensive income to the noncontrolling interests.

Recent Accounting Pronouncements — In March 2009, the FASB issued guidance for revenue arrangements with multiple deliverables by providing guidance on accounting for revenue arrangements that provide for multiple payment streams.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. We have not yet determined the effect on our consolidated financial statements, if any, that this guidance will have.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base — The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The first phase of the project has now been commissioned and final completion is expected by December 2010. The Company is currently assessing the final configuration of the base and the services to be provided to customers.

The Company has funded construction through a combination of debt and equity financing. In June 2007, the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi. The scope of the base was subsequently revised which reduced anticipated base construction costs.  In response, the Company returned a portion of the funds borrowed from EBRD to reduce the amount of the EBRD loan to $18,600. We expect the total cost of the base to be approximately $71,800.  Funds not raised from EBRD were provided by the Company. Balykshi’s and CRE’s property is mortgaged under the EBRD agreement (including bank accounts).

During the quarter ended December 31, 2009 and 2008, the Company incurred construction costs of $6,520 and $3,086, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $815 and $460 for the quarter ended December 31, 2009 and 2008, respectively.

NOTE 3 — LONG-TERM DEBT

In fiscal 2009 the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. The loan bears interest at 5.5% per annum plus the LIBOR rate at the date of interest calculation and is due in May 2015. The interest rate changed to 7% per annum starting October 2009. By December 31, 2009 Balykshi had repaid $11,800.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Long-term debt consists of the following:

	December 31,	September 30,
	2009	2009
Bank loan and accrued interest at 6% plus interest calculation
base (8.80% at December 31, 2009); due July 2010; secured by	$1,286	$1,714
corporate guarantee issued by TatArka and seismic equipment

Unsecured convertible loans and accrued interest from	18,113	17,550
institutions other than banks at 13% due June 2011

Unsecured convertible loans and accrued interest from	17,514	16,960
institutions other than banks at 13% due December 2011

Bank loan bearing interest at 5.5% plus LIBOR rate	11,911	24,194
due May 2015; secured by property and bank accounts

Total Long-term Debt	48,824	60,418
Less: Current Portion	6,397	7,308
Long-term Debt - Net of Current Portion	$42,427	$53,110

NOTE 4 — STOCK BASED COMPENSATION PLANS

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

Compensation expense charged against income for stock-based awards during the three months ended December 31, 2009 and 2008 was $130 and $144, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at December 31, 2009 follows:

		Weighted Average Grant
	Non-Vested Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	-	-
Stock vested	-	-
Stock forfeited	-	-
Non-vested at December 31, 2009	248,006	$1.63

The value of the non-vested stock under the plan at December 31, 2009 is $146.  As of December 31, 2009 unrecognized stock-based compensation was $149 and will be recognized over the weighted average remaining term of 0.98 years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 5 — EQUITY (DEFICIT) ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The Company adopted the revised standard on accounting for noncontrolling interests on October 1, 2009, pursuant to which noncontrolling interests are considered a component of equity.  The standard also changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in the consolidated financial statements include amounts attributable to Caspian Services Inc. stockholders and the noncontrolling interests.  The following schedule presents changes in consolidated equity/(deficit) attributable to Caspian Services Inc. and the noncontrolling interests:

	2009			2008
		Equity			Equity
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30,	$ 63,240	$ (258)	$ 62,982	$ 78,284	$ 2,576	$ 80,860
Comprehensive income (loss):
Net income (loss)	(2,709)	500	(2,209)	(305)	(145)	(450)
Currency translation adjustment	1,486	158	1,644	1,482	158	1,640
Total comprehensive income (loss)	(1,223)	658	(565)	1,177	13	1,190
Amortization of unearned compensation	130	-	130	144	-	144
Ending balance, December 31,	$ 62,147	$ 400	$ 62,547	$ 79,605	$ 2,589	$ 82,194

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments — During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of December 31, 2009 the amount of purchase commitments was equal to $4,301.

NOTE 7 — RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2009 and 2008 the Company paid an entity related through common ownership (Veritas-Caspian) $5,969 and $7,078, respectively for seismic services. The Company also recognized revenue from the same entity of $657 and $231 for vessel rental and cost reimbursement during the three months ended December 31, 2009 and 2008, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties consist of the following:

Related Party's Name	Description	December 31, 2009	September 30, 2009

Bolz LLP	Seismic services	$3,286	$3,230
Veritas Caspian	Vessel rental and cost reimbursement	482	-
Erkin Oil	Geological services	236	232
Others	Services provided	87	81
	Allowance for doubtful accounts	(2,779)	(2,731)
TOTAL		$1,312	$812

The Company has reviewed the accounts receivable from related parties as of December 31, 2009 on case by case bases. The Company provided a general allowance for doubtful accounts of $2,779 and $2,731 at December 31, 2009 and September 30, 2009, respectively based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

Accounts payable due to related parties consist of the following:

Related Party's Name	Description	December 31, 2009	September 30, 2009

Veritas Caspian	Seismic services	$-	$5,313
Officers	Payroll, travel and compensation	62	293
Others	Services received	80	70
TOTAL		$142	$5,676

NOTE 8 — FAIR VALUE MEASUREMENTS

Effective October 1, 2009, we adopted new guidance that affected our accounting and reporting of fair value.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for put option liability. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including goodwill, intangibles, and long-lived assets.

The Company has one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement and is based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $10,000 at December 31, 2009 and September 30, 2009 respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has one asset measured at fair value on a nonrecurring basis.  The inventory held for sale is a level 3 measurement and is based on third party valuations and then further discounted to reflect marketing costs and potential volatility in realizable values. Inventory held for sale had a fair value of $1,624 and $1,596 at December 31, 2009 and September 30, 2009, respectively

NOTE 9 — SEGMENT INFORMATION

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

	For the Three Months
	Ended December 31,
	2009	2008
Capital Expenditures
Vessel Operations	$854	$366
Geophysical Services	260	640
Infrastructure Development	5,683	2,653
Total segments	6,796	3,659
Corporate assets	-	-
Less intersegment investments	-	-
Total consolidated	$6,796	$3,659

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

For the Three Months
Ended December 31,
2009		2008
Revenues
Vessel Operations	$5,151	$9,411
Geophysical Services	7,907	13,978
Infrastructure Development	361	404
Total segments	13,419	23,793
Corporate revenue	-	-
Less intersegment revenues	(1)	(212)
Total consolidated	$13,418	$23,581

Depreciation and Amortization
Vessel Operations	$(957)	$(1,050)
Geophysical Services	(766)	(1,468)
Infrastructure Development	(14)	(108)
Total segments	(1,737)	(2,626)
Corporate depreciation and amortization	(2)	(1)
Total consolidated	$(1,739)	$(2,627)

Interest expense
Vessel Operations	$-	$6
Geophysical Services	(31)	(101)
Infrastructure Development	-	-
Total segments	(31)	(95)
Corporate interest expense	(641)	(510)
Total consolidated	$(672)	$(605)

Income/(Loss) from Equity Method Investees
Vessel Operations	$-	$-
Geophysical Services	-	-
Infrastructure Development	55	(106)
Total segments	55	(106)
Corporate income (loss)	-	-
Total consolidated	$55	$(106)

Income/(Loss) Before Income Tax
Vessel Operations	$(2,219)	$(166)
Geophysical Services	(198)	1,296
Infrastructure Development	9	(328)
Total segments	(2,408)	802
Corporate loss	(803)	(813)
Total consolidated	$(3,211)	$(11)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (UNAUDITED)
(Dollars in thousands, except share and per share data)

For the Three Months
Ended December 31,
2009		2008
Benefit from (Provision for) Income Tax
Vessel Operations	$806	$(33)
Geophysical Services	196	(551)
Infrastructure Development	-	-
Total segments	1,002	(584)
Corporate provision for income tax	-	-
Total consolidated	$1,002	$(584)

Income/(Loss) attributable to Noncontrolling Interests
Vessel Operations	$-	$-
Geophysical Services	(519)	94
Infrastructure Development	19	51
Total segments	(500)	145
Corporate noncontrolling interest	-	-
Total consolidated	$(500)	$145

Net Loss attributable to Caspian Services Inc.
Vessel Operations	$(1,413)	$(199)
Geophysical Services	(521)	839
Infrastructure Development	28	(277)
Total segments	(1,906)	363
Corporate loss	(803)	(813)
Total consolidated	$(2,709)	$(450)

	December 31,	September 30,
Segment Assets	2009	2009
Vessel Operations	$33,896	$45,643
Geophysical Services	36,595	33,544
Infrastructure Development	63,805	71,777
Total segments	134,296	150,964
Corporate assets	88,590	87,719
Less intersegment investments	(88,296)	(87,566)
Total consolidated	$134,590	$151,117

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts stated in this Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2009.

Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Information and Cautionary Statements

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance.  Any such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations.  Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; growth of our competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore and onshore exploration, development and production; changing customer demands for different vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; development of and demand for our marine base, our ability to obtain future governmental approvals; instability of global financial markets and difficulty in accessing credit or capital; our ability to repay our debt obligations as they become due; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events.  Any forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed and discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009 and elsewhere in this Form 10-Q.  You are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Recent Developments

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. The initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area was commissioned in November 2009, as expected. Final completion of the base is anticipated by December 2010.  Cost to construct the marine base is expected to be approximately $71,800.  We are funding this project through a combination of debt and equity financing. The European Bank for Reconstruction and Development (“EBRD”) contributed a $10,000 equity investment in exchange for a 22% equity interest in Balykshi LLP. In addition, we initially received $23,600 from EBRD as partial debt financing. We subsequently revised the scope of the project and returned $11,800 to EBRD.  The remainder of the funds required was provided by us.

Business Review

Each year from November to April our vessels are usually not engaged in active operations due to weather conditions in the north Caspian Sea.  As a result we realize much lower revenues during our first and second fiscal quarters each year and we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

We believe 2010 will be a year of slower growth, but expect activity to rise in 2011, followed by even faster expansion from 2012 onwards.  Development of the Kashagan field has now been revised and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to more rapid development in the future. We are receiving inquiries which could allow us to participate in activities and business segments where we have not previously been present.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed sense of urgency as they make more concrete plans. So, we expect 2010 to be a period of consolidation but remain optimistic about future prospects.

During the first fiscal quarter of 2010, we operated three business segments: Vessel Operations, Geophysical Services and Infrastructure.

	For the Three Months
	Ended December 31,
	2009	2008	% change

VESSEL OPERATIONS
Operating Revenue	$5,151	$9,411	-45%
Pretax Operating Loss	(2,219)	(166)	-1,237%

GEOPHYSICAL SERVICES
Operating Revenue	$7,907	$13,978	-43%
Pretax Operating Income/(Loss)	(198)	1,296	-115%

INFRASTRUCTURE
Operating Revenue	$361	$404	-11%
Pretax Operating Income/(Loss)	9	(328)	103%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a
Pretax Operating Loss	(803)	(813)	-1%

Summary of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

                Total revenue during the three months ended December 31, 2009 was $13,418 compared to $23,581 during the three months ended December 31, 2008, a decrease of 43%. Most of this reduction can be attributed to the fact that 2009 results were boosted by the CMOC contract. This contract also included revenue which was passed on to our subcontractor. The pass-through revenue accounted for about 10% of the decrease. The CMOC contract was successfully concluded ahead of schedule in fiscal 2009. This made it difficult to redeploy these vessels on new contracts just before the winter shutdown. Our other vessels continued to work and also generate winter standby revenue. We are currently negotiating to put our vessels that were under contract to CMOC into operation once the season reopens. Geophysical revenues were down, particularly in land seismic, whereas offshore seismic showed an improvement. The difficult credit situation continues to inhibit land seismic financing.

We were able to reduce our operating and administrative costs (excluding bad debts) but our net loss of $2,709 was higher than last year’s loss of $450. We have taken measures to cut costs in our next quarter and expect to see the normal trend of improved results in quarters three and four.

Vessel Operations

First fiscal quarter revenue from vessel operations of $5,151 was 55% of the previous year’s figure. The successful and early completion of the CMOC Project has left us well placed to tender for future business. However, it also meant we were unable to secure long-term contracts for these vessels just before the Caspian Sea closed for winter leaving us with no winter standby revenue on the vessels that were used in the CMOC Project. Our other vessels have continued to work and are providing winter standby revenues. They account for the majority of our revenues in the first quarter. We are currently seeking to fully utilize our vessels once the season recommences.

During the three months ended December 31, 2009 vessel operating costs of $4,485 were 66% of the previous year’s costs. We reduced our costs in line with lower revenues and took actions to protect the next quarter, which is traditionally our weakest. Crews not required were sent home, with the intention of employing them again once the new season is under way. This resulted in a one-time severance cost of $340 in the first quarter, but should save us money over the winter period.

Lower activity meant our loss from vessel operations grew to $1,413, compared to a loss of $199 in the first fiscal quarter of 2009.

Geophysical Services

During the quarter ended December 31, 2008 we collected funds on behalf of a subcontractor and remitted these funds to them. This increased both our revenues and costs during that quarter by $3,557.  Deducting the effects of this transaction, which did not recur during the quarter ended December 31, 2009, geophysical services revenue was 24% lower during the first fiscal quarter 2010.  Land seismic was in line with our expectations of a sluggish market, and was well down compared to last year, whereas offshore seismic saw an improvement. The local market is still depressed by the difficulty in obtaining credit and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.  In the first fiscal quarter of 2010, we made provision for an additional $1,322 for accounts which have now become unacceptably delayed.

        Excluding the effect of the collection of funds on behalf of our subcontractor in 2009, we reduced our operating costs by 22% in line with the decline in revenue, a reduction which was made across all cost categories.

The net loss from geophysical operations was $521, compared to income of $839 in 2009.  This was principally due to the bad debt provision.

Infrastructure

Construction of our marine base, which commenced in the first quarter of fiscal 2008, is now partially complete; the first phase was commissioned in November 2009. We have reclaimed and leveled land, driven in pilings at the wharf area, laid the foundation of the breakwater and our MOBY joint venture has begun limited operations. We expect the base to be fully operational towards the end of 2010 and are currently negotiating with a number of parties for use of the base.

We also have a water-bottling facility, which made a net loss of $6 but which is relatively insignificant to our overall result.

Corporate Administration

During the quarter ended December 31, 2009 net loss from corporate administration was $803 compared to a net loss of $813 during the quarter ended December 31, 2008.

General and Administrative Expenses

General and administrative expenses increased 12% to $4,751 during the quarter ended December 31, 2009.  However, excluding bad debt provision of $1,322, our administrative costs fell by 19%, from $4,253 to $3,429 during the quarter ended December 31, 2009 compared to the same quarter of last year. There was a significant reduction of over $1,000 in VAT expensed, a cost attributed to the CMOC contract in the first quarter of 2009. The reduction was also notable in the Geophysical division, where employee numbers were decreased in 2009. The first quarter of 2010 also benefited from two other factors. First, there was no duplication of senior managers as duties were handed over (as happened in 2009) and second, another senior manager left and has not been replaced.

Depreciation

Depreciation expense decreased from $2,627 to $1,739 during the first fiscal quarter 2010. This was caused by diverting most of our capital expenditure towards completion of the marine base, where full operations and depreciation have not yet commenced. Expenditure in other divisions and dry docking costs were much lower than in previous years.

Exchange Loss

During the first fiscal quarter 2010 we realized an exchange loss of $482, compared to an exchange loss of $287 in 2009. This was caused mainly by a decline in the value of the Euro and the fact that, with the CMOC contract completed, most of our vessels revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower.

Quarter one is the period when historically we are holding our maximum cash balances, just after the season has ended.  We do this to help to carry us through the winter season. A large proportion of that cash was held in Euros and the Euro fell in value. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Liquidity and Capital Resources

At December 31, 2009, we had cash on hand of $11,738 compared to cash on hand of $29,222 at September 30, 2009. Much of the change in cash for the three months to December 31, 2009 was due to the partial repayment of EBRD loan in the amount of $11,800.  At December 31, 2009 total current assets exceeded current liabilities by $24,165.  We believe revenue from winter standby rates and cash on hand will be adequate to meet our capital needs for the upcoming quarter.

Cash Flows

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

The following table provides an overview of our cash flow during the three months ended December 31, 2009 and 2008.

	Period ended December 31,
	2009	2008

Net cash provided by operating activities	$1,011	$1,401
Net cash used in investing activities	(4,495)	(5,057)
Net cash provided by / (used in) financing activities	(12,229)	11,900
Effect of exchange rate changes on cash	(1,771)	(79)

Net Change in Cash	$(17,484)	$8,165

Net cash flow from operations in the first fiscal quarter 2010 was lower than the first fiscal quarter 2009 because of lower net income. Substantial cash inflow from our customers during the first fiscal quarter 2010 of $9,901 was fully off-set by the decrease in accounts payable, prepaid expenses and accrued taxes of $14,223.

Net cash used in investing activities in the first fiscal quarter 2010 mostly represents a capital expenditure in continuing construction of the marine base.

Financing

For details regarding recent financing activities please refer to Note 3 to our Condensed Consolidated Financial Statements.

Summary of Material Contractual Commitments
	Payment Period
Contractual Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Other debt	$1,286	$1,286	$-	$-	$-
Loans from Altima Central Asia	18,113	-	18,113	-	-
Loans from Great Circle	17,514	-	17,514	-	-
Loans from EBRD	11,911	5,111	4,250	1,700	850
Long-term derivative put option	10,000	-	-	-	10,000
Operating leases - vessels	8,738	7,192	1,546	-	-
Operating leases - other than vessels	1,542	1,542	-	-	-
Purchase commitments	4,332	4,332	-	-	-
Total	$73,436	$19,463	$41,423	$1,700	$10,850

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

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Note 1 to our Condensed Consolidated Financial Statements.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

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

A deferred tax liability is not recognized for the following types of temporary differences unless it becomes apparent that those temporary differences will reverse in the foreseeable future:

(a) An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture, that is essentially permanent in duration; or

(b) Undistributed earnings of a domestic subsidiary or a domestic corporate joint venture that is essentially permanent in duration.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices, in that they affect the operations of our customers, foreign currency risk and bad debt risk.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at December 31, 2009 would have affected our net income by less than $200.

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

We review our receivable balances as of the end of each reporting period.  A hypothetical 10% favorable or unfavorable change in bad debts at December 31, 2009 would have affected our net income by approximately $560.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.  These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 was completed, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Changes in Internal Control over Financial Reporting

                There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

            During the quarter ended December 31, 2009 there were no material changes in the risk factors previously described in Item 1A of our Annual Report on Form 10-K filed on December 29, 2009.

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

CASPIAN SERVICES, INC.

Date:	February 15, 2010	By:	/s/ Kerry Doyle
Kerry Doyle
Chief Executive Officer

Date:	February 15, 2010	By:	/s/ John Baile
John Baile
Chief Financial Officer