Form 10-Q
period 2010-03-31
CASPIAN SERVICES INC
filed 2010-05-17
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	☒	No	☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

	Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reportng company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes	☐	No	☒

As of May 14, 2010, the registrant had 51,523,542 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	March 31,	September 30,
	2010	2009
ASSETS
Current Assets
Cash	$12,607	$29,222
Trade accounts receivable, net of allowance of $2,299 and $887, respectively	13,949	26,403
Trade accounts receivable from related parties, net of allowance of $2,802 and $2,731, respectively	898	812
Other receivables, net of allowance of $287 and $236, respectively	1,820	638
Notes receivable from related parties	16	99
Inventories	1,454	1,255
Inventories held for sale, net of allowance of $385 and $375, respectively	1,632	1,596
Prepaid taxes	1,481	1,000
Advances paid	1,693	438
Deferred tax assets	2,606	975
Prepaid expenses and other current assets	1,451	693
Total Current Assets	39,607	63,131
Vessels, equipment and property, net	84,193	77,191
Drydocking costs, net	937	1,316
Goodwill	4,497	4,383
Intangible assets, net	142	129
Long-term prepaid taxes	4,913	3,400
Investments	611	443
Long-term other receivables, net of current portion	1,165	1,124
Total Assets	$136,065	$151,117

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,524	$6,432
Accounts payable to related parties	68	5,676
Accrued expenses	1,399	1,530
Accrued taxes	1,415	2,735
Deferred revenue	-	45
Long-term debt - current portion	1,233	7,308
Total Current Liabilities	8,639	23,726
Long-term debt - net of current portion	53,528	53,110
Long-term derivative put option liability	10,000	10,000
Long-term deferred revenue	3,355	-
Long-term deferred income tax liability	1,268	1,299
Total Liabilities	76,790	88,135
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
51,523,542 and 51,527,542 shares issued and outstanding, respectively	52	52
Additional paid-in capital	64,520	64,415
Retained earnings	8,530	14,821
Accumulated other comprehensive loss	(13,899)	(16,048)
Equity (deficit) attributable to Caspian Services, Inc. Shareholders	59,203	63,240
Equity attributable to noncontrolling interests	72	(258)
Total Equity	59,275	62,982
Total Liabilities and Equity	$136,065	$151,117

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31		For the Six Months Ended March 31,
	2010	2009	2010	2009
Revenues
Vessel revenues (which includes $4 and $1,699, respectively for the three months and $661 and $1,930, respectively for the six months ended March 31, 2010 from related parties)	$3,939	$2,127	$9,090	$11,415
Geophysical service revenues	6,176	4,656	14,083	18,634
Marine base service revenues and product sales	420	256	780	571
Total Revenues	10,535	7,039	23,953	30,620

Operating Expenses
Vessel operating costs	3,838	4,214	8,323	11,057
Cost of geophysical service revenues (which includes $0 and $0, respectively for the three months and $0 and $3,596, respectively for the six months ended March 31, 2010 to related parties)	2,188	3,301	6,530	12,414
Cost of marine base service and product sold	172	164	372	352
Depreciation and amortization of dry-dock costs	2,269	2,186	4,008	4,813
General and administrative expense	4,250	3,825	9,001	8,078
Total Costs and Operating Expenses	12,717	13,690	28,234	36,714
Loss from Operations	(2,182)	(6,651)	(4,281)	(6,094)

Other Income (Expense)
Interest expense	(1,299)	(704)	(1,971)	(1,309)
Foreign currency transaction loss	(556)	(477)	(1,038)	(764)
Interest income	5	124	10	125
Income/(loss) from equity method investees	99	(22)	154	(128)
Other non-operating income, net	62	153	44	582
Net Other Expense	(1,689)	(926)	(2,801)	(1,494)

Loss Before Income Tax	(3,871)	(7,577)	(7,082)	(7,588)
Benefit from (provision for) income tax	(114)	1,065	888	481
Net loss	(3,985)	(6,512)	(6,194)	(7,107)
Net loss (income) attributable to noncontrolling interests	403	189	(97)	334
Net loss attributable to Caspian Services, Inc	$(3,582)	$(6,323)	$(6,291)	$(6,773)
Basic Loss per Share	$(0.07)	$(0.12)	$(0.12)	$(0.13)
Diluted Loss per Share	$(0.07)	$(0.12)	$(0.12)	$(0.13)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,194)	$(7,107)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of drydocking costs	4,008	4,813
Loss on sale of property and equipment	323	36
Net (income)/loss in equity method investees	(154)	128
Foreign currency transaction loss	1,038	764
Stock based compensation	105	285
Changes in current assets and liabilities:
Trade accounts receivable	12,997	2,416
Trade accounts receivable from related parties	286	1,848
Other receivables	(1,181)	88
Inventories	(159)	2,500
Deferred expenses	-	(455)
Prepaid expenses and other current assets	(5,429)	(4,714)
Accounts payable and accrued expenses	(1,736)	(1,321)
Accounts payable to related parties	(6,237)	(879)
Accrued taxes	(1,439)	(533)
Deferred revenue	3,273	3,717
Net cash provided by/(used in) operating activities	$(499)	$1,586

Cash flows from investing activities:
Investment in joint venture	-	(1,376)
Purchase of intangible assets	(31)	-
Collections on notes receivable	101	-
Proceeds from sale of property and equipment	-	20
Payments to purchase vessels, equipment and property	(6,673)	(11,442)
Net cash used in investing activities	$(6,603)	$(12,798)

Cash flows from financing activities:
Proceeds from issuance of put option liability	-	10,000
Proceeds from issuance of long-term debt	5,000	31,100
Principal payments on notes payable - related parties	-	(600)
Principal payments on long-term debt	(12,657)	(5,429)
Net cash provided by/(used in) financing activities	$(7,657)	$35,071
Effect of exchange rate changes on cash	(1,856)	741
Net change in cash	(16,615)	24,600
Cash at beginning of year	29,222	4,461
Cash at end of year	$12,607	$29,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$366
Cash paid for income tax	$2,075	$1,324

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$895	$803
Foreign currency translation loss capitalized into Marine Base	$1,389	$-

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on December 29, 2009.  Operating results for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Noncontrolling Interests – The Company adopted the Financial Accounting Standards Board’s (“FASB”) revised standard on accounting for noncontrolling interests on October 1, 2009.  This standard established accounting and reporting requirements for the noncontrolling interest (formerly “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary.  A noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements.

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

Marine Base Services – Marine Base Services consists of a partially completed and partially operational marine base located at the Port of Bautino on the North Caspian Sea, an operating water desalinization and bottling plant and the sale of potable water.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

For the three and six months ended March 31, 2010, the Company had 3,607,775 options and warrants outstanding, 248,006 non-vested restricted shares outstanding and 15,969,130 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and six months ended March 31, 2009, the Company had 4,500,108 options and warrants outstanding, 1,192,708 non-vested restricted shares outstanding and 14,122,609 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at March 31, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	51,523,542	51,135,042	51,523,542	51,135,042
Effect of dilutive securities and convertible debt:
Options	n/a	n/a	n/a	n/a
Non-vested restricted stock grant	n/a	n/a	n/a	n/a
Convertible debt	n/a	n/a	n/a	n/a
Diluted weighted-average shares outstanding	51,523,542	51,135,042	51,523,542	51,135,042

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to Agip KCO service providers. Loss of this customer could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2010. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, trade receivables from related parties, other receivables and notes receivable. The Company manages its exposure to risk through ongoing credit evaluations of its customers; however, the Company generally does not require collateral.  In some cases when dealing with new customers the Company requires advance payments. The Company maintains an allowance for doubtful accounts for potential losses.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Recent Accounting Pronouncements — In March 2009, the FASB issued guidance for revenue arrangements with multiple deliverables by providing guidance on accounting for revenue arrangements that provide for multiple payment streams.  This guidance is effective for the Company for revenue arrangements entered into or materially modified after September 30, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance is effective for the Company after September 30, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance that requires entities to:

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for the Company after September 30, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance related to escrowed share arrangement and the presumption of compensation.  This update provides clarification when escrowed shares are considered compensation or in substance an inducement made to facilitate certain transactions.  This guidance was effective upon issuance.  The Company has adopted this guidance which had no impact on the Company’s operations, financial position, cash flow or disclosures.

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base – The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The first phase of the project was commissioned in November 2009 and now the base is partially operational. The official commissioning of the base is anticipated at the end of May 2010; however further construction works are expected until December 2010. The Company is currently assessing the final configuration of the base and the services to be provided to customers.

The Company has funded construction through a combination of debt and equity financing. In June 2007, the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) under which EBRD agreed to provide $32,000 of debt financing and make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi. The scope of the base was subsequently revised which reduced anticipated base construction costs.  In response, the Company returned a portion of the funds borrowed from EBRD to reduce the anticipated total amount of the EBRD loan to $18,600. The Company expects the total cost of the base to be approximately $71,800.  Funds not raised from EBRD were provided by the Company. Balykshi’s and CRE’s assets were pledged as collateral under the EBRD agreement (including bank accounts).

During the six months ended March 31, 2010 and 2009, the Company incurred construction costs of $7,846 and $7,517, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $895 and $803 for the six months ended March 31, 2010 and 2009, respectively.

The Company recognized long-term deferred revenue of $3,355 and $0 for the six months ended March 31, 2010 and 2009, respectively. This revenue represents the payment made by our MOBY joint-venture in November 2009 for the rent of land, which is occupied by MOBY’s plant.  This revenue will be amortized during a 20-year period.

NOTE 3 – LONG-TERM DEBT

In fiscal 2009 the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. The loan bore interest at 5.5% per annum plus the LIBOR rate at the date of interest calculation and is due in May 2015. The interest rate changed to 7% per annum starting October 2009. In November 2009 the Company  repaid $11,800. During March 2010 the Company borrowed an additional $5,000 from EBRD.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Long-term debt consists of the following:

	March 31,	September 30,
	2010	2009
Bank loan and accrued interest at 6% plus interest calculation
base (8.80% at March 31, 2010); due July 2010; secured by	$857	$1,714
corporate guarantee issued by TatArka and seismic equipment

Unsecured convertible loans and accrued interest from	18,664	17,550
institutions other than banks at 13% due June 2011

Unsecured convertible loans and accrued interest from	18,065	16,960
institutions other than banks at 13% due December 2011

Bank loan and accrued interest at 7% due May 2015;	17,175	24,194
secured by property and bank accounts

Total Long-term Debt	54,761	60,418
Less: Current Portion	1,233	7,308
Long-term Debt - Net of Current Portion	$53,528	$53,110

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

Compensation expense charged against income for stock-based awards during the three and six months ended March 31, 2010 was $(25) and $105, as compared to $222 and $366 during the three and six months ended March 31, 2009, and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

A summary of the non-vested stock under the Compensation Plan at March 31, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	-	-
Stock vested	-	-
Stock forfeited	-	-
Non-vested at March 31, 2010	248,006	$1.63

The value of the non-vested stock under the plan at March 31, 2010 is $87.  As of March 31, 2010 unrecognized stock-based compensation was $33 and will be recognized over the weighted average remaining term of 0.58 years.

NOTE 5 - EQUITY ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The Company adopted the revised standard on accounting for noncontrolling interests on October 1, 2009, pursuant to which noncontrolling interests are considered a component of equity.  The standard also changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in the consolidated financial statements include amounts attributable to Caspian Services, Inc. stockholders and the noncontrolling interests.  The following schedule presents changes in consolidated equity attributable to Caspian Services, Inc. and the noncontrolling interests:

	FY 2010			FY 2009
		Equity			Equity
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30, 2008 and 2009	$63,240	$(258)	$62,982	$78,284	$2,576	$80,860
Comprehensive income (loss):
Net income (loss)	(6,291)	97	(6,194)	(6,628)	(334)	(6,962)
Currency translation adjustment	2,149	233	2,382	(18,005)	(2,170)	(20,175)
Total comprehensive income (loss)	(4,142)	330	(3,812)	(24,633)	(2,504)	(27,137)
Amortization of unearned compensation	105	-	105	368	-	368
Ending balance, March 31, 2010 and 2009	$59,203	$72	$59,275	$54,019	$72	$54,091

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
March 31, 2010 (UNAUDITED)
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

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment related to the development of the marine base. As of March 31, 2010 the amount of purchase commitments was equal to $3,016.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2010 and 2009 the Company incurred expenses from an entity related through common ownership (Veritas-Caspian) of $0 and $3,596, respectively for seismic services. The Company also recognized revenue from the same entity of $661 and $1,930 for vessel rental and cost reimbursement during the six months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009 the Company incurred expenses from an entity related through common ownership (Veritas-Caspian) of $0 and $0, respectively for seismic services. The Company also recognized revenue from the same entity of $0 and $0 for vessel rental and cost reimbursement during the three months ended March 31, 2010 and 2009, respectively.

Accounts receivable from related parties consist of the following:

Related Party's Name	Description	March 31, 2010	September 30, 2009

Bolz LLP	Seismic services	$3,314	$3,230
Erkin Oil	Geological services	238	232
Others	Services provided	148	81
	Allowance for doubtful accounts	(2,802)	(2,731)
TOTAL		$898	$812

The Company has reviewed the accounts receivable from related parties as of March 31, 2010 on a case by case basis. The Company provided a general allowance for doubtful accounts of $2,802 and $2,731 at March 31, 2010 and September 30, 2009, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts payable due to related parties consist of the following:

Related Party's Name	Description	March 31, 2010	September 30, 2009

Veritas Caspian	Seismic services	$2	$5,313
Officers	Payroll, travel and compensation	19	293
Others	Services received	47	70
TOTAL		$68	$5,676

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company has one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement and is based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $10,000 at March 31, 2010 and September 30, 2009 respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has one asset measured at fair value on a nonrecurring basis.  The inventory held for sale is a level 3 measurement and is based on third party valuations and then further discounted to reflect marketing costs and potential volatility in realizable values. Inventory held for sale had a fair value of $1,632 and $1,596 at March 31, 2010 and September 30, 2009, respectively.

NOTE 9 – SEGMENT INFORMATION

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

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services (formerly entitled Infrastructure Development). The Vessel Operations, Geophysical Services and Marine Base Services are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America.  Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Capital Expenditures
Vessel Operations	$367	$3,102	$1,221	$3,468
Geophysical Services	481	51	740	691
Marine Base Services	1,313	4,630	6,995	7,283
Total segments	2,161	7,783	8,956	11,442
Corporate assets	-	-	-	-
Less intersegment investments	-	-	-	-
Total consolidated	$2,161	$7,783	$8,956	$11,442

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Revenues
Vessel Operations	$3,939	$2,125	$9,090	$11,536
Geophysical Services	6,176	4,656	14,083	18,634
Marine Base Services	492	263	853	589
Total segments	10,607	7,044	24,026	30,759
Corporate revenue	-	-	-	-
Less intersegment revenues	(72)	(5)	(73)	(139)
Total consolidated	$10,535	$7,039	$23,953	$30,620

Depreciation and Amortization
Vessel Operations	$(1,037)	$(1,081)	$(1,994)	$(2,131)
Geophysical Services	(775)	(1,010)	(1,541)	(2,478)
Marine Base Services	(456)	(93)	(470)	(201)
Total segments	(2,268)	(2,184)	(4,005)	(4,810)
Corporate depreciation and amortization	(1)	(2)	(3)	(3)
Total consolidated	$(2,269)	$(2,186)	$(4,008)	$(4,813)

Interest expense
Vessel Operations	$-	$-	$-	$6
Geophysical Services	(21)	(142)	(52)	(243)
Marine Base Services	(644)	-	(644)	-
Total segments	(665)	(142)	(696)	(237)
Corporate interest expense	(634)	(562)	(1,275)	(1,072)
Total consolidated	$(1,299)	$(704)	$(1,971)	$(1,309)

Income/(Loss) from Equity Method Investees
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	-	-	-
Marine Base Services	99	(22)	154	(128)
Total segments	99	(22)	154	(128)
Corporate income (loss)	-	-	-	-
Total consolidated	$99	$(22)	$154	$(128)

Income/(Loss) Before Income Tax
Vessel Operations	$(3,405)	$(3,831)	$(5,624)	$(3,997)
Geophysical Services	1,841	(2,924)	1,643	(1,628)
Marine Base Services	(1,413)	(88)	(1,404)	(416)
Total segments	(2,977)	(6,843)	(5,385)	(6,041)
Corporate loss	(894)	(734)	(1,697)	(1,547)
Total consolidated	$(3,871)	$(7,577)	$(7,082)	$(7,588)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Benefit from (Provision for) Income Tax
Vessel Operations	$517	$1,334	$1,323	$1,301
Geophysical Services	(631)	(269)	(435)	(820)
Marine Base Services	-	-	-	-
Total segments	(114)	1,065	888	481
Corporate provision for income tax	-	-	-	-
Total consolidated	$(114)	$1,065	$888	$481

Income/(Loss) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	117	123	(402)	217
Marine Base Services	286	66	305	117
Total segments	403	189	(97)	334
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$403	$189	$(97)	$334

Net Loss attributable to Caspian Services Inc.
Vessel Operations	$(2,888)	$(2,497)	$(4,301)	$(2,696)
Geophysical Services	1,327	(3,070)	806	(2,231)
Marine Base Services	(1,127)	(22)	(1,099)	(299)
Total segments	(2,688)	(5,589)	(4,594)	(5,226)
Corporate loss	(894)	(734)	(1,697)	(1,547)
Total consolidated	$(3,582)	$(6,323)	$(6,291)	$(6,773)

	March 31,	September 30,
Segment Assets	2010	2,009
Vessel Operations	$30,873	$45,643
Geophysical Services	35,651	33,544
Marine Base Services	69,120	71,777
Total segments	135,644	150,964
Corporate assets	89,208	87,719
Less intersegment investments	(88,787)	(87,566)
Total consolidated	$136,065	$151,117

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

Forward Looking Information and Cautionary Statements

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance.  Any such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations.  Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; growth of our competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore and onshore exploration, development and production; changing customer demands for different vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; development of and demand for our marine base, our ability to obtain future governmental approvals; instability of global financial markets and difficulty in accessing credit or capital; our ability to repay our debt obligations as they become due; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed and discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009 and elsewhere in this Quarterly Report on Form 10-Q.  You are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Recent Developments

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP.  Construction commenced in the first fiscal quarter 2008. The initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area was working commissioned in November 2009, as expected. The official commissioning of the base is anticipated at the end of May; however further construction works are expected until December 2010. Cost to construct the marine base is expected to be approximately $71,800.  We are funding this project through a combination of debt and equity financing. The European Bank for Reconstruction and Development (“EBRD”) contributed a $10,000 equity investment in exchange for a 22% equity interest in Balykshi LLP. In addition, we initially received $23,600 from EBRD as partial debt financing. We subsequently revised the scope of the project and returned $11,800 to EBRD.  In March, 2010 we drew down an additional $5,000. The total agreed amount of EBRD loan is anticipated to be $18,600.  We provided the remainder of the funds required for base construction.

Business Review

Each year from November to April our vessels are usually not engaged in active operations due to weather conditions in the north Caspian Sea.  As a result we realize much lower revenues during our first and second fiscal quarters each year and we experience significantly increased revenues in the third and fourth fiscal quarters, as the work season in the Caspian Sea reopens.

We believe 2010 will be a year of contraction, but expect activity to rise in 2011, followed by even faster expansion from 2012 onwards.  Development of the Kashagan field has now been revised and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to more rapid development in the future. We are receiving inquiries which could allow us to participate in activities and business segments where we have not previously been presented.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed sense of urgency as they make more concrete plans. Therefore, we expect 2010 to be a period of consolidation, but remain optimistic about future prospects.

During the three and six months ended March 31, 2010, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2010	2009	% change	2010	2009	% change

VESSEL OPERATIONS
Operating Revenue	$3,939	$2,125	85%	$9,090	$11,536	-21%
Pretax Operating Loss	(3,405)	(3,831)	11%	(5,624)	(3,997)	-41%

GEOPHYSICAL SERVICES
Operating Revenue	$6,176	$4,656	33%	$14,083	$18,634	-24%
Pretax Operating Income/(Loss)	1,841	(2,924)	163%	1,643	(1,628)	201%

MARINE BASE SERVICES
Operating Revenue	$492	$263	87%	$853	$589	45%
Pretax Operating Loss	(1,413)	(88)	-1506%	(1,404)	(416)	-238%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(894)	(734)	-22%	(1,697)	(1,547)	-10%

Summary of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

            Total revenue during the three months ended March 31, 2010 was $10,535 compared to $7,039 during the three months ended March 31, 2009, an increase of 50%. Most of this increase can be attributed to the fact that during the quarter ended March 31, 2009 no standby vessel revenues were received from the major CMOC contract due to the specific character of that contract (revenue was generated based on the volume of seismic data acquired versus usual daily rates).  While the difficult credit situation continues to inhibit our customers’ ability to obtain financing for seismic projects; geophysical services revenue showed 33% improvement.

Reduced operating costs was the primary factor contributing to the 43% decrease in net loss, as we realized a net loss of $3,582 during the three months ended March 31, 2010 compared to $6,323 during than last year’s second fiscal quarter.  We are currently negotiating to put most of our vessels into operation once the season reopens, so we expect to see the normal trend of improved results in quarters three and four.

Vessel Operations

Second fiscal quarter revenue from vessel operations of $3,939 was 85% higher than the previous year’s figure thanks to standby revenues, which accounted for the majority of our revenues in the second fiscal quarter of this year. We are currently seeking to fully utilize our vessels once the work season commences.

During the three months ended March 31, 2010 vessel operating costs of $3,838 were 91% of the previous year’s costs. We were able to reduce our costs by 9%, as crews not required were sent home, with the intention of employing them again once the new season is under way.

Despite improving margins, we still were not able to improve our net result for vessel operations as general and administrative expenses attributable to this segment increased by $840. This is primarily due to our accruing $340 for tax penalties imposed by local Customs Committee based on the result of a Customs inspection coupled with a one-time savings of tax expenses of $430 we realized during the second fiscal quarter 2009, as a result of a tax reconciliation, which reduced operating costs during that period.  As a result, our loss from vessel operations grew to $2,888, compared to a loss of $2,497 in the second fiscal quarter of 2009.

Geophysical Services

Second fiscal quarter geophysical services revenue of $6,176 was 33% higher than the previous year’s figure. The local market is still depressed as a result of the difficulty in obtaining credit and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.

We reduced our geophysical operating costs by 34% despite the increase in revenue, mostly thanks to extensive use of more efficient outsourced services.

As a result of the improved margins, the net income from geophysical operations was $1,327, compared to loss of $3,070 in 2009.

Marine Base Services

Construction of our marine base, which commenced in the first quarter of fiscal 2008, is now partially completed; the first phase was commissioned in November 2009. The initial phase of the marine base facilities includes dredging, breakwater, wharf front and general site area and our MOBY joint venture has begun limited operations.

The partial commencement of operational activities at the marine base took place during the second fiscal quarter 2010.  However, our revenues for the initial period of operations were insufficient to cover our fixed costs, including depreciation. This caused our marine base services loss to grow to $1,127, compared to a loss of $22 in the second fiscal quarter of 2009. As our marine base was not operational during the second fiscal quarter 2009, our $22 loss for that period reflects only the operations of our water-bottling facility.

The official commissioning of the base is anticipated at the end of May 2010; however further construction works are expected until December 2010. We are currently negotiating with a number of parties for use of the base.

Corporate Administration

During the quarter ended March 31, 2010 net loss from corporate administration was $894 compared to a net loss of $734 during the quarter ended March 31, 2009. This increase is mostly attributable to increased interest expense related to marine base services.

General and Administrative Expenses

General and administrative expenses in the second fiscal quarter 2010 were $4,250, which is $425 or 11% more than prior year second fiscal quarter results of $3,825. This increase is mostly caused by accrual of $340 made in the second fiscal quarter 2010 for tax penalties imposed by local Customs Committee based on the result of a Customs inspection.

Depreciation

Depreciation expense increased from $2,186 to $2,269, or by 4%, during the second fiscal quarter 2010. This was caused by partial completion of the marine base, where depreciation has partially commenced. Capital expenditure in other divisions and dry docking costs were much lower than in the previous year.

Interest Expense

Interest expense was $1,299 or $595 higher during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This increase was principally the result of interest  accrued on the EBRD loan and expensed, proportionally to the completed part of the marine base.

Foreign Currency Transaction Loss

During the second fiscal quarter 2010 we realized an exchange loss of $556, compared to an exchange loss of $477 in 2009. This was caused mainly by a decline in the value of the Euro and the fact that most of our vessels revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss because Euro costs for vessel rental were also lower.  It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 82% to $1,689 during the second fiscal quarter 2010.  In addition to the increases in interest expense and foreign currency exchange loss discussed above, net other expenses also increased as a result of lower interest income and other non-operating income which was partially offset by increased income from equity method investees.

Benefit from (provision for) income tax

During the three months ended March 31, 2010 we made provision for income tax of $114 compared to realizing a benefit for income tax of $1,065 during the three months ended March 31, 2009. This difference was caused by a more significant taxable loss recognized during the three months ended March 31, 2009, as we recognized a deferred tax asset for that loss.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2010 we realized a net loss attributable to Caspian Services, Inc. of $3,582 or $0.07 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2009 we realized a net loss attributable to Caspian Services, Inc. of $6,323 or $0.12 per share on a basic and diluted basis.

Six months ended March 31, 2010 compared to the six months ended March 31, 2009

Total revenue during the six months ended March 31, 2010 was $23,953 compared to $30,620 during the six months ended March 31, 2009, a decrease of 22%.  Most of this reduction can be attributed to the fact that 2009 results were boosted by the CMOC contract. This contract also included revenue which was passed on to our subcontractor.  The CMOC contract was successfully concluded ahead of schedule in fiscal 2009. This made it difficult to redeploy these vessels on new contracts just before the winter shutdown. Our other vessels continued to work and also generate winter standby revenue. We are currently negotiating to put our vessels that were under contract to CMOC into operation once the season reopens. Geophysical revenues were down, particularly in land seismic, whereas offshore seismic showed an improvement. The difficult credit situation continues to inhibit financing for seismic projects.

Total operating expenses during the six months ended March 31, 2010 decreased by $8,480 or 23%, which is in line with the decrease in revenue.

As we were able to reduce our operating costs our net loss of $6,291 was 7% lower than last year’s six month net loss of $6,773. We currently have the major units of the large accommodation barge and attendant tugs, and the cable layer under contract, and are awaiting the outcome of several tenders that would result in the remainder of the fleet to proceed on charter.

Vessel Operations

During the six months ended March 31, 2010 revenue from vessel operations of $9,090 decreased by 20%. The successful and early completion of the CMOC project has left us well placed to tender for future business with the major internationals as all the safety, environmental and quality assurance programs established in connection with the CMOC project remain in place in preparation for future work.  The early completion of the CMOC project also meant we were unable to secure long-term contracts for these vessels just before the Caspian Sea closed for winter leaving us with no winter standby revenue on the vessels that were used in the CMOC project. Our other vessels have continued to work and are providing winter standby revenues. They account for the majority of our revenues during the six months ended March 31, 2010. We are currently seeking to fully utilize our vessels once the season recommences.

During the six months ended March 31, 2010 vessel operating costs of $8,323 were 75% of costs during the same period 2009. We reduced our costs in line with our reduced revenues, as crews not required were sent home, with the intention of employing them again once the new season is under way.

Despite operating cost savings, we still were not able to improve our net result from vessel operations as general and administrative expenses attributable to this segment increased. The increase was primarily due to our accruing $340 for tax penalties imposed by the local Customs Committee during the six months ended March 31, 2010 coupled with a one-time savings of tax expenses of $430 during the six months ended March 31, 2009, as a result of a tax reconciliation which decreased operating costs during that period.  As a result, our loss from vessel operations grew to $4,301, compared to a loss of $2,696 during the six months ended March 31, 2009.

Geophysical Services

During the six months ended March 31, 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $3,596. Deducting the effects of this transaction, revenue from geophysical services decreased by $955 or 6% during the six months ended March 31, 2010 compared to the same period ended March 31, 2009.  Operating costs decreased by $2,288 or 25% during the six months ended March 31, 2010 compared to the same period ended March 31, 2009.  Land seismic was in line with our expectations of a sluggish market, and was well down compared to last year, whereas offshore seismic saw an improvement. The local market is still depressed by the difficulty in obtaining credit and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.  During the six months ended March 31, 2010, we made provision for an additional $1,534 for accounts which have now become unacceptably delayed.

Net income from geophysical operations was $806, compared to a net loss of $2,231 in 2009.

Marine Base Services

Construction of our marine base, which commenced in the first quarter of fiscal 2008, is now partially complete; the first phase was commissioned in November 2009. The official commissioning of the base is anticipated at the end of May; however further construction works are expected until December 2010.  Our MOBY joint venture commenced limited operations in January, 2010. We are currently negotiating with a number of parties for use of the base.

The partial commencement of operational activities on the marine base took place during the second fiscal quarter 2010. However, our revenues for the initial period of operations were insufficient to cover our fixed costs, including depreciation. This caused our marine base services loss to grow to $1,099, compared to a loss of $299 during the six months ended march 31, 2009.  Because the marine base was not operational during the six months ended March 31, 2009, the loss during that period reflects only the result of operations of our water-bottling facility only.

Corporate Administration

During the six months ended March 31, 2010 net loss from corporate administration was $1,697 compared to $1,547 during the same period ended March 31, 2009.  The increase in net loss during the six months ended March 31, 2010 is mainly attributable to increased interest costs related to marine base services.

General and Administrative Expenses

General and administrative expense increased by $923, or 11% for the six months ended March 31, 2010 compared to the same period ended March 31, 2009. However, excluding bad debt provision of $1,534 made in 2010 and $791 made in 2009, our administrative costs increased by just 2%, from $7,287 to $7,467 during the six months ended March 31, 2010 compared to the same period of last year. The reduction was notable in the Geophysical division, where employee numbers were decreased at the end of calendar 2009.

Depreciation

Depreciation expense decreased by $805 or 17% to $4,008 during the six months ended March 31, 2010 compared to the same period ended March 31, 2009.  This was caused by diverting most of our capital expenditures toward completion of the marine base and decreasing other expenditures, such as dry docking costs, which resulted in lower depreciation expense.

Interest Expense

Interest expense during the six months ended March 31, 2010 increased to $1,971, or 51% compared to the six months ended March 31, 2009.  This increase was the result of interest beginning to accrue on the EBRD loan with the commencement of partial operations at the marine base.

Foreign Currency Transaction Loss

During the six months ended March 31, 2010 we realized an exchange loss of $1,038 compared to an exchange loss of $764 during the same period ended March 31, 2009.  This was caused mainly by a decline in the value of the Euro and the fact that, most of our vessels revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 87% to $2,801 during the six months ended March 31, 2010.  In addition to the increases in interest expense and foreign currency exchange loss discussed above, net other expenses also increased as a result of lower interest income and other non-operating income which was partially offset by increased income from equity method investees.

Benefit from (provision for) income tax

During the six months ended March 31, 2010 we realized a benefit from income taxes of $888 compared to $481 during the six months ended March 31, 2009.  This $407 increase in benefit from income taxes was the result of a more significant taxable loss recognized during the six months ended March 31, 2010, as we recognized a deferred tax asset for that loss.
 .
Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during six months ended March 31, 2010 net loss attributable to Caspian Services, Inc. decreased 7% to $6,291or $0.12 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2009 we realized a net loss attributable to Caspian Services, Inc. of $6,773 or $0.13 per share on a basic and diluted basis.

Liquidity and Capital Resources

At March 31, 2010, we had cash on hand of $12,607 compared to cash on hand of $29,222 at September 30, 2009. Much of the change in cash for the six months to March 31, 2010 was due to the partial repayment of EBRD loan in the amount of $11,800 in November 2009. However, we further draw from them $5,000 in March 2010.  Another major outflow of cash resulted from capital expenditures for marine base construction. At March 31, 2010 total current assets exceeded current liabilities by $30,968.  We believe vessel and geophysical revenue and cash on hand will be adequate to meet our capital needs for the upcoming quarter.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2010 and 2009.

	Period ended March 31,
	2010	2009

Net cash provided by / (used in) operating activities	$(499)	$1,586
Net cash used in investing activities	(6,603)	(12,798)
Net cash provided by / (used in) financing activities	(7,657)	35,071
Effect of exchange rate changes on cash	(1,856)	741

Net Change in Cash	$(16,615)	$24,600

Net cash flow from operations for the six months ended March 31, 2010 was negative, as  substantial cash inflow from our customers of $12,997 was more than off-set by the decrease in accounts payable, prepaid expenses and accrued taxes of $14,841.

Net cash used in investing activities in the six months ended March 31, 2010 mostly represents a capital expenditure in continuing construction of the marine base.

We had net cash outflow from financing activities in the six months ended March 31, 2010 due to partial repayment of EBRD loan. Much of the change in cash for the six months ended March 31, 2009 was attributable to proceeds from the EBRD equity investment in Balykshi in the amount of $10,000, proceeds from EBRD loan amounted $23,600 and receipt of partial funding of the loan from Great Circle in the amount of $7,500. Major cash outflow during this period represents the repayment of the $5,000 Petrolinvest loan.

Financing

For details regarding recent financing activities please refer to Note 3 to our Condensed Consolidated Financial Statements.

Summary of Material Contractual Commitments

	Payment Period
		Less than			After
Contractual Commitments	Total	1 Year	1-3 Years	3-5 Years	5 years

Other debt	$ 857	$ 857	$ -	$ -	$ -
Loans from Altima Central Asia	18,664	-	18,664	-	-
Loans from Great Circle	18,065	-	18,065	-	-
Loans from EBRD	17,175	-	6,675	8,400	2,100
Long-term derivative put option	10,000	-	-	-	10,000
Operating leases - vessels	6,978	5,526	1,452	-	-
Operating leases - other than vessels	1,237	1,237	-	-	-
Purchase commitments	3,263	3,263	-	-	-
Total	$ 76,239	$ 10,883	$ 44,856	$ 8,400	$12,100

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

In June 2009 in connection with the Loan Agreement, EBRD required certain parties, including Caspian Services, Inc. as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”), which guarantees the repayment of the Loan.  The Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  The Guarantee constitutes a direct financial obligation of the Company.

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $2,679.

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

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008 we commenced and completed in 2009 a major contract with CMOC / Shell where revenue is derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract was recognized when services were actually performed.

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

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At March 31, 2010, we reviewed our long-lived assets and determined no impairment was necessary.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at March 31, 2010 would have affected our net loss by less than $200.

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

We review our receivable balances as of the end of each reporting period.  A hypothetical 10% favorable or unfavorable change in bad debts at March 31, 2010 would have affected our net income by approximately $540.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the second fiscal quarter 2010 we filed a judicial appeal in Kazakhstan, challenging the Company’s obligations for VAT and customs duties related to vessels’ customs declarations dating back to years 2005-2006 imposed on the Company as a result of the regular five year audit conducted by the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan. The Customs Committee claimed VAT and related penalties amount to approximately $550. Some of this amount is likely to be off-set by Agip KCO under our agreement with them during the time period in question.

If the court determines that customs VAT is owed, we could be subject to fines and penalties totaling up to as much as 50% of our customs obligation. The first hearing in our case is scheduled for May 19, 2010 and it may take up to three months before the decision is issued.

Item 1A.  Risk Factors

During the quarter ended March 31, 2010 there were no material changes in the risk factors previously described in Item 1A of our Annual Report on Form 10-K filed on December 29, 2009.

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

CASPIAN SERVICES, INC.

Date:	May 17, 2010	By:	/s/ Kerry Doyle
Kerry Doyle
Chief Executive Officer

Date:	May 17, 2010	By:	/s/ Andrey Yuryev
Andrey Yuryev
Interim Chief Financial Officer