Form 10-Q
period 2010-06-30
CASPIAN SERVICES INC
filed 2010-08-23
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes ☐ No☒

As of August 9, 2010, the registrant had 51,523,542 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash	$9,882	$29,222
Trade accounts receivable, net of allowance of $1,580 and
$589, respectively	11,844	26,294
Trade accounts receivable from related parties, net of allowance
of $2,862 and $3,029, respectively	961	921
Other receivables, net of allowance of $236 and $236, respectively	601	638
Notes receivable from related parties	-	99
Inventories	1,449	1,255
Inventories held for sale, net of allowance of $384 and $375,
respectively	2,444	1,596
Prepaid taxes	3,390	2,422
Advances paid	1,075	438
Deferred tax assets	2,762	975
Prepaid expenses and other current assets	2,104	1,567
Total Current Assets	36,512	65,427
Vessels, equipment and property, net	84,088	76,317
Drydocking costs, net	778	1,316
Goodwill	4,486	4,383
Intangible assets, net	166	129
Long-term prepaid taxes	5,385	3,400
Investments	233	443
Long-term other receivables, net of current portion	1,247	1,124
Total Assets	$132,895	$152,539

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,327	$6,432
Accounts payable to related parties	474	5,676
Accrued expenses	971	1,530
Accrued taxes	872	2,735
Deferred revenue	-	45
Long-term debt - current portion	19,781	7,308
Total Current Liabilities	26,425	23,726
Long-term debt - net of current portion	37,222	53,110
Long-term derivative put option liability	10,000	10,000
Long-term deferred revenue from related parties	3,307	-
Long-term deferred income tax liability	2,650	2,721
Total Liabilities	79,604	89,557
Equity
Common stock, $0.001 par value per share; 150,000,000
shares authorized; 51,523,542 and 51,527,542
shares issued and outstanding, respectively	52	52
Additional paid-in capital	64,537	64,415
Retained earnings	3,434	14,821
Accumulated other comprehensive loss	(14,073)	(16,048)
Equity attributable to Caspian Services, Inc. Shareholders	53,950	63,240
Equity attributable to noncontrolling interests	(659)	(258)
Total Equity	53,291	62,982
Total Liabilities and Equity	$132,895	$152,539

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues
Vessel revenues (which includes $0 and $810, respectively for the three months and $664 and $2,748, respectively for the nine
months ended June 30, 2010 and 2009 from related parties)	$6,769	$17,403	$15,859	$28,818
Geophysical service revenues	1,225	14,251	15,308	32,885
Marine base service revenues and product sales	397	407	1,177	978
Total Revenues	8,391	32,061	32,344	62,681

Operating Expenses
Vessel operating costs	5,204	9,757	13,527	20,814
Cost of geophysical service revenues (which includes $406 and
$7,439, respectively for the three months and $696 and $14,854, respectively for the nine months ended June 30, 2010 and 2009 to
related parties)	1,448	10,021	7,978	22,435
Cost of marine base service and product sold	285	245	657	597
Depreciation and amortization of dry-docking costs	2,243	1,995	6,251	6,808
General and administrative expense	3,265	4,063	12,266	12,141
Total Costs and Operating Expenses	12,445	26,081	40,679	62,795
Income (Loss) from Operations	(4,054)	5,980	(8,335)	(114)

Other Income (Expense)
Interest expense	(1,150)	(559)	(3,121)	(1,868)
Foreign currency transaction gain (loss)	(573)	186	(1,611)	(578)
Interest income	5	83	15	208
Loss from equity method investees	(373)	(73)	(219)	(201)
Other non-operating income (loss), net	(37)	121	7	703
Net Other Expense	(2,128)	(242)	(4,929)	(1,736)

Income (Loss) Before Income Tax	(6,182)	5,738	(13,264)	(1,850)
Benefit from (provision for) income tax	389	(2,293)	1,277	(1,812)
Net income (loss)	(5,793)	3,445	(11,987)	(3,662)
Net loss attributable to noncontrolling interests	697	39	600	373
Net income (loss) attributable to Caspian Services, Inc	$(5,096)	$3,484	$(11,387)	$(3,289)
Basic Income (Loss) per Share	$(0.10)	$0.07	$(0.22)	$(0.06)
Diluted Income (Loss) per Share	$(0.10)	$0.05	$(0.22)	$(0.06)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,987)	$(3,662)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of drydocking costs	6,251	6,808
Provision for losses on trade accounts receivable	1,687	797
Provision for accounts receivable from related parties	(205)	-
Provision for other accounts receivable	2	-
Provision on inventory	-	1,000
Loss on sale of property and equipment	369	87
Net loss in equity method investees	219	201
Foreign currency transaction loss	1,611	578
Stock based compensation	127	459
Changes in current assets and liabilities:
Trade accounts receivable	13,429	(5,582)
Trade accounts receivable from related parties	428	1,501
Other receivables	85	965
Inventories	(164)	205
Inventories held for sale	(807)	-
Prepaid taxes	(2,302)	(147)
Advances paid	(663)	746
Deferred tax assets	(1,756)	(1,665)
Prepaid expenses and other current assets	(508)	(1,082)
Long-term prepaid taxes	(1,896)	(1,550)
Long-term other receivables, net of current portion	(132)	(1,128)
Accounts payable	(4,495)	4,372
Accounts payable to related parties	(2,799)	9,170
Accrued expenses	2,655	92
Accrued taxes	(1,939)	3,036
Deferred revenue	(46)	(835)
Long-term deferred income tax liability	1,315	(324)
Net cash provided by/(used in) operating activities	$(1,521)	$14,042

Cash flows from investing activities:
Investment in joint venture	(5)	(1,376)
Purchase of intangible assets	(66)	-
Collections on notes receivable from related parties	101	-
Proceeds from sale of property and equipment	3	19
Payments to purchase vessels, equipment and property	(9,930)	(16,803)
Net cash used in investing activities	$(9,897)	$(18,160)

Cash flows from financing activities:
Proceeds from issuance of put option liability	-	10,000
Proceeds from issuance of short-term debt to related parties	-	312
Proceeds from issuance of long-term debt	6,800	31,100
Principal payments on notes payable - related parties	-	(600)
Principal payments on long-term debt	(13,086)	(6,857)
Net cash provided by/(used in) financing activities	$(6,286)	$33,955
Effect of exchange rate changes on cash	(1,636)	(2,290)
Net change in cash	(19,340)	27,547
Cash at beginning of year	29,222	4,461
Cash at end of year	$9,882	$32,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$418
Cash paid for income tax	2,084	1,709

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$1,185	$2,577
Foreign currency translation loss capitalized into Marine Base	1,044	1,015

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on December 29, 2009.  Operating results for the nine-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”); and include majority owned subsidiaries: CJSC Bauta (“Bauta”), Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”.  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”) and 15% interest in a joint venture CaspyMorService LLP (“CaspyMorService”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% non-controlling interests are accounted for by the equity method.  Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests – The Company adopted the Financial Accounting Standards Board’s (“FASB”) revised standard on accounting for noncontrolling interests on October 1, 2009.  This standard established accounting and reporting requirements for the noncontrolling interest (formerly “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary.  A noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the condensed consolidated financial statements.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Marine Base Services – Marine Base Services (formerly entitled “Infrastructure Development”) consists of operating marine base located at the Port of Bautino on the North Caspian Sea and an operating water desalinization and bottling plant selling potable water.

Basic and Diluted Income (Loss) Per Share – Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

For the three and nine months ended June 30, 2010, the Company had 3,607,775 options and warrants outstanding, 99,497 non-vested restricted shares outstanding and 16,442,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the nine months ended June 30, 2009, the Company had 4,500,108 options and warrants outstanding, 152,259 non-vested restricted shares outstanding and 15,004,348 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive. For the three months ended June 30, 2009, the Company had 4,500,108, options and warrants that were not included in the computation of diluted income per common share as the exercise price of the options and warrants was in excess of the market value of the common stock.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding during the periods ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	51,523,542	51,135,042	51,523,542	51,135,042
Effect of dilutive securities and convertible debt:
Options	-	-	-	-
Non-vested restricted stock grant	-	152,259	-	-
Convertible debt	-	13,043,478	-	-
Diluted weighted-average shares outstanding	51,523,542	64,330,779	51,523,542	51,135,042

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, trade receivables from related parties and other receivables. The Company manages its exposure to risk through ongoing credit evaluations of its customers; however, the Company generally does not require collateral.  In some cases when dealing with new customers the Company requires advance payments. The Company maintains an allowance for doubtful accounts for potential losses.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying condensed consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 8 for discussion of the fair value of the long-term derivative put option liability.

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
June 30, 2010 (UNAUDITED)
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

NOTE 2 — DEVELOPMENT OF MARINE BASE

Development of Marine Base – The Company continues with development of the marine base in Bautino Bay.  Construction commenced in the first fiscal quarter 2008. The first phase of the project was commissioned in November 2009 and the base is currently partially operational. The official opening of the base occurred in July 2010, after successful commissioning of the second phase; however further construction is expected until December 2010. The Company is currently assessing the services to be provided at the base. In addition to outstanding construction, certain dredging works also need to be completed.  In March 2010 the Company agreed with local authorities to complete the outstanding dredging works within one year.  The Company is currently negotiating with potential contractors to complete these works.  We anticipate the cost to be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by March 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operational activities at the marine base until the dredging works are completed.

The Company has funded construction through a combination of debt and equity financing. In June 2007, the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi. The scope of the base was subsequently revised which reduced anticipated base construction costs.  In response, the Company returned a portion of the funds borrowed from EBRD to reduce the anticipated total amount of the EBRD loan to $18,600. The Company expects the total cost of the base to be approximately $71,800.  Funds not raised from EBRD were provided by the Company. Balykshi’s and CRE’s assets were pledged as collateral under the EBRD agreement (including bank accounts).

During the nine months ended June 30, 2010 and 2009, the Company incurred construction costs of $8,691 and $12,575, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $1,185 and $2,577 for the nine months ended June 30, 2010 and 2009, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company recognized long-term deferred revenue of $3,307 and $0 for the nine months ended June 30, 2010 and 2009, respectively. This revenue represents the payment made by our MOBY joint-venture in November 2009 for the rent of land, which is occupied by MOBY’s plant.  This revenue will be amortized over a 20-year period.

Cash balances in Balykshi and CRE, as designated under our loan agreement with EBRD, may not be used for any purpose other than construction and operations of the marine base.  At June 30, 2010 and September 30, 2009 the total cash balance of Balykshi and CRE was $2,213 and $17,899, respectively, which were designated for marine base construction and operation.

 NOTE 3 – LONG-TERM DEBT

In fiscal 2009 the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. The loan bore interest at 5.5% per annum plus the LIBOR rate at the date of interest calculation and is due in May 2015. The interest rate changed to 7% per annum starting October 2009. In November 2009 the Company repaid $11,800. In March 2010 the Company borrowed an additional $5,000 and in June 2010 an additional $1,800 from EBRD. As of June 30, 2010 the outstanding loan balance and accrued interest of the EBRD loan was $18,799.

Long-term debt consists of the following:

	June 30,	September 30,
	2010	2009
Bank loan and accrued interest at 6% plus interest calculation	$428	$1,714
base (8.80% at June 30, 2010); due July 2010; secured by
corporate guarantee issued by TatArka and seismic equipment

Unsecured convertible loans and accrued interest from	19,154	17,550
institutions other than banks at 13% due June 2011

Unsecured convertible loans and accrued interest from	18,622	16,960
institutions other than banks at 13% due December 2011

EBRD loan and accrued interest at 7% due May 2015;	18,799	24,194
secured by property and bank accounts

Total Long-term Debt	57,003	60,418
Less: Current Portion	19,781	7,308
Long-term Debt - Net of Current Portion	$37,222	$53,110

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

EBRD’s loan agreement contains certain financial covenants, the violation of which could be deemed a default under the loan agreement.  Pursuant to the terms of the loan agreement, following delivery of written notice to the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.

In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC. (“Great Circle”).  Pursuant to the Facility agreements, each party loaned the Company $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify the Company of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  At June 30, 2010 the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $19,154 and $18,622, respectively.  The Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable or payable on demand.

At the end of July 2010 the Company received written notice from Altima that it believes the Company has violated at least two of the financial covenants contained in the Facility agreement.  Great Circle and EBRD have likewise verbally notified the Company that they too believe the Company is in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  Altima, Great Circle and EBRD have represented to the Company that they do not intend to currently exercise their acceleration rights.  Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek sources of funding to satisfy these obligations.  Given the difficult equity and credit markets and the Company’s current financial condition, the Company believes it would be very difficult, if not impossible, to obtain such funding.  If the Company were unable to obtain funding to repay the loans, the Company anticipates the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

The Company is currently discussing the possibility of restructuring the Facility agreements with Altima and Great Circle.  There is no guarantee the Company will be successful in restructuring the Facility agreements.  The Company is also in discussion with EBRD.

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

Compensation expense charged against income for stock-based awards during the three and nine months ended June 30, 2010 was $22 and $127, as compared to $93 and $459 during the three and nine months ended June 30, 2009, and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

A summary of the non-vested stock under the Compensation Plan at June 30, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	-	-
Stock vested	(148,509)	$2.50
Stock forfeited	-	-
Non-vested at June 30, 2010	99,497	$0.33

The value of the non-vested stock under the plan at June 30, 2010 is $23.  As of June 30, 2010 unrecognized stock-based compensation was $11 and will be recognized over the weighted average remaining term of 0.94 years.

NOTE 5 - EQUITY ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The Company adopted the revised standard on accounting for noncontrolling interests on October 1, 2009, pursuant to which noncontrolling interests are considered a component of equity.  The standard also changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in the condensed consolidated financial statements include amounts attributable to Caspian Services, Inc. stockholders and the noncontrolling interests. In accordance with the adoption of the new standards for noncontrolling interests, the Company allocated $2,022 of accumulated other comprehensive loss to the noncontrolling interests.

The following schedule presents changes in consolidated equity attributable to Caspian Services, Inc. and the noncontrolling interests:

	FY 2010			FY 2009
		Equity			Equity
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30, 2009 and 2008	$63,240	$(258)	$$62,982	$78,284	$2,576	$80,860
Comprehensive income loss:
Net loss	(11,387)	(600)	(11,987)	(3,289)	(373)	(3,662)
Currency translation adjustment	1,970	199	2,169	(17,013)	(2,100)	(19,113)
Total comprehensive loss	(9,417)	(401)	(9,818)	(20,302)	(2,473)	(22,775)
Amortization of unearned compensation	127	-	127	459	-	459
Ending balance, June 30, 2010 and 2009	$53,950	$(659)	$53,291	$58,441	$103	$58,544

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Veritas-Caspian – During 2010 and 2009 the Company rented transportation and acquired seismic services from the Company’s 50% joint venture Veritas-Caspian.  The Company also chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

The following table summarizes the expenses incurred and the revenues recognized with Veritas-Caspian for the three and nine months ended June 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Expenses paid to Veritas-Caspian	$406	$7,268	$409	$11,866
Revenues recognized from Veritas-Caspian	$-	$810	$664	$2,748

MOBY – During October 2008, the Company entered into lease agreement with MOBY for the lease of three hectares of space at our marine base to operate a vessel repair and drydock facility. The Company owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum. In November 2009, according to the agreement term, MOBY made a partial advance payment of  $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The following table summarizes the lease revenue recognized from MOBY for the three and nine months ended June 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Lease revenue	$38	$-	$38	$-

KazakhstanCaspiShelf – During 2010 and 2009, the Company chartered vessels, rented equipment and purchased assets from KazakhstanCaspiShelf (KCS), a company related through common ownership.  The Company also rented idle equipment and sold assets to KCS.  In addition, the Company acquired seismic services from KCS.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Vessel charter and equipment rental from KCS	$-	$77	$4	$1,181
Seismic services provided by KCS	-	73	283	1,807
Equipment rental to KCS	$-	$94	$25	$476

Accounts receivable from related parties consist of the following:

Related Party's Name	Description	June 30, 2010	September 30, 2009

Bolz LLP	Seismic services	$3,307	$3,230
Erkin Oil	Geological services	237	232
Kazakhstancaspishelf	Equipment rental, services and fuel sales	133	407
Officers	Travel and other indirect costs	-	-
Others	Services provided	146	81
	Allowance for doubtful accounts	(2,862)	(3,029)
TOTAL		$961	$921

The Company has reviewed the accounts receivable from related parties as of June 30, 2010 on a case by case basis. The Company provided a general allowance for doubtful accounts of $2,862 and $3,029 at June 30, 2010 and September 30, 2009, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts payable due to related parties consist of the following:

Related Party's Name	Description	June 30, 2010	September 30, 2009

Veritas Caspian	Seismic services	$453	$5,313
Officers	Payroll, travel and compensation	21	293
Others	Services received	-	70
TOTAL		$474	$5,676

Long-term deffered revenue from related parties consist of the following:

Related Party's Name	Description	June 30, 2010	September 30, 2009

MOBY	Advance received for land rental	$3,307	$-
TOTAL		$3,307	$-

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for the put option liability. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including goodwill, intangibles, and long-lived assets.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement and is based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $10,000 at June 30, 2010 and September 30, 2009 respectively.

The Company has one asset measured at fair value on a nonrecurring basis.  The inventory held for sale is a level 3 measurement and is based on third party valuations and then further discounted to reflect marketing costs and potential volatility in realizable values. Inventory held for sale had a fair value of $2,444 and $1,596 at June 30, 2010 and September 30, 2009, respectively.

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Capital Expenditures
Vessel Operations	$747	$(188)	$1,968	$3,280
Geophysical Services	107	681	847	1,372
Marine Base Services	1,670	4,868	8,665	12,151
Total segments	2,524	5,361	11,480	16,803
Corporate assets	-	-	-	-
Less intersegment investments	-	-	-	-
Total consolidated	$2,524	$5,361	$11,480	$16,803

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
Revenues	2010	2009	2010	2009
Vessel Operations	$6,769	$17,404	$15,859	$28,940
Geophysical Services	1,225	14,251	15,308	32,885
Marine Base Services	442	409	1,295	998
Total segments	8,436	32,064	32,462	62,823
Corporate revenue	-	-	-	-
Less intersegment revenues	(45)	(3)	(118)	(142)
Total consolidated	$8,391	$32,061	$32,344	$62,681

Depreciation and Amortization
Vessel Operations	$(1,020)	$(1,031)	$(3,014)	$(3,162)
Geophysical Services	(760)	(944)	(2,301)	(3,422)
Marine Base Services	(462)	(18)	(932)	(219)
Total segments	(2,242)	(1,993)	(6,247)	(6,803)
Corporate depreciation and amortization	(1)	(2)	(4)	(5)
Total consolidated	$(2,243)	$(1,995)	$(6,251)	$(6,808)

Interest expense
Vessel Operations	$-	$(3)	$-	$3
Geophysical Services	(13)	(109)	(65)	(352)
Marine Base Services	(498)	-	(1,142)	-
Total segments	(511)	(112)	(1,207)	(349)
Corporate interest expense	(639)	(447)	(1,914)	(1,519)
Total consolidated	$(1,150)	$(559)	$(3,121)	$(1,868)

Income/(Loss) from Equity Method Investees
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	-	-	-
Marine Base Services	(373)	(73)	(219)	(201)
Total segments	(373)	(73)	(219)	(201)
Corporate income (loss)	-	-	-	-
Total consolidated	$(373)	$(73)	$(219)	$(201)

Income/(Loss) Before Income Tax
Vessel Operations	$(1,613)	$4,623	$(7,237)	$626
Geophysical Services	(1,074)	1,631	569	3
Marine Base Services	(2,341)	73	(3,745)	(343)
Total segments	(5,028)	6,327	(10,413)	286
Corporate loss	(1,154)	(589)	(2,851)	(2,136)
Total consolidated	$(6,182)	$5,738	$(13,264)	$(1,850)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Benefit from (Provision for) Income Tax
Vessel Operations	$328	$(1,751)	$1,651	$(450)
Geophysical Services	61	(542)	(374)	(1,362)
Marine Base Services	-	-	-	-
Total segments	389	(2,293)	1,277	(1,812)
Corporate provision for income tax	-	-	-	-
Total consolidated	$389	$(2,293)	$1,277	$(1,812)

Income/(Loss) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	145	52	(257)	269
Marine Base Services	552	(13)	857	104
Total segments	697	39	600	373
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$697	$39	$600	$373

Net Loss attributable to Caspian Services Inc.
Vessel Operations	$(1,285)	$2,872	$(5,586)	$176
Geophysical Services	(868)	1,141	(62)	(1,090)
Marine Base Services	(1,789)	59	(2,888)	(240)
Total segments	(3,942)	4,072	(8,536)	(1,154)
Corporate loss	(1,154)	(588)	(2,851)	(2,135)
Total consolidated	$(5,096)	$3,484	$(11,387)	$(3,289)

	June 30,	September 30,
Segment Assets	2010	2009
Vessel Operations	$30,383	$ 47,065
Geophysical Services	33,264	33,544
Marine Base Services	69,005	71,777
Total segments	132,652	152,386
Corporate assets	89,658	87,719
Less intersegment investments	(89,415)	(87,566)
Total consolidated	$132,895	$ 152,539

NOTE 10 – SUBSEQUENT EVENTS

On August 2, 2010 the Company’s Board of Directors released Kerry Doyle and John Scott from their respective positions as Chief Executive Officer and President and Chief Operating Officer of the Company. To fill the vacancy created by Mr. Doyle’s termination, the Board of Directors appointed Mr. Alexey Kotov to the office of President and to serve as Chief Executive Officer of the Company.

In connection with his appointment, the Company and Mr. Kotov entered into a new Employment Agreement effective for a period of three years. The Agreement provides that Mr. Kotov will be paid an annual salary of $220,000.  Following his appointment Mr. Kotov will be issued restricted stock representing 0.85% of the Company’s total shares issued and outstanding on an annual basis for the duration of the term of his Agreement.  Each grant will vest over a period of three years.  However, in the event of change of control as defined in the Agreement, all stock shall immediately vest.

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

Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

Recent Developments

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP. The initial phase of the marine base facilities, including dredging, breakwater, wharf front and general site area was commissioned in November 2009. The official opening of the base occurred in July 2010, after successful commissioning of the second phase. Further construction is expected through December 2010, as we assess the services to be provided at the Base.  In addition to outstanding construction, certain dredging works also need to be completed.  In March 2010 the Company agreed with local authorities to complete the outstanding dredging works within one year.  The Company is currently negotiating with potential contractors to complete these works.  We anticipate the cost to be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging works.  If we do not complete the dredging project by March 2011 we could be subject to certain penalties, including the possible cancelation of our permits and termination of operational activities at the marine base until the dredging works are completed.

We anticipate the cost to construct the marine base will be approximately $71,800.  We are funding this project through a combination of debt and equity financing.  EBRD contributed a $10,000 equity investment in exchange for a 22% equity interest in Balykshi LLP. In addition, we initially received $23,600 from EBRD as partial debt financing. We subsequently revised the scope of the project and returned $11,800 to EBRD.  In March 2010 and June 2010 we drew down an additional $5,000 and $1,800, respectively. The total agreed amount of the EBRD loan is anticipated to be $18,600.  The balance of the funding required for base construction was provided from debt financing and working capital.

As discussed in greater detail in Note 3 – Long-Term Debt of our Condensed Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, at the end of July 2010 we received written notice from Altima that it believes we have violated at least two of the financial covenants contained in the Facility agreement between Altima and the Company.  Great Circle and EBRD have likewise verbally notified us that they too believe we are in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  Altima, Great Circle and EBRD have represented to us that they do not intend to currently exercise their acceleration rights.  Should any of these parties, however, determine to exercise their acceleration rights, we would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek sources of funding to satisfy these obligations.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans, we anticipate the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

We are currently discussing the possibility of restructuring the Facility agreements with Altima and Great Circle.  There is no guarantee we will be successful in restructuring the Facility agreements.  We are also in discussion with EBRD.

Business Review

We believe 2010 will be a year of contraction, but expect activity to rise in 2011, followed by further expansion from 2012 onwards.  Development of the Kashagan field has now been revised and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to more rapid development in the future. We are receiving inquiries which could allow us to participate in activities and business segments where we have not previously been present.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed sense of urgency as they make more concrete plans. Therefore, even though we expect 2010 to be a period of consolidation, we remain optimistic about future prospects.

During the three and nine months ended June 30, 2010, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services (formerly entitled “Infrastructure Development”).

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2010	2009	% change	2010	2009	% change

VESSEL OPERATIONS
Operating Revenue	$6,769	$17,404	-61%	$15,859	$28,940	-45%
Pretax Operating Loss	(1,613)	4,623	-135%	(7,237)	626	-1256%

GEOPHYSICAL SERVICES
Operating Revenue	$1,225	$14,251	-91%	$15,308	$32,885	-53%
Pretax Operating Income/(Loss)	(1,074)	1,631	-166%	569	3	18867%

MARINE BASE SERVICES
Operating Revenue	$442	$409	8%	$1,295	$998	30%
Pretax Operating Loss	(2,341)	73	-3307%	(3,745)	(343)	-992%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(1,154)	(589)	-96%	(2,851)	(2,136)	-33%

Summary of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

            Total revenue during the three months ended June 30, 2010 was $8,391 compared to $32,061 during the three months ended June 30, 2009, a decrease of 74%.  This decrease was mainly caused by the higher than average operating margin of the CMOC project during the third fiscal quarter 2009, which contributed $18,757 or 59% to the total revenue in that period. The difficult credit situation continues to inhibit our customers’ ability to obtain financing for seismic projects, which caused our geophysical services revenue during the three months ended June 30, 2010 to decrease by 91%.

We realized a net loss of $5,096 during the three months ended June 30, 2010 compared to net income of $3,484 during last year’s third fiscal quarter.  Reduced revenue was the primary factor contributing to this change.  We have now been able to negotiate charters for most of our vessels that were engaged in the CMOC contact in fiscal 2009 which will put those vessels into operation during our fourth fiscal quarter. Accordingly, we expect to see improved results during our fourth fiscal quarter.

Vessel Operations

Third fiscal quarter revenue from vessel operations of $6,769 was 61% lower than the previous year’s figure. As noted above, this is the result of the CMOC project that we completed in fiscal 2009.  The early completion of the CMOC contract further contributed to the reduction in 2010 revenue because it made difficult for us redeploy our vessels on new contracts just before the winter shutdown.  As a result, we had fewer vessels chartered during the third fiscal quarter 2010 than during the third fiscal quarter 2009.

During the three months ended June 30, 2010 vessel operating costs of $5,204 were 47% lower than the previous year’s figure.  This decrease was generally in line with our diminished revenues.

We were able to decrease our general and administrative expenses attributable to this segment by approximately 30% during the quarter ended June 30, 2010, thanks to reduced transportation and communication costs.  The likelihood of further reduction is limited due to the fixed nature of most of our general and administrative expenses.

As a result of reduced activities, our loss from vessel operations was $1,285 compared to income of $2,872 in the third fiscal quarter of 2009.

Geophysical Services

Third fiscal quarter geophysical services revenue of $1,225 was 91% lower than the previous year’s third quarter revenue. During the third quarter of fiscal 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them.  This increased both our revenues and costs by $8,270 during the third fiscal quarter 2009.

The local market is still depressed as a result of the difficulty in obtaining credit and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.

We reduced our geophysical operating costs by 86%, which is in line with decreased revenues.

By nature, most of our general and administrative expenses attributable to this segment are fixed.  This limits our ability to decease these costs in line with reduced activity.

As a result of the above factors, net loss from geophysical operations was $868 compared to income of $1,141 in 2009.

Marine Base Services

Construction of our marine base, which commenced in the first quarter of fiscal 2008, is now partially completed; the first phase was commissioned in November 2009. The initial phase of the marine base facilities includes dredging, breakwater, wharf front and general site area and our MOBY joint venture has begun limited operations.

The partial commencement of operational activities at the marine base took place during the second fiscal quarter 2010.  However, our revenues for the third fiscal quarter were insufficient to cover our fixed costs, including depreciation. This caused our marine base services loss to grow to $1,789 compared to a gain of $59 in the third fiscal quarter of 2009. As our marine base was not operational during the third fiscal quarter 2009, our $59 gain for that period reflects only the operations of our water-bottling facility.

The official opening of the base occurred in July 2010 after successful commissioning of the second phase; however further construction works are expected until December 2010 and we are required to complete additional dredging by March 2011. We are currently negotiating with a number of parties for use of the base.

Corporate Administration

During the quarter ended June 30, 2010 net loss from corporate administration was $1,154 compared to a net loss of $588 during the quarter ended June 30, 2009. This increase in net loss is mostly attributable to increased interest expense caused by the capitalization of interest for unsecured convertible loans.

General and Administrative Expenses

General and administrative expenses in the third fiscal quarter 2010 were $3,265, which is $798 or 20% lower than the prior year third fiscal quarter results of $4,063. This decrease was mostly caused by reduced transportation and communication costs in our Vessel Operation segment.

Depreciation

Depreciation expense increased from $1,995 to $2,243, or by 12%, during the third fiscal quarter 2010. This was caused by partial completion of the marine base, where depreciation has partially commenced. Capital expenditure in other divisions and dry docking costs were much lower than in the previous year.

Interest Expense

Interest expense of $1,150 was $591 higher during the three months ended June 30, 2010 than during the three months ended June 30, 2009.  This increase was principally the result of interest accrued on the EBRD loan and expensed, proportionally to the completed part of the marine base.

Foreign Currency Transaction Loss

During the third fiscal quarter 2010 we realized an exchange loss of $573, compared to an exchange income of $186 in 2009. This was caused mainly by a decline in the value of the Euro and the fact that most of our vessel revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss because Euro costs for vessel rental were also lower.  It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 779% to $2,128 during the third fiscal quarter 2010.  In addition to the increases in interest expense and foreign currency exchange loss discussed above, net other expenses also increased as a result of lower interest income and increased loss from equity method investees.

Benefit from (provision for) income tax

During the three months ended June 30, 2010 we realized a benefit from income tax of $389 compared to a provision for income tax of $2,293 during the three months ended June 30, 2009. This difference was caused by a more significant taxable loss recognized during the three months ended June 30, 2010, as we recognized a deferred tax asset for that loss.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2010 we realized a net loss attributable to Caspian Services, Inc. of $5,096 or $0.10 per share on a basic and diluted basis.  By comparison, during the third fiscal quarter 2009 we realized a net income attributable to Caspian Services, Inc. of $3,484 or $0.07 and $0.05 per share on a basic and diluted basis, respectively.

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009

Total revenue during the nine months ended June 30, 2010 was $32,344 compared to $62,681 during the nine months ended June 30, 2009, a decrease of 48%.  Most of this reduction can be attributed to the fact that 2009 results were boosted by the CMOC contract. This contract also included revenue which was passed on to our subcontractor.  The CMOC contract was successfully concluded ahead of schedule in fiscal 2009. This made it difficult to redeploy our vessels on new contracts just before the winter shutdown. We have now been able to negotiate charters for most of our vessels that were engaged in the CMOC contact in fiscal 2009 which will put those vessels into operation during our fourth fiscal quarter. Further, the continuing uncertainty surrounding development of the Kashagan field, which began at the end of 2009, has meant that contractors working the Kashagan field have been unwilling to commit to long-term charters. Geophysical revenues were down, particularly in land seismic, whereas offshore seismic showed improvement. The difficult credit situation continues to inhibit financing for seismic projects.

Total operating expenses during the nine months ended June 30, 2010 decreased by $22,116 or 35%, which is generally in line with the decrease in revenue. Further reduce in costs is limited as they include general and administrative expenses, which are mostly fixed in nature.

The effect of decreased operating activities coupled with increased interest expense and foreign currency transaction loss caused our net loss to increase by $8,098, or 246%, to $11,387 on a year-to-year basis.

Vessel Operations

During the nine months ended June 30, 2010 revenue from vessel operations of $15,859 decreased by 45%.  The early completion of the CMOC project meant we were unable to secure long-term contracts for many of our vessels just before the Caspian Sea closed for winter leaving us with no winter standby revenue on the vessels that were used in the CMOC project. While this has placed us in a difficult situation for tendering vessels during the current fiscal year, we believe in the long run it has left us well placed to tender for future business with the major international exploration companies as all the safety, environmental and quality assurance programs established in connection with the CMOC project remain in place in preparation for future work.  We have now been able to negotiate charters to place most of our vessels into operation during our fourth fiscal quarter, so we expect to see the improved results in quarter four.

During the nine months ended June 30, 2010 vessel operating costs of $13,527 were 65% of costs during the same period 2009. We reduced our costs in line with our reduced revenues, as non-necessary crews were sent home during the lay-out period and then re-employed once the new season began.

Despite operating cost savings, we still were unable to improve our net result from vessel operations as general and administrative expenses attributable to this segment increased. The increase was primarily due to our accruing $340 for tax penalties imposed by the local Customs Committee during the nine months ended June 30, 2010 coupled with a one-time savings of tax expenses of $430 during the nine months ended June 30, 2009 as a result of a tax reconciliation which decreased operating costs during that period.  As a result, our loss from vessel operations grew to $5,586 compared to income of $176 during the nine months ended June 30, 2009.

Geophysical Services

During the nine months ended June 30, 2010 and June 30, 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $406 during the nine months ended June 30, 2010 and by $11,866 during the nine months ended June 30, 2009. Deducting the effects of this transaction, revenue from geophysical services decreased by $6,113 or 29% during the nine months ended June 30, 2010 compared to the same period ended June 30, 2009.  Operating costs decreased by $2,993 or 28% during the nine months ended June 30, 2010 compared to the same period ended June 30, 2009.  Land seismic was in line with our expectations of a sluggish market, and was well down compared to last year, whereas offshore seismic saw an improvement. The local market is still depressed by the difficulty in obtaining credit and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.  During the nine months ended June 30, 2010, we made provision for an additional $731 for trade accounts receivable, and trade accounts receivable from related parties, which have now become unacceptably delayed.

Net loss from geophysical operations during the nine months ended June 30, 2010 was $62 compared to a net loss of $1,090 during the nine months ended June 30, 2009.

Marine Base Services

Construction of our marine base, which commenced in the first quarter of fiscal 2008, is now partially complete; the first phase was commissioned in November 2009. The official opening of the base occurred in July 2010, after successful commissioning of the second phase; however further construction is expected until December 2010.  Our MOBY joint venture commenced limited operations in January, 2010. We are currently negotiating with a number of parties for use of the base.

The partial commencement of operational activities on the marine base took place during the second fiscal quarter 2010. However, our revenues for the initial period of operations were insufficient to cover our fixed costs, including depreciation. This caused our marine base services loss to grow to $2,888, compared to a loss of $240 during the nine months ended June 30, 2009.  Because the marine base was not operational during the nine months ended June 30, 2009, the loss during that period reflects only the result of operations of our water-bottling facility.

Corporate Administration

During the nine months ended June 30, 2010 net loss from corporate administration was $2,851 compared to $2,135 during the same period ended June 30, 2009.  The increase in net loss during the nine months ended June 30, 2010 is mainly attributable to increased interest costs caused by the capitalization of interest for unsecured convertible loans.

General and Administrative Expenses

General and administrative expense increased by $125, or 1% for the nine months ended June 30, 2010 compared to the same period ended June 30, 2009.

Depreciation

Depreciation expense decreased by $557 or 8% to $6,251 during the nine months ended June 30, 2010 compared to the same period ended June 30, 2009.  This was caused by diverting most of our capital expenditures toward completion of the marine base and decreasing other expenditures, such as dry docking costs, which resulted in lower depreciation expense.

Interest Expense

Interest expense during the nine months ended June 30, 2010 increased by 67% to $3,121, compared to the nine months ended June 30, 2009.  This increase was the result of interest beginning to expense on the EBRD loan with the commencement of partial operations at the marine base.

Foreign Currency Transaction Loss

During the nine months ended June 30, 2010 we realized an exchange loss of $1,611 compared to an exchange loss of $578 during the same period ended June 30, 2009.  This was caused mainly by a decline in the value of the Euro and the fact that, most of our vessel revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 184% to $4,929 during the nine months ended June 30, 2010.  In addition to the increases in interest expense and foreign currency exchange loss discussed above, net other expenses also increased as a result of lower interest income and other non-operating income.

Benefit from (provision for) income tax

During the nine months ended June 30, 2010 we realized a benefit from income taxes of $1,277 compared to provision for income tax of $1,812 during the nine months ended June 30, 2009.  This $3,089 increase in benefit from income taxes was the result of a more significant taxable loss recognized during the nine months ended June 30, 2010, as we recognized a deferred tax asset for that loss.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during nine months ended June 30, 2010 net loss attributable to Caspian Services, Inc. increased 246% to $11,387 or $0.22 per share on a basic and diluted basis.  By comparison, during the nine months ended June 30, 2009 we realized a net loss attributable to Caspian Services, Inc. of $3,289 or $0.06 per share on a basic and diluted basis.

Liquidity and Capital Resources

At June 30, 2010, we had cash on hand of $9,882 compared to cash on hand of $29,222 at September 30, 2009. Much of the change in cash for the nine months to June 30, 2010 was due to a net reduction of $5,000 in the amount borrowed from EBRD.  Another major outflow of cash resulted from capital expenditures for marine base construction. At June 30, 2010 total current assets exceeded current liabilities by $10,087.  We believe vessel and geophysical revenue and cash on hand will be adequate to meet our operating needs for the upcoming quarter so long as none of our outstanding loans is accelerated, as discussed below.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base.  As of June 30, 2010 the outstanding loan balance and accrued interest of the EBRD loan was approximately $18,799.  The EBRD loan matures in May 2015.  The loan agreement with EBRD contains certain financial covenants, the violation of which could be deemed a default under the loan agreement.  Pursuant to the terms of the loan agreement, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.

In 2008 we entered into Facility agreements with Altima and Great Circle.  Pursuant to those Facility agreements, each party loaned us $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify us of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  At June 30, 2010 the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $19,154 and $18,622, respectively.  Our Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable.

At the end of July 2010 the Company received written notice from Altima that it believes we have violated at least two of the financial covenants contained in the Facility agreement.  Great Circle and EBRD have likewise verbally notified us that they too believe we are in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  Altima, Great Circle and EBRD have represented to us that they do not intend to currently exercise their acceleration rights.  Should any of these parties determine to exercise their acceleration rights, we would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek sources of funding to satisfy these obligations.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans, we anticipate the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

We are currently discussing the possibility of restructuring the Facility agreements with Altima and Great Circle.  There is no guarantee we will be successful in restructuring the Facility agreements.  We are also in discussion with EBRD.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2010 and 2009.

	Period ended June 30,
	2010	2009

Net cash provided by / (used in) operating activities	$(1,521)	$14,042
Net cash used in investing activities	(9,897)	(18,160)
Net cash provided by / (used in) financing activities	(6,286)	33,955
Effect of exchange rate changes on cash	(1,636)	(2,290)

Net Change in Cash	$(19,340)	$27,547

Net cash flow from operations for the nine months ended June 30, 2010 was negative, as substantial cash inflow from our customers of $13,429 was more than offset by the decrease in accounts payable, prepaid expenses and taxes, accrued taxes, advances paid and deferred tax assets of $14,462.

Net cash used in investing activities in the nine months ended June 30, 2010 mostly represents a capital expenditure in continuing construction of the marine base.

We had net cash outflow from financing activities in the nine months ended June 30, 2010 due to partial repayment of the EBRD loan and subsequent additional drawdowns on the loan, resulting in a net decrease in the loan amount of $5,000 at June 30, 2010.

Financing

For details regarding recent financing activities please refer to Note 3 to our Condensed Consolidated Financial Statements.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Other debt	$428	$428	$-	$-	$-
Loans from Altima Central Asia	19,154	19,154	-	-	-
Loans from Great Circle	18,622	-	18,622	-	-
Loans from EBRD	18,799	199	9,300	9,300	-
Long-term derivative put option	10,000	-	-	-	10,000
Operating leases - vessels	5,094	5,094	-	-	-
Operating leases - other than vessels	1,057	1,057	-	-	-
Purchase commitments	216	216	-	-	-
Total	$73,370	$26,148	$27,922	$9,300	$10,000

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1  to our Condensed Consolidated Financial Statements in our most recent Annual Report on Form 10-K be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2008 we commenced and completed in 2009 a major contract with CMOC / Shell where revenue was derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract was recognized when services were actually performed.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At June 30, 2010, we reviewed our long-lived assets and determined no impairment was necessary.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at June 30, 2010 would have affected our net loss by less than $200.

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

We review our receivable balances as of the end of each reporting period.  A hypothetical 10% favorable or unfavorable change in bad debts at June 30, 2010 would have affected our net income by approximately $500.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of June 30, 2010, our internal controls over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the court determines that customs VAT is owed, we could be subject to fines and penalties totaling up to as much as 50% of our customs obligation. As per the first hearing in our case, which  took place in May 2010, the court determined that we should pay the amount of VAT due and related penalties. We filed an appeal of this decision and are awaiting the appeal hearing.

Item 1A.  Risk Factors

Except as disclosed below or otherwise noted herein, during the quarter ended June 30, 2010 there were no material changes in the risk factors previously described in Item 1A of our annual report on Form 10-K for the year ended September 30, 2009 and filed with the SEC on December 29, 2009.

Default on Loan Covenants and Inability to Repay Loans.  As discussed in more detail in Note 3 to our Condensed Consolidated Financial Statements, we have been notified by Altima, Great Circle and EBRD that they believe we are in default of certain financial covenants of their respective Facility agreements or financing agreements.  Pursuant to the terms of their respective agreements, upon the occurrence of an event of default and satisfaction of any applicable notice requirements, Altima, Great Circle or EBRD may declare their respective loans immediately due and payable or payable on demand.   In addition to the financial covenants contained in their respective agreements, those agreements also contain provisions that allow each lender to accelerate its loan in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date.

We are currently in discussions with Altima and Great Circle regarding the possibility of restructuring their respective Facility agreements.  We are also engaged in discussions with EBRD regarding their loan.  There is no guarantee we will be successful in rescheduling or restructuring any of our loans.  Altima, Great Circle and EBRD have represented to us that they do not intend to currently exercise their acceleration rights, but there is no guarantee they will continue to forebear from accelerating their loans.

As of June 30, 2010, the outstanding amount due to Altima, Great Circle and EBRD was approximately $19.1 million, $18.6 million and $18.8 million, respectively.  In the event any one of the parties declares its loan immediately due and payable, we would have insufficient funds to repay the loan and would have to seek funding to repay the loan.  Moreover, we believe if any one lender accelerates its loan that will significantly increase the likelihood that the other lenders would do the same.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, for us to obtain funding.  If we are unable to obtain funding to repay the loans, we anticipate the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2010 the board of directors appointed Mr. Alexey Kotov, the Company’s General Counsel, Corporate Secretary and Treasurer and a member of the board of directors, to the office of President and to serve as Chief Executive Officer of the Company. With his appointment, the Company and Mr. Kotov entered into a new Employment Agreement (the “Agreement”) effective for a period of three years.  Pursuant to the terms of the Agreement, following his appointment Mr. Kotov will be issued restricted stock representing 0.85% of the Company’s total shares issued and outstanding on an annual basis for the duration of the term of the Agreement.  The shares shall vest equally over a period of three years, and the initial grant will begin vesting on the first anniversary date of the effective date of the Agreement or the applicable anniversary date of the effective date, however all stock shall become fully vested upon an event of change of control as defined in the Agreement.  In accordance with the terms of his Agreement, Mr. Kotov is entitled to 437,950 shares in connection with the first year grant under his Agreement.  These shares have not yet been issued.  We anticipate they will be issued during the quarter ending September 30, 2010.

The shares to be issued to Mr. Kotov will be issued without registration under the Securities Exchange Act of 1934 pursuant to Rule 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

See Note 3 – Long Term Debt to our Condensed Consolidated Financial Statements contained in this quarterly report.

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

CASPIAN SERVICES, INC.

Date:	August 23, 2010	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	August 23, 2010	By:	/s/ Indira Kalieva
Indira Kalieva
Chief Financial Officer