Form 10-K
period 2010-09-30
CASPIAN SERVICES INC
filed 2011-01-13
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐  No

Indicate by check mark if whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant is required to submit and post such files).
  ☐ Yes  ☐  No

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
     ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,103,657.

As of December 25, 2010, the registrant had 52,213,757 shares of common stock, par value $0.001, issued and outstanding.

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

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (“SEC”) filings.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by their nature are dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

           In connection with our plans to build a major marine supply and support base in the port of Bautino, in Bautino Bay, Kazakhstan, in November 2005, through our wholly owned subsidiary Caspian Real Estate Limited, we acquired a five hectare (approximately 12 acre) parcel of undeveloped real property located in the port of Bautino, through the acquisition of a 100% ownership interest in Balykshi LLP, the entity in which the property was held by its previous owners.  Construction of the marine base commenced in the first fiscal quarter 2008. The first phase of the project was commissioned in November 2009 and the base is currently partially operational. The official opening of the base occurred in July 2010, after successful commissioning of the second phase; however some dredging works need to be completed by June 2011.

Recent Developments

As discussed in greater detail in Note 7 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, at the end of July 2010 we received written notice from one of our creditors, Altima Central Asia Master Fund Ltd. (“Altima”) that it believed we had violated at least two of the financial covenants contained in the Facility agreement between

Altima and the Company.  At that time, two other creditors, Great Circle Energy Services L.L.C. (“Great Circle”) and the European Bank for Reconstruction and Development (“EBRD”) verbally notified us that they too believed we were in violation of at least some of the financial covenants of their respective Facility agreement or financing agreements.  At the end of November 2010 Great Circle delivered written notice to us stating that we remain in breach of some covenants under their Facility agreement and that such constitutes an event of default. Altima and EBRD verbally notified us of the same at the end of November 2010.

Although they are under no obligation to do so, to date neither Altima nor Great Circle have taken action to increase or accelerate the debt obligations we owe them.  Similarly, to date, EBRD has taken no action to increase or accelerate the debt obligations we owe them or to accelerate their put right.  Should any one of these parties, however, determine to exercise their acceleration or other rights, we would not have sufficient funds to repay any of the loans individually or collectively or to satisfy the EBRD put right and would be forced to seek sources of funding to satisfy these obligations.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans, we anticipate the above-discussed creditors could seek any legal remedies available to them to obtain repayment of their loans.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi and Caspian Real Estate Limited, and guaranteed by the Company, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our debt obligations to them and to reorganize our business operations.  In connection with these discussions, we are investigating many potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing Facility agreements and financing agreements, and the sale of Company assets and subsidiaries.  At this time, the Company has not reached a definitive agreement with Altima, Great Circle or EBRD on any potential restructuring.

As noted above, we are continuing with development of our marine base in Bautino Bay. The initial phase of the marine base, including dredging, breakwater, wharf front and general site area was commissioned in November 2009. The official opening of the base occurred in July 2010, after successful commissioning of the second phase. Currently, we are assessing the range of services to be provided at the base. Certain dredging works need to be completed by June 2011 as agreed with local authorities.  We are currently negotiating with potential contractors to complete this work.  We anticipate the cost to be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging works.  If we do not complete the dredging project by June 2011 we could be subject to certain penalties, including the possible cancelation of our permits and termination of operational activities at the marine base until the dredging work is completed.  The failure to provide the funding to timely complete the dredging works may also give rise to an event of default under the EBRD financing agreements.

During our fourth fiscal quarter 2010, our board of directors approved an operational management restructuring plan.  In connection with the restructuring plan, the board appointed general managers over each of the Company’s three operational segments – Vessel Operations, Geophysical Services and Marine Base Services. Each general manager is responsible for overseeing the day-to-day operations of the respective business segment.  To assist and advise in the management of daily operations, the board of directors also created an Executive Committee.  The Executive Committee acts solely as an advisory body on day-to-day operations.  For additional information regarding the Executive Committee please see “Committees of the Board of Directors” in Item 10.  Directors, Executive Officers and Corporate Governance of this annual report on Form 10-K.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Kazakhstan sector of the Caspian Sea.  Our business focuses on three principal areas – Vessel Operations which are provided by our fleet of vessels; Geophysical Services and Marine Base Services (formerly entitled “Infrastructure Development”), including water desalinization.  We manage our business through three wholly-owned British Virgin Island companies, Caspian Services Group Limited, Caspian Geophysics Limited and Caspian Real Estate Limited.  Each of these companies undertakes its operation through various subsidiaries and joint venture entities.   Caspian Services Group Limited represents the vessel operations business provided by our vessel fleet.  Through Caspian Geophysics we manage our geophysical services operations.  Caspian Real Estate is our marine base services company.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity:

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

The offshore marine services industry is directly impacted by the level of activity in offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices.  Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  Each of the major worldwide geophysical offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities.  While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, environmental sensitivity, seasonality and vessel design suitability restrict migration of vessels between regions. The effect of these restrictions on vessel migration has segmented various regions into separate markets.

In addition to the factors that impact the offshore marine services industry set forth above, our operations are also directly and indirectly affected by exploration and development activities in the north Caspian Sea, in particular, development of the Kashagan oil field.  At the time of its discovery in 2000, the Kashagan oil field was one of the largest discoveries in the last 30 years.  Initially, the field was scheduled to start commercial production in 2005.  Development of the field, however, has been much slower and more difficult than anticipated for various reasons, including harsh weather conditions, with temperatures ranging from 40 degrees Celsius in the summer to -40 degrees Celsius in the winter, high hydrogen sulphide content, high reservoir pressure, the shallow depth of the Caspian Sea at the field and disagreements with the government of Kazakhstan.  As a result, the anticipated commencement of first production has been delayed several times from 2005 to 2008 to 2010 and most recently to late 2013.  Development of the second phase of the Kashagan field has also been delayed several times from 2008 to 2009 to 2012 to 2015 and most recently to 2018 or 2019.

In connection with the latest round of delays, North Caspian Operating Company BV (“NCOC”) (formerly Agip KCO), the operator of the Kashagan field reduced its 2010 operating budget from $10 billion to $7 billion.  As subcontractors of NCOC are the largest customers for our vessel fleet and anticipated marine base customers, our operations are significantly impacted by development of the Kashagan field.

Vessel Fleet

Our vessel fleet includes fifteen specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiary, Caspian Services Group Limited.  Of the fifteen vessels in our fleet, we own nine.  We operate the other six vessels pursuant to agreement with Actamarine, formerly Rederij Waterweg bv, the Dutch shipping company that owns the vessels.

Our fleet is time chartered to oil and natural gas exploration and production companies working primarily in the Kazakhstan sector of the Caspian Sea.  Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation.  Vessel operating expenses are typically our responsibility except that the customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze.  In return for providing time-chartered services, in most instances we are paid a daily rate of hire.  We also provide additional support services for our accommodations vessels where we are able to charge fees for the accommodating and catering to the client’s personnel.

Generally we charter our vessels under time charter contracts or on a “spot” basis.  Time charter contracts typically cover a specific term, typically one work season or longer.  The base rate of hire under such a term contract is generally a fixed rate, though some charter arrangements may include escalation clauses to recover specific additional costs. In contract, vessel chartered on a “spot” basis are typically chartered for a short-term basis ranging anywhere from one day to several weeks or months.  There are no material differences in the cost structure of our contracts based on whether the contracts are spot or time charters because our fixed operating costs, including but not limited to, payroll, insurance and maintenance costs, are generally the same without regard to the length of the contract.

Listed below are the six vessel classes we operate along with a description of the type of vessels categorized in each class, the services the respective vessels perform and the number of vessels in each class we operate.

Supply Vessels.  Included in this class are towing supply vessels and supply vessels.  This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to offshore projects.  Supply vessels have large cargo handling capabilities and are used to serve drilling and production facilities and support offshore construction and maintenance work.  We have one supply vessel in our fleet.

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

 Anchor Handling Multicats and Support Vessel Tugs.   This is our largest category of vessels, with seven such vessels in our fleet.  These vessels are used to tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; setting anchors for positioning and mooring drilling rigs and are used in a variety of other commercial towing operations, including towing barges, carrying a variety of bulk cargoes and containerized cargo.

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

            As future demand and funding justify, we may expand our fleet.  However, there is no assurance that there will be sufficient demand in the market to justify expanding our fleet or the services we offer.  Similarly, even if there is sufficient demand, there is no guarantee that we will have sufficient funds or be able to obtain sufficient funding to finance such expansion.

During fiscal 2010 85% of our vessel revenue came from three clients: Saipem Kazakhstan Branch – 58%, Fugro KazProject LLP – 17% and Enka Insaat ve Sanayi A.S. – 10%.  During fiscal 2010 we had eight vessels on charter to Saipem Kazakhstan Branch.

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

Oil companies utilize geophysical services in the following ways:

•	to identify new areas of potential sources of hydrocarbons termed “reservoirs;”
•	to determine the size and structure of reservoirs; and
•	to characterize reservoirs and optimize their development.

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

Oil and gas exploration companies typically contract for geophysical services in one of two ways.  First, they contract directly with the geophysical service provider.  Under this format, once the survey is completed the client owns the data that is recorded.  In the industry, this is termed “proprietary” work.  Contracts for this type of work are structured in one of two ways.  The most widely used are production contracts where the geophysical service provider is paid for the amount of data recorded, usually counted and charged by the number of source points acquired.  For any period of time that the service provider is unable to acquire data due to circumstances outside its control, (weather for example), a standby-rate is charged to the client.  The other method of contracting is based on time, where the crew charges the time-rate for any period that the crew is technically capable and available for work.

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

As funding allows, we intend to invest in the latest available technology to allow us to offer the kinds of solutions our clients require, both in terms of capacity; as the area develops its licensing of new acreage, and in terms of technology; as the reservoirs themselves develop and require more detailed data acquisition and analysis.

Caspian Geophysics provides geophysical services through its two subsidiaries:  Tat-Arka LLP, a wholly-owned subsidiary; and Kazmorgeophysica, JSC, an 80% owned subsidiary.  During fiscal 2010 67% of total geophysical revenue was attributable to Tat-Arka, 30% to Kazmorgeophysica and 3% was attributable to revenues received by Caspian Services Group LLP, our vessel division subsidiary for services rendered in connection with the CMOC project.

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

The onshore seismic market in Kazakhstan is comparably mature and is dominated by four local companies: Azimut, SIF Dank, TatArka and KazGeodgeco.

Because of the ongoing economic slowdown and accompanying tightening of the credit markets, many of our land seismic clients continue to experience significant difficulty in obtaining financing for land seismic data surveys.   To assist the Company in satisfying some of its outstanding liabilities management is currently investigating the market interest for and the feasibility of selling its interest in TatArka.

Kazmorgeophysica JSC

We own an 80% controlling interest in Kazmorgeophysica JSC.  Kazmorgeophysica provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea.  Kazmorgeophysica has held a general state license to conduct geophysical works since May 29, 2002.

In contrast to the onshore seismic market, the marine seismic market in Kazakhstan is still developing.  To date, only a small number of marine or transition zone surveys have been conducted.  We believe this is primarily due to the limited number of entities currently holding exploration licenses in Kazakhstan.  We expect that the release of new license blocks by the government of Kazakhstan will attract significant interest from the international oil and gas community, although the government has not given indications of when they may release new license blocks.  If and when the government does release new license blocks, we anticipate that a direct result of such will be a significant increase in demand for marine and transition zone seismic data acquisition services as well as additional demand for our vessel fleet from customers wishing to utilize our vessels for marine seismic data acquisition.

Historically, the complexity of modern marine seismic data collection methods in the environmentally sensitive, shallow waters of the north Caspian Sea, and the associated cost, has meant that only well situated local companies and large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan.  We believe this trend is changing as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services.  Additionally, the current laws of Kazakhstan require marine seismic services providers meet the country’s local content requirements, either through local ownership or by partnership.  The 20% owner of Kazmorgeophysica is 100% owned by Kazakh interests, which satisfies the local content requirement and gives Kazmorgeophysica an advantage over its international competitors.

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

Kazmorgeophysica owns a 50% equity interest in Veritas-Caspian LLP (“Veritas-Caspian”).  Veritas-Caspian contracted with the Ministry of Energy and Mineral Resources in January 2006 to acquire seismic data, on an exclusive basis, over all the open acreage in Kazakhstan’s sector of the Caspian Sea.  This project is referred to herein as the “State Geophysical Survey.”

The combination of existing high quality seismic data packages and licensing rounds has proven very successful in a number of locations around the globe in ensuring maximum revenues from license blocks for the government while providing a transparent and efficient system of tenders for oil companies.  When the government of the Republic of Kazakhstan opens licensing rounds Veritas-Caspian will be able to market more of the seismic data collected on behalf of the government, and can begin to realize more revenues generated through the sale of the seismic data it is gathering.  Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks on five-year contracts that are automatically extendable unless terminated by specific action of the parties. The current contract between Veritas-Caspian and the government was scheduled to expire in December 2010.  The contract provides for an automatic five year extension unless one of the parties to the contract commenced the termination process prior to the expiration date.  To our knowledge, neither party initiated the termination process.

Revenue from the sale of data from the State Geophysical Survey will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs.  In turn, revenue will be split between the joint-venture holders after Veritas-Caspian has recovered its costs.

Marine Base Services (formerly entitled “Infrastructure Development”)

Atash Marine Base

Balykshi LLP

The official opening of our marine base occurred in July 2010 and the base is currently partially operational subject to completion of certain dredging work.  The base is currently about 50% occupied.  The base is used not only by our own fleet, but also by other vessel fleet operators in the region such as Saipem Kazakhstan Branch, Er Sai Caspian Contractor LLP and some small operators.  We plan to market services to large multi-national oil companies engaged in exploration and construction in the region.

The marine base offers the following facilities and services:

•	moorings for winter period;
•	wharf front crane pad for vessel loading/offloading;
•	boat yard with vessel lifting facilities;
•	breakwater protection;
•	long-term berths;
•	main wharf area;
•	water storage facilities and vessel bunkering;
•	oily and waste water collection and storage facilities;
•	weighbridge facilities;
•	electrical power supply and distribution system;
•	security system;
•	fire-fighting system; and
•	open lay-down storage area

Meanwhile we continue assessing additional services to be provided at the marine base based on customers’ demand. We are also currently discussing additional facilities with a number of interested parties.

In March 2010 we agreed with local authorities to complete the outstanding dredging works by June 2011.  The outstanding dredging work includes removal of an obstruction that currently limits the size vessel that can access the base.  Completion of dredging will allow larger vessels to access the base and increase the potential customer pool.  We are negotiating with potential contractors to complete dredging and anticipate the cost will be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging work is completed.  The failure to provide the funding to timely complete dredging works could become an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

We have funded construction of the marine base through a combination of debt and equity financing. In June 2007, we entered into a series of financing agreements with EBRD, pursuant to which EBRD agreed to provide $32,000 of debt financing and to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in our subsidiary Balykshi. The scope of the base was subsequently revised.  This reduced anticipated base construction costs.  In response, we returned a portion of the funds borrowed from EBRD to reduce the anticipated total amount of the EBRD loan to $18,600. Funds not raised from EBRD were provided by us. Balykshi’s and CRE’s assets are pledged as collateral under the EBRD financing agreements (including bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required the Company to guarantee the financial performance of its subsidiaries under the financing agreements.

In connection with EBRD’s $10 million equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable from June 2013 through June 2017.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties.  If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.

The Put Option Agreement contains an acceleration feature.  Should Balykshi: (i) default on $1 million or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10 million equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. The acceleration feature of the Put Option Agreement is a conditional obligation and is recognized as an adjustment to the carrying value of the put option liability when an event of default occurs. At September 30, 2010 we concluded the value of the put option was $13,644 including $3,644 to reflect the possible right EBRD has to accelerate the put option.

Given the Company’s current financial difficulties, coupled with anticipated delays in demand for the marine base as a result of the delayed development of the Kashagan oil field, the Company is currently investigating the possibility of selling its interest in the marine base.

Mangistau Oblast Boat Yard, LLP

Balykshi and two unrelated third parties formed Mangistau Oblast Boat Yard LLP (“MOBY”) for the purpose of constructing and operating a boat repair and dry-docking services yard to be located within our marine base.  Balykshi holds a 20% equity interest in MOBY.

In August 2008 MOBY entered into a loan agreement with EBRD in the amount of $12.3 million (the “MOBY Loan”).  In June 2009 in connection with the MOBY Loan, EBRD required certain parties, including the Company, to execute a Deed of Guarantee and Indemnity (the “Guarantee”) guaranteeing repayment of the MOBY Loan.  The MOBY Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  For additional information regarding the MOBY Loan, the Guarantee and our obligations under the Guarantee please see “Off-balance Sheet Financing Arrangements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K.

During October 2008, we entered into a lease agreement with MOBY for the lease of three hectares of space at our marine base to operate the vessel repair and drydock facility. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010.

As of June 30, 2010 and September 30, 2010 MOBY was in violation of certain financial covenants under MOBY Loan.  EBRD had provided MOBY a written waiver of these violations.  In addition EBRD has agreed to reduce the financial ratios until March 31, 2011 contained in the MOBY Loan.

As with the marine base, the Company is currently investigating the possibility of restructuring its participation in MOBY and has approached its MOBY partners about a possible sale of the Company’s 20% interest in MOBY.

Water Desalinization

Bauta JSC

Through our subsidiary Caspian Real Estate Ltd. we own a 56% interest in Bauta JSC (“Bauta”), a joint venture that operates a water desalinization plant in the Port of Bautino.  At the desalinization plant, Bauta purifies drinking water for sale in bulk and in bottles.  Bauta provides bulk water to the local community at cost under an infrastructure agreement with the local government and provides water to oilfield camps in the region.  NCOC is the largest buyer of bulk water from the plant.  Bauta bottles and sells water in five liter and one-and-a half liter bottles.  As much of the demand for drinking water comes from oilfield camps, water sales, like vessel operations, are seasonal, with most sales occurring during the work season.  The bottled water is primarily sold to the surrounding oil field camps, the local municipality and other businesses in the region.

Safety and Risk Management

Kazakhstan is a member of the International Maritime Organization (“IMO”) and is a signatory to most of the IMO conventions regulating safety and navigation. We are committed to ensuring the safety of our operations.  Management regularly communicates with our personnel to promote safety and instill safe work habits through media and safety review sessions.  We also regularly conduct safety training meetings for our seaman and staff personnel.  We dedicate personnel and resources to ensure safe operations and regulatory compliance.  We employ safety personnel who are responsible for administering our safety programs.

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action.  Any such event may result in a reduction in revenues or increased costs.

The worldwide threat of terrorist activity and other acts of war, or hostility, impact the risk of political, economic and social instability.  It is possible that acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours.  The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase.  To date, we have not experienced any property losses as a result of terrorism, political instability or war.

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

In recent years, consolidation of exploration, field development and production companies has occurred and this trend may continue in the future.  Consolidation reduces the number of potential customers for our services and may negatively affect exploration, field development and production activity as consolidated companies generally focus on increasing efficiency and reducing costs and delay or abandon exploration activities with less promise.  Such activity could adversely affect demand for our services and reduce our revenues.  In addition, consolidation could result in the absorption of an oil and gas company with whom we have a strong commercial relationship into another company with which we do not, or vice-versa.

The principal competitive factors for the offshore marine services industry are suitability and availability of equipment, price and quality of service.  In addition, the ability to demonstrate a good safety record and attract and retain qualified and skilled personnel are also important competitive factors.  As noted above, we have numerous competitors in all areas in which we operate, so the business environment is highly competitive.

Our principal customers are major oil and natural gas exploration, development and production companies or subcontractors of such companies.  As noted above, our three largest customers accounted for 85% of our vessel revenues during the fiscal year ended September 30, 2010.  We consider our operations to be dependent on NCOC (formerly Agip KCO) and its subcontractors.

Environmental Compliance

During the ordinary course of business our operations are subject to a wide variety of environmental laws and regulations.  Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions.  Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company.  We are proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard our vessels and at shore base locations.  In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.  However, environmental laws and regulations are subject to change and may impose increasingly strict requirements and, as such, we cannot estimate the ultimate cost of complying with such laws and regulations.

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

Employees

The Company and its subsidiaries currently employ approximately 870 employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings with the United States Securities and Exchange Commission (“SEC”).  We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservices inc.com.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other SEC filings.  Information appearing on the Company’s website is not part of any report that it files with the SEC.

Item 1A. Risk Factors

We operate in challenging and highly competitive markets. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the Company and the marine services industry. You should consider these risks and the risks identified elsewhere in this annual report on Form 10-K and in the Notes to the Consolidated Financial Statements when evaluating our forward-looking statements and our Company. The effect of any one risk factor or a combination of several risk factors could materially affect our results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this annual report on Form 10-K.

We are in default of certain loan covenants and are unable to satisfy our obligations under our loan agreements.

As discussed in greater detail in Note 7 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, at the end of July 2010 we received written notice from Altima that it believed we had violated at least two of the financial covenants contained in its Facility agreement.  At that time, Great Circle and EBRD verbally notified us that they too believed we were in violation of at least some of the financial covenants of their respective Facility agreement or financing agreements.  At the end of November 2010 Great Circle delivered written notice to us stating that we remain in breach of some covenants under their Facility agreement and that such constitutes an event of default. Altima and EBRD verbally notified us of the same at the end of November 2010.

Although they are under no obligation to do so, to date neither Altima nor Great Circle have taken action to increase or accelerate the debt obligations we owe them.  Similarly, to date, EBRD has taken no action to increase or accelerate the debt obligations we owe them or to accelerate their put right.  Should any one of these parties, however, determine to exercise their acceleration or other rights, we would not have sufficient funds to repay any of the loans individually or collectively or to satisfy the EBRD put right and would be forced to seek sources of funding to satisfy these obligations.

As of September 30, 2010, the outstanding amount due to Altima, Great Circle and EBRD was approximately $19.832 million, $19.177 million and $19.167 million, respectively. In addition were EBRD to accelerate its put option, the accelerated put price would be $10 million plus an internal rate of return of 20% per annum, which is September 30, 2010 was approximately $3.644 million.  If Altima, Great Circle and EBRD were each to accelerate repayment of their respective loans and the put option, at September 30, 2010 we would need nearly $72,000 to satisfy these obligations. Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans or satisfy the put, we anticipate the above-discussed creditors could seek any legal remedies available to them to obtain repayment of their loans.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi and Caspian Real Estate Limited, and guaranteed by the Company, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our debt obligations to them and to reorganize our business operations.  In connection with these discussions, we are investigating many potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing Facility agreements and financing agreements, and the sale of Company assets and subsidiaries.  At this time, the Company has not reached a definitive agreement with Altima, Great Circle or EBRD on any potential restructuring.  There is no guarantee we will be successful in restructuring any of these obligations.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of debt.  As of September 30, 2010, we owed our three primary creditors nearly $60 million. We will not be able to generate sufficient cash to service our debt as it becomes due.

        Our substantial debt could have important consequences. In particular, it could:

• increase our vulnerability to general adverse economic and industry conditions;
• require us to dedicate an inordinate portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund      capital expenditures and other general corporate purposes;
• limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
• place us at a competitive disadvantage compared to our competitors that have less debt; and
• limit, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds.

Our debt agreements will contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our debt agreements contain restrictive covenants that limit our ability to, among other things:

• incur or guarantee additional debt;
• pay dividends;
• repay subordinated debt prior to its maturity;
• grant additional liens on our assets; and
• merge with another entity or dispose of our assets.

        In addition, our debt agreements require us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements we are in violation of certain loan covenants which allow for the lenders to exercise acceleration features and declare the loans and accrued interest immediately due and payable.  Should any of the parties determine to exercise acceleration feature and declare the loans and accrued interest immediately due and payable, we would not have sufficient funds to repay any of the loans.  And, at September 30,

2010, we had negative working capital of $50,339.  As a result of these factors, our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

We may be unable to complete dredging works at the marine base within the timeline required by the local authorities.

In March 2010 we agreed with local authorities to complete the outstanding dredging works by June 2011.  We are currently negotiating with potential contractors to complete this work.  We anticipate the cost to be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operational activities at the marine base until the dredging work is completed.  Our failure to provide the funding to timely complete the dredging works may also give rise to an event of default under the EBRD financing agreements.

Our business largely depends on levels of exploration and development activity in the oil and natural gas industry.

        Our business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of E&P companies to make capital expenditures for exploration, development and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

• demand for oil and natural gas;
• the cost of exploration for, and production and transportation of, oil and natural gas;
• the ability of E&P companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;
• the sale and expiration dates of leases in Kazakhstan and the Caspian Sea region;
• weather conditions;
• environmental or other government regulations both domestic and foreign;
• domestic and foreign tax policies; and
• the pace adopted by foreign governments for the exploration, development and production of their oil and gas reserves.

        Oil and natural gas prices had been at historically high levels until experiencing a sharp decline during the second half of 2008 and continuing into 2009 and 2010.  A worldwide decrease in hydrocarbon demand and a decline in commodity prices have caused many E&P companies to curtail planned capital spending. Historically, demand for our services has been sensitive to the level of exploration spending by oil and gas companies. A sustained period of low drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

Slower than anticipated growth of the market may negatively impact our business.

Our revenues are dependent upon demand for our services.  If oil and gas exploration and development activities expand at slower than anticipated rates, or if one of our primary clients curtails its activities for any reason, our results of operations and financial condition could be negatively impacted by the reduction in available work and/or a reduction in pricing if supply of services exceeds market demand. Based on the latest available information Kashagan’s second phase will likely be postponed until 2018 or 2019, which we anticipate will delay growth in the market and demand for our services, particularly our marine base services, which in turn may adversely affect the results of our operations.

Difficult economic market conditions may impact our operations.

Uncertainty about economic market conditions makes it challenging for us to forecast operating results and to make decisions about future investments.  Our success is both directly and indirectly dependent upon conditions in the financial and commercial markets that are outside our control and difficult to predict.  Uncertain economic conditions may lead our customers to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many financial lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which, in turn, will adversely affect the liquidity and financial condition of our customers. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on our business and operations, which in turn would reduce our revenues and profitability.

Prolonged material economic downturn in crude oil and natural gas prices can negatively impact the development plans of exploration and production companies. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Prior to mid-2008, oil and gas companies had increased their respective exploration and development activities in response to a very favorable pricing environment for oil and gas that existed at that time. Worldwide demand for oil and gas dropped precipitously and energy prices sharply declined during the last half of calendar 2008 as a result of a global economic recession. Over one year later, there are signs that economic improvement is underway; however, the pace of recovery and demand for energy and, in turn, offshore supply vessel services has been slow.

We are subject to all the risks of being dependent upon only a few customers.

Because our vessel fleet is chartered to a limited number of customers, the loss of any one of these customers could adversely impact our financial condition and results of operations.  Given the current demand for vessels in the Kazakh sector of the Caspian Sea, the loss of any of our major customers could have a detrimental impact upon our financial condition and results of operations. In addition, if we lose our major customers we will be forced to put out vessels out to the spot market, with all the attendant risks of that market, including uncertain demand, with little ability to offset our significant fixed costs.  When a significant percentage of our vessels are chartered under spot charter contracts it typically leads to decreased revenues because of lower utilization, this is more pronounced during winter season because spot charter contracts traditionally do not provide winter standby rates.  In such situations, our results of operations typically suffer as well because despite lower utilization, we continue to incur costs for personnel, maintenance, etc.

Oil and natural gas prices are highly volatile.

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

Changes in the level of capital spending by our customers could negatively impact our results of operations.

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

The offshore marine service and geophysics industries are highly competitive.

We operate in highly competitive industries, which could depress vessel charter rates and utilization and adversely affect our financial performance. We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; and safety and efficiency. In addition, competition may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership. In general, declines in the level of offshore drilling and development activity by the energy industry negatively affect the demand for our vessels and result in downward pressure on day rates. Extended periods of low vessel demand and/or low day rates would reduce our revenues.

Potential overcapacity in the marine services industry in the North Caspian Sea region.

Over the past decade, construction of offshore vessels of the types we operate have increased significantly. Excess offshore supply vessel capacity likewise exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas.

The offshore supply vessel market has approximately 450 new-build offshore support vessels (platform supply vessels and anchor handlers only) that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market over the next four years, according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,450 vessels. An increase in vessel capacity could result in increased competition in the North Caspian Sea which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues.

There are inherent operational hazards to the marine services industry.

The operation of any marine vessel involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; collisions and property losses to the vessel; war, sabotage and terrorism risks; and business interruption due to political action or inaction, including nationalization of asset by foreign governments.

These risks present a threat to the safety of personnel and to our vessels, cargo and other property, as well as the environment. Any such event may result in a reduction in revenues, increased costs, property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. Our vessels are generally insured for their estimated market value against damage or loss, but we do not fully insure for business interruption. Our insurance coverage is subject to deductibles and certain exclusions. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, that we will be able to obtain insurance for all operational risks and that our insurance policies will be adequate to cover future claims that may arise.

Failure to meet our legal compliance obligations could result in significant cost to the Company.

We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations.  These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels.  Moreover, the International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory.  All of our vessels now comply fully with these international standards.  The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business.  Additionally, environmental, health and safety laws change frequently.  Therefore, we may be unable to predict the future costs or other future impact of environmental, health and safety laws on our operations.  There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

Compliance with the Foreign Corrupt Practices Act.

As a U.S. corporation, the company is subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA. Any determination that we have violated the FCPA could have a material adverse effect on our business, results of operations, and cash flows.

Compliance with environmental regulations may adversely impact our operations.

A variety of regulatory developments, proposals and requirements have been introduced in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. If such legislation is enacted, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas and thus adversely affect future demand for our vessels, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, demand for oil and gas or increased regulation of environmental regulations may create greater incentives for use of alternative energy sources. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect on our financial condition, results of operations and cash flows.

Liquidity of common stock.

Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange.  Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the SEC under the Securities Act of 1933, as amended.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at, 29/6 Satpaev Ave, Rakhat Palace Hotel, 9th Floor, Almaty, 050040, Republic of Kazakhstan.  We also maintain executive offices at 257 East 200 South, Suite 490, Salt Lake City, Utah 84111 and an office in Aktau, Kazakhstan.  We lease these spaces.  The office in Almaty is leased for a term ending in March 2011.  The monthly rent is $11,800. The monthly rent for our office in Salt Lake City is $1,500.  This lease terminates in January 2011. Our office lease in Aktau expired in December 2010 and we have renewed this lease for 2011.  Our current rental rate is about $12,400 per month.

            As is the norm in locations such as Almaty, Aktau and Atyrau we rent apartments for the exclusive use of our employees posted there.  We have eleven apartments on a revolving annual lease that usually renews each year in January.  Total rent for the eleven apartments is about $15,300 per month. We also own two newly constructed apartments in Aktau with a total value of $576.  These apartments are not subject to any lien or mortgage.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our wholly owned subsidiary TatArka owns a service, storage and operational facility located in Almaty, Kazakhstan. The facility is used by both TatArka and KMG for storage and service of equipment and machinery.  We also lease a portion of the facility to third parties for storage. We remodeled some buildings and we are now undertaking minor improvements in order to optimize the use of the facility. The facility is not subject to any lien or mortgage.

Through Bauta, we own a 56% interest in a water desalinization plant.  The Bauta facility consists of production and administrative buildings, two 500 meter capacity desalinization units, filtration systems, bulk storage tanks, production lines, packaging equipment and warehouse space.  The Bauta facility is not subject to any mortgage or lien.

As discussed herein, through our subsidiary Balykshi, we own a five hectare parcel of real property.  This property forms the basis for our marine base facility and was expanded through land reclamation to approximately 13 hectares in size upon completion of phase one of the project.  The cost of the property has been included in the roughly $55,135 figure disclosed as our investment as of September 30, 2010 in the marine base facility.

            In connection with the Loan Agreement between Balykshi and EBRD, during the fourth quarter of 2008 CSI, and our subsidiaries Caspian Real Estate and Balykshi entered into a Mortgage Agreement, dated August 15, 2008, with EBRD mortgaging this parcel of real property to secure the $32,000 EBRD loan when it funds. In connection with the restructuring of the Loan Agreement as discussed in the “Recent Developments” section of Item 1. Business, the maximum mortgage amount was reduced to $18.6 million.

We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3. Legal Proceedings

During the second fiscal quarter 2010 we filed a judicial appeal in Kazakhstan, challenging the Company’s obligations for VAT and customs duties related to vessels’ customs declarations dating back to years 2005-2006 imposed on the Company as a result of the regular five year audit conducted by the Customs Committee of the Ministry of Finance of the Republic of Kazakhstan. The Customs Committee claimed VAT and related penalties amount to approximately $410.

Our appeal hearing was held in December, 2010.  We did not prevail on appeal. As a result in the forth quarter we paid approximately $410 including penalties of $206. In accordance with the terms of our agreement with the customer for whom we performed the services, we will seek to be reimbursed by the customer for the penalties incurred.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2010 and 2009.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2010

Fourth quarter	$ 0.34	$ 0.186
Third quarter	$ 0.39	$ 0.23
Second quarter	$ 0.66	$ 0.33
First quarter	$ 0.59	$ 0.33
Fiscal year ended September 30, 2009

Fourth quarter	$ 0.41	$ 0.20
Third quarter	$ 0.40	$ 0.13
Second quarter	$ 0.55	$ 0.17
First quarter	$ 1.07	$ 0.07

Holders

As of December 25, 2010 we had approximately 200 shareholders of record holding 52,213,757 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

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

Recent Sales of Unregistered Securities

On August 2, 2010 Mr. Kotov was appointed President and Chief Executive Officer of the Company. In connection with his appointment Mr. Kotov entered into a new employment agreement that provides he be issued, on an annual basis, restricted stock representing 0.85% of the Company’s total shares issued and outstanding for the duration of the term of his employment agreement. The shares issued to Mr. Kotov shall vest equally over a period of three years beginning on the first anniversary date of the grant. On August 2, 2010 the Company had 51,523,542 common shares issued and outstanding, accordingly, Mr. Kotov was issued 437,950 shares of common stock.

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

Mr. Kotov is a non-U.S. person.  The restricted stock grant was made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser purchased any of our equity securities during the year ended September 30, 2010.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

All dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2010 Summary

The 2010 fiscal year was a year of contraction.  We anticipate demand for our services to remain flat through fiscal 2011 and 2012.  Development of the Kashagan field was again delayed in 2010 and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to more rapid development in the future. While demand appears flat in the near term, we are receiving inquiries which could allow us in the longer term to participate in activities and business segments where we have not previously been present.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed commitment to the project as they make more concrete plans. Therefore, even though fiscal 2010 was a period of consolidation and we do not anticipate significant growth over our next two fiscal years, in the longer term (2013 and beyond), we remain optimistic about future prospects.

For the year ended September 30, 2010 we experienced a 52% decrease in total revenue as compared to the year ended September 30, 2009.  However, taking into account the effect of the CMOC project on geophysical services revenue, the effective decrease in total revenue was much closer to 38%.  During fiscal 2009 we completed a significant contract for CMOC.  Under the terms of that contract, all funds were paid to the Company and we remitted a portion of the payment to our subcontractor.  The decrease in total revenue reflects decline in both our vessels and geophysical divisions.

At September 30, 2010 we concluded that there were indicators of impairment as it relates to the Marine Base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the base. As a result of this valuation we concluded the Marine Base was impaired by $11,328. Additionally, interest expense of $3,644 was accrued to reflect our liabilities on the potential accelerated put option.

We concluded that certain accounts receivable from geophysical service and inventory from geophysical service and marine base service will likely not be recovered. As a result, the additional write-off and allowance for doubtful accounts in fiscal 2010 totaled $5,795.

As a result, our loss from operations during fiscal 2010 was $25,240, compared to an income of $10,252 in the previous year.  We realized a net loss of $29,480 or $0.57 per share during fiscal 2010 compared to net income of $5,105 or $0.10 per share during fiscal 2009.

Results of Operations

Comparison of the fiscal year ended September 30, 2010 and September 30, 2009

In fiscal 2010 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services (formerly entitled “Infrastructure Development”).

	For the Years Ended
	Ended September 30,
	2010	2009	% change

VESSEL OPERATIONS
Operating Revenue	$ 27,645	$ 50,934	-46%
Pretax Operating Income/(Loss)	(4,812)	12,492	-139%

GEOPHYSICAL SERVICES
Operating Revenue	$ 18,242	$ 45,988	-60%
Pretax Operating Loss	(4,299)	(1,324)	-225%

MARINE BASE SERVICES
Operating Revenue	$ 1,831	$ 1,971	-7%
Pretax Operating Loss	(22,529)	(329)	-6748%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(3,892)	(2,903)	-34%

Revenue

Total revenue for the fiscal year ended September 30, 2010 was $47,600 compared to $98,166 for 2009. This decrease was mainly caused by the higher than average operating margin of the CMOC project during fiscal 2009, which contributed $33,426 to total revenue in that period.

Vessel revenue of $27,645 in fiscal 2010 was 46% lower than in 2009 mainly due to the CMOC project which finished in fiscal 2009.

Geophysical service revenue of $18,242 in fiscal 2010 was 60% lower than in fiscal 2009. Geophysical revenues were down in onshore seismic, as the difficult credit situation continues to inhibit financing for seismic projects.

Revenue from marine base services in fiscal 2010 increased 25% to $1,713.  This increase was principally due to partial commencement of operational activities of the marine base during the second fiscal quarter 2010. Because the marine base was not operational during fiscal 2009, the marine base revenue during fiscal 2009 reflects only the result of operations of our water-bottling facility.

The corporate administration refers to some local administration and the administration of our affairs in the United States. Corporate administration generated a pretax operating loss of $3,892 during the fiscal year ended September 30, 2010 compared to a pretax operating loss of $2,903 during 2009. Most of this increase is attributable to increased interest costs caused by no longer capitalizing interest on outstanding loans.

Vessel Operations

During fiscal 2010, revenue from vessel operations of $27,645 decreased by 46%.  The early completion of the CMOC project in fiscal 2009 meant we were unable to secure long-term contracts for many of our vessels just before the Caspian Sea closed for winter leaving us with no winter standby revenue on the vessels that were used in the CMOC project during the first and second quarters of fiscal 2010. While this placed us in a difficult situation for tendering vessels during fiscal 2010, we believe in the long run it has left us well placed to tender for future business with the major international exploration companies as all the safety, environmental and quality assurance programs established in connection with the CMOC project remain in place in preparation for future work. We expect revenue from vessel operations to remain flat during our 2011 fiscal year because of the remaining uncertainty over the timing of the development of the Kashagan field.

During fiscal 2010 vessel operating costs of $18,864 were 33% lower than during fiscal 2009. We reduced our costs in line with our reduced revenues, as non-necessary crews were sent home during the lay-out period and then re-employed once the new season began. Further decrease in vessel operating expense was limited due to the fixed nature of certain operating costs (e.g. payroll for minimum required number of employees, insurance, maintenance costs).

Despite operating cost savings, we were unable to improve our net result from vessel operations as general and administrative expenses attributable to this segment increased. The increase was primarily due to our accruing $340 for tax penalties imposed by the local Customs Committee during fiscal 2010 coupled with a one-time savings of tax expenses of $430 during fiscal 2009 as a result of a tax reconciliation which decreased operating costs during that period.  In the fourth quarter 2010 we also accrued additional tax expense for the prior periods of approximately $700 including penalties due to late receipt of supporting documents. We believe that we will be able to recover 50% of the tax amount from the owner who provides us the vessels.

Additionally, during fiscal 2010 we incurred $280 of consulting costs related to our investigation into possible expansion into a new line of business.  As a result, of the foregoing factors, we realized a loss from vessel operations of $3,975 during fiscal 2010 compared to income of $10,567 during fiscal 2009.

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

Part of our fleet is already engaged on long-term contracts for fiscal 2011 and we are pursuing opportunities for further seismic contracts, similar to the CMOC project, though we will not have information on the operators’ definitive plans until our second fiscal quarter.  In the event that these contracts are delayed, we will continue to seek short-term service projects for our unchartered vessels.

Geophysical Services

Revenue from geophysical services fell from $45,988 during fiscal 2009 to $18,242 during fiscal 2010.  During fiscal 2010 and 2009 we collected funds on behalf of our subcontractor, Veritas-Caspian, and remitted these funds to them. This increased both our revenues and costs by $403 during fiscal 2010 and by $21,322 during fiscal 2009. Deducting the effects of this transaction, revenue from geophysical services decreased by $6,827 or 28% during fiscal 2010 compared to fiscal 2009.  We reduced cost of geophysical services revenues from $33,969 during fiscal 2009 to $10,004 during fiscal 2010.  After deducting the effects of the funds remitted to Veritas-Caspian, operating costs decreased by $3,046 or 24% during fiscal 2010 compared to fiscal 2009.

The local market, from which much of our onshore seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized in a legal action.  During fiscal 2010, we made provision for an additional $3,467 for trade accounts receivable, and trade accounts receivable from related parties, which have now become unacceptably delayed. Further, we have made an additional provision of $2,428 for materials held for sale reflecting the increasing risk of not finding a customer for those materials.  Net loss from geophysical operations during fiscal 2010 was $3,976 compared to a net loss of $2,290 during fiscal 2009.

We anticipate that fiscal 2011 will be flat for seismic work as the credit required by local Kazakh companies to finance these seismic projects remains elusive.  Our strategy for the upcoming year is to contain costs and to target more large international clients.

Marine Base Services

We are continuing with development of the marine base in Bautino Bay through our subsidiary Balykshi LLP. The initial phase of the marine base facilities was commissioned in November 2009. The official opening of the base occurred in July 2010, after successful commissioning of the second phase. However, dredging work needs to be completed to make the base fully operational. Currently, we continue to assess the services to be provided at the base.

Although we were able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is not likely to occur until the closer to the commencement of the second phase of development of the field.  As discussed above, the second phase of the Kashagan field has been repeatedly delayed from its initially scheduled commencement in 2008 to its now anticipated commencement in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be profitable.

Our revenues during fiscal 2010 were insufficient to cover our fixed costs, including depreciation. Due to current market conditions as of September 30, 2010 we concluded that there were indicators of impairment with respect to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the base. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the Company. As a result of this valuation we concluded the marine base was impaired by $11,328. Additionally, interest expense of $3,644 was accrued to reflect our liabilities on the potential accelerated put option.

This caused our marine base services loss to grow to $17,637 compared to a loss of $270 during fiscal 2009.  Because the marine base was not operational during fiscal 2009, the loss during that period reflects only the result of operations of our water-bottling facility.

Corporate Administration

During the fiscal year ended September 30, 2010, net loss from corporate administration was $3,892 compared to $2,903 during the fiscal year ended September 30, 2009. The increase in net loss during fiscal 2010 is mainly attributable to increased interest costs from our outstanding loans.  Prior to the completion of the marine base, interest expense resulting from these loans was partially capitalized as part of construction costs.  After substantial completion of the base, such interest from these loans was expensed.

Consolidated Results

General and Administrative Expenses

            General and administrative expenses increased by $6,195, or 37% during fiscal 2010 compared to fiscal 2009. This increase is caused by several factors including, additional allowances for account receivables and inventory held for sale, which exceeded prior year cost by $2,205, additional tax expense of about $1,110 and severance payments of $450 paid to certain executives in fiscal 2010. The remaining increase was due to commencement of operating activity by the marine base. In previous years all marine base expenses were capitalized into construction costs.

Depreciation

Depreciation expense increased by $398 or 5% to $8,667 during fiscal 2010 compared to fiscal 2009.  This increase resulted from the marine base being placed into service and depreciation starting in the second fiscal quarter 2010.

Interest Expense

Interest expense increased to $8,611 during fiscal 2010 compared to $2,505 during fiscal 2009.  This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of partial operations of the marine base.  Additionally, interest expense of $3,644 was accrued to reflect our liabilities on the potential accelerated put option.

Foreign Currency Transaction Loss

During fiscal 2010 we realized an exchange loss of $1,355 compared to an exchange loss of $539 during fiscal 2009.  This was caused mainly by a decline in the value of the Euro during most of fiscal 2010 and the fact that most of our vessel revenues were in Euros. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expense increased 344% to $10,292 during fiscal 2010.  In addition to the increases in interest expense and foreign currency exchange loss discussed above, net other expenses also increased as a result of lower interest income and other non-operating income.

Benefit from (provision for) income tax

During fiscal 2010 we realized a benefit from income taxes of $1,294 compared to provision for income tax of $3,445 during fiscal 2009.  This $4,739 increase in benefit from income taxes was the result of a more significant taxable loss recognized during fiscal 2010, as we recognized a deferred tax asset for that loss.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during fiscal 2010 we realized a net loss attributable to Caspian Services, Inc. of $29,480 or $0.57 per share on a basic and diluted basis.  By comparison, during fiscal 2009 we realized a net income attributable to Caspian Services, Inc. of $5,105 or $0.10 per share on a basic and $0.08 per share on diluted basis.

Liquidity and Capital Resources

At September 30, 2010, we had cash on hand of $5,707 compared to cash on hand of $29,222 at September 30, 2009. Part of the change in cash for fiscal 2010 was due to a net reduction of $5,000 in the amount borrowed from EBRD and capital expenditures of approximately $10,765 for marine base construction. At September 30, 2010 total current liabilities exceeded total current assets by $50,339.  That was mainly due to the loans with Altima, Great Circle and EBRD, as well as the EBRD put option, being classified as current liabilities. We believe vessel and geophysical revenue and cash on hand will be adequate to meet our operating needs for the upcoming quarter so long as none of our outstanding loans or the EBRD put option are accelerated and we can obtain necessary funding for or negotiate other arrangements to complete our remaining dredging obligations by June 2011, as discussed below.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base.  As of September 30, 2010 the outstanding loan balance and accrued interest of the EBRD loan was approximately $19,167.  The EBRD loan matures in May 2015.  The loan agreement with EBRD contains certain financial covenants, the violation of which could be deemed a default under the loan agreement.  Pursuant to the terms of the loan agreement, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.

In connection with the EBRD financing, EBRD also made a $10,000 equity investment to purchase a 22% equity interest in Balykshi.  To secure that funding we were required to grant EBRD a put option whereby EBRD can require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties.  If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.

The put option also contains an acceleration right in the event Balykshi (i) defaults on $1,000 or more of debt; (ii) fails to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) is found to have made false representations to EBRD; or (iv) is declared insolvent.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return.  As of September 30, 2010 we additionally accrued $3,644 to reflect our liabilities on the potential accelerated put option.

In 2008 we entered into Facility agreements with Altima and Great Circle.  Pursuant to those Facility agreements, each party loaned us $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify us of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  At September 30, 2010 the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $19,832 and $19,177, respectively.  Our Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable.

At the end of July 2010 the Company received written notice from Altima that it believed we had violated at least two of the financial covenants contained in the Facility agreement.  At that time, Great Circle and EBRD likewise verbally notified us that they believed we were in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  At the end of November 2010, Great Circle delivered written notice to us stating that we remain in breach of some covenants under their Facility agreement and that such constitutes an event of default. Altima and EBRD also verbally notified us of the same at the end of November 2010. To date, neither Altima nor Great Circle has taken action to increase or accelerate the debt obligations we owe them.  Similarly, EBRD has taken no action to increase or accelerate the debt obligations we owe them or to accelerate their put right at this time. Should any one of these parties determine to exercise their acceleration rights, we would not have sufficient funds to repay any of the loans individually or collectively or to fulfill our obligations under the put option and would be forced to seek other sources of funding to satisfy these obligations.

If Altima, Great Circle and EBRD were each to accelerate repayment of their respective loans and the put option, as of September 30, 2010 those obligations totaled nearly $72,000. Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans, we anticipate the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing Facility agreements and financing agreements, and the sale of certain Company assets and subsidiaries.  At this time, the Company has not reached definitive agreements with Altima, Great Circle or EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  Similarly, there is no guarantee that Altima, Great Circlr or EBRD will continue to forbear from accelerating their loan or the EBRD put option.

Under the terms of the operating permits for our marine base, we have agreed with local authorities to complete outstanding dredging work by June 2011.  We are negotiating with potential contractors to complete dredging and anticipate the cost will be approximately $2,500 to $5,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding to timely complete dredging works could become an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2010 and 2009:

	For the fiscal years ended September 30,
	2010	2009

Net cash provided by (used in) operating activities	$ (2,916)	$ 11,306
Net cash used in investing activities	(12,488)	(20,150)
Net cash provided by (used in) financing activities	(6,714)	33,214
Effect of exchange rate changes on cash	(1,397)	391

Net change in cash	$ (23,515)	$ 24,761

Net cash flow from operations for fiscal 2010 was negative, as substantial cash inflow from our customers of $7,126 was not offset by the decrease in accounts payable and accounts payable to related parties of $10,233.

Net cash used in investing activities in fiscal 2010 mostly represents capital expenditure in continuing construction of the marine base.

We had net cash outflow from financing activities in the fiscal 2010 due to partial repayment of the EBRD loan and subsequent additional draws on the loan, resulting in a net decrease in the loan amount of $5,000 at September 30, 2010.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from Altima Central Asia	19,832	19,832	-	-	-
Loans from Alfa Capital Partners	19,177	19,177	-	-	-
Loans from EBRD	19,167	19,167	-	-	-
Accelerated put option liability	13,644	13,644	-	-	-
Operating leases - vessels	5,434	5,434	-	-	-
Operating leases - other than vessels	1,487	1,487	-	-	-
Purchase commitments	206	206	-	-	-
Total	$ 78,947	$ 78,947	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and NMSC Kazmortransflot Joint Stock Company formed the MOBY joint venture, to operate a boat repair and drydocking services yard located at our marine base.  Balykshi owns a 20% interest in MOBY.  In August 2008 MOBY entered into a Loan Agreement with EBRD.  The Loan Agreement provided that EBRD would loan MOBY the amount of $12.3 million (the “MOBY Loan”).

In June 2009 in connection with the Loan Agreement, EBRD required certain parties, including the Company, as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”), which guarantees repayment of the MOBY Loan.  The MOBY Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  The Guarantee constitutes a direct financial obligation of the Company.

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

The Guarantee provides that each guarantor agrees to pay interest to EBRD on all unpaid sums demanded under the Guarantee at a rate of LIBOR plus 5.6%.  The Guarantee also provides that each guarantor shall, on demand and on a full indemnity basis, pay to EBRD, the amount of all costs and expenses, including legal and out-of-pocket expenses and any VAT on such costs and expenses which EBRD incurs in connection with:  a) the preparation, negotiation, execution and delivery of the Guarantee; b) any amendment, variation, supplement, waiver or consent under or in connection with the Guarantee; c) any discharge or release of the Guarantee; d) the preservation or exercise of any rights in connection with the Guarantee; and e) any stamping or registration of the Guarantee; provided that our obligation in this context is limited to the Caspian Pro-rata Percentage.

As of June 30 and September 30, 2010 MOBY was in violation of certain financial covenants under the MOBY Loan. EBRD has provided a written waiver of the violations as of June 30, 2010.  In addition EBRD has agreed to reduce the financial ratios of the EBRD Loan until March 31, 2011.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 1 to our Consolidated Financial Statements.

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

We suggest that the Summary of Significant Accounting Policies, as described in Note 1 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $13,644.

Revenue Recognition — Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis. In 2009 we completed a major contract with CMOC / Shell where revenue was derived from kilometers of seismic data acquired, rather than from a daily rate. Revenue under this contract was recognized when services were actually performed.

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $11,328.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page  F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of September 30, 2010, our internal controls over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 10, 2010, our directors and executive officers, their ages, and all offices and positions they hold.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Positions with the Company	Director Since	Officer Since
Alexey Kotov	33	Chief Executive Officer and President, Director	July 2009	August 2010
Indira Kaliyeva	37	Chief Financial Officer		June 2010
Arran Watson	38	General Manager of Marine Operations		August 2010
Yuriy Vasilenko	55	General Manager of Geophysical Services		August 2010
Mirgali Kunayev	53	Chairman of the Board of Directors	July 2002
Kerry Doyle	63	Director	August 2010
Valery Tolkachev	43	Director	January 2005
Jeffrey Brimhall	30	Director	August 2010

The above individuals serve as our executive officers and/or directors.  A brief description of their background and business experience follows:

Alexey Kotov, Chief Executive Officer and President, Director.  Mr. Kotov has been with the Company since January 2003. From January 2003 to September 2007, Mr. Kotov served as in-house legal counsel to Caspian Services Group Limited. As such, Mr. Kotov performed general corporate and operational legal assignments in the Republic of Kazakhstan. Mr. Kotov was also responsible for supervising the work of a staff of legal personnel assigned to various Company subsidiaries. Since October 2007 to August 2010 Mr. Kotov served as General Counsel for Kazakhstan, Corporate Secretary and Treasurer of Caspian Services Inc., while based in the Company’s U.S. office in Salt Lake City, Utah. Mr. Kotov graduated from Kazak State Law University in July 1998 and qualified as an Attorney the same year. Mr. Kotov is an admitted attorney in the Republic of Kazakhstan and is licensed as a Foreign Legal Consultant in the State of Utah. He earned a Masters of Business Administration from Loyola University of Chicago, Graduate School of Business in March 2001 and an LL.M, Master of Law degree from The George Washington University Law School in May 2002. Mr. Kotov also earned a Post Graduate Diploma in Maritime Law from London Metropolitan

University, Lloyds Marine Academy in February 2007.  Mr. Kotov is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.  The board took into consideration Mr. Kotov’s in-depth knowledge of the Company’s operations, his educational background and his legal experience and expertise in connection with his appointment to the board of directors.

Indira Kaliyeva, Chief Financial Officer. Ms. Kalieva has over a decade of accounting and financial reporting management experience working for major international audit and oil-gas service industries players in Kazakhstan. Ms. Kalieva has been employed with the Company since April 2006. From April 2006 to May 2009 she served as the Company's Financial Reporting Manager and Financial Controller. In that capacity she was responsible for supervision of the Company's financial reporting team and for consolidation of the financial and statutory accounting of all Company subsidiaries in the Republic of Kazakhstan. Before joining the Company, Ms. Kalieva was employed with PetroKazakhstan, a Canadian oil exploration and production company operating in the Republic of Kazakhstan. From April 2003 through November 2004 she served in the position of Senior Financial Reporting Analyst and from November 2004 through April 2006 she held the position of Deputy Financial Reporting Manager. During her employment with PetroKazakhstan, Ms. Kalieva was responsible for preparation of monthly GAAP/IAS/KAS financial statements; supervised and reviewed reports and account analysis; maintained financial reporting processes and ensured they met operational and management information requirements; developed and implemented financial reporting policies and procedures; ensured that external audit deadlines and information requirements were met and acted as principal contact for all external audit interaction; liaised with government auditors and other governmental organizations on specific financial matters and oversaw training and development of financial reporting staff. Ms. Kalieva worked for Deloitte & Touche in Almaty, Kazakhstan from July 1997 to April 2003 where she held several positions from Auditor's Assistant to Senior Auditor and worked with major clients in the energy, mining, and oil and gas sectors conducting audits in accordance with IAS, US GAAP and Kazakhstan statutory requirements.

Arran Watson, General Manager of Marine Operations. Mr. Watson joined the Company in 2008. Prior to his appointment he was engaged as the Managing Director of Geo-Systems International, a company involved in survey, monitoring and planning of large infrastructure and energy projects in South East Asia. From 2005 to 2007 Mr. Watson was engaged by H.J. Heinz Company to work alongside local partners throughout China on planning and implementation of large-scale agricultural production and traceability projects. Previous to this, he worked with numerous companies, governments and agencies in the capacity of environmental and logistics management in a number of South East Asian countries. These engagements were concentrated in the energy, planning, and mining sectors. Mr. Watson graduated in 1994 from University of Sheffield with a Dual Honours Degree in Environmental Science and Microbiology.

Yuriy Vasilenko, General Manager of Geophysical Services. Mr. Vasilenko has been with the Company since 2001. From 2001 to 2002 Mr. Vasilenko served as General Manager of Tat-Arka and from 2002 to 2004 he served as the General Manager of Kazmorgeophysica.  From 2005 until his appointment as General Manager of Geophysical Services in August 2010, Mr. Vasilenko served as a consultant to Kazmorgeophysica.  Mr. Vasilenko graduated from Kazakh Polytechnic University in 1976 and Tomsk Polytechnic University in 1980.

Dr. Mirgali Kunayev, Chairman of the Board of Directors.  Before forming Caspian Services Group Limited, Dr. Kunayev was the President of OJSC Kazakhstancaspishelf.  During that time he worked collaboratively on the projects for Kazakhstan’s national oil company –KazakhOil, with major international geophysical companies.  Prior to that Dr. Kunayev served as President of International Geophysics, Ltd., where he was primarily responsible to oversee geological-geophysical operations and exploratory drilling.  In 2000 Dr. Kunayev become Vice President for Caspian Services Group Limited and served as Chief Executive Officer, President and Chairman of the board of directors of the Company following its merger with Caspian Services Group Limited in 2002 until May 2005 when he resigned as Chief Executive Officer and President.  Dr. Kunayev has continued to serve as the Chairman of the Company’s board of directors and since May 2005 he has concentrated on the developing geophysical operations of the Company and leading its strategic initiatives.  A graduate of the Geophysics Department of Kazakhstan National Politech University Dr. Kunayev, earned his Doctoral (Ph.D) credentials in January of 2002 under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.  He has been an associate academician of the Russian Academy of Natural Science since April of 2006.  Dr. Kunayev is not currently, nor has he in the past five years been, a director or nominee in any other SEC registrant.  The board considered Dr. Kunayev’s detailed understanding of the Company’s operations and strategic goals, his educational and professional expertise in geophysical services, as well as his extensive experience and reputation in the industry in connection with his appointment and ongoing service on the board.

Kerry Doyle, Director.  Mr. Doyle served as the Chief Executive Officer and President of the Company from November 2008 to August 2010.  From 2004 to November 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian, the Company’s joint venture with CGG Veritas (formerly Veritas DGC Ltd.). As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for the day-to-day operations of Veritas-Caspian, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief

Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.  The board considered Mr. Doyle’s experience and understanding of the Company’s operations and strategic goals and his professional experience and his connections in the industry in determining that Mr. Doyle should be appointed to the board.

Valery Tolkachev, Director.  Since August, 2008 Mr. Tolkachev has been employed with Russky Slaviansky Bank in Moscow, Russia, where he serves as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in various positions with various employers including UniCreditAton, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.   Mr. Tolkachev currently is a director of BMB Munai, Inc., and during the past five years he has also been a director of Bekem Metals, Inc., both SEC registrants.  Other than the foregoing, Mr. Tolkachev is not currently, nor has he in the past five years been, a nominee or director of any SEC reporting issuer.  The board took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in connection with his appointment to the board of directors.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as a Senior Accountant for Resolute Energy Corp., an NYSE listed company based in Denver, CO. In that capacity Mr. Brimhall is responsible for preparing financial statements and performing variance analysis to present to management and the board of directors. He also assists in the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall has been with Resolute Energy since December 2009. From March 2010 to December 2010 Mr. Brimhall served as the CFO, Secretary, Treasurer and as a director of Geo Point Technologies, Inc. In December 2010 Mr. Brimhall resigned as CFO, Secretary and Treasurer and has continued on as a director for the company. Geo Point Technologies, Inc. is an SEC reporting issuer. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor. In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the SEC and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In connection with Mr. Brimhall’s appointment to the board of directors, the board took into consideration his experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience.

Leadership Structure

We have separate individuals serving as Chairman of the Board and as Chief Executive Officer and President. Alexey Kotov, our CEO and President, is responsible for setting the strategic direction of the Company and managing the leadership and performance of the Company.  Mirgali Kunayev, the Chairman of our Board of Directors, provides guidance to the CEO and President, sets the agenda for meetings of the Board and presides over meetings of the full Board. The Company believes this structure strengthens the role of the board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the management direction of the Company.

Oversight of Risk Management

Board-level risk oversight is primarily performed by our full Board, although the Audit Committee oversees our internal controls and regularly assesses financial and accounting processes and risks. Our risk oversight process includes an ongoing dialogue between management and the Board, intended to identify and analyze risks that face the Company. Through these discussions with management and their own business experience and knowledge, our directors are able to identify material risks for which a full analysis and risk mitigation plan are necessary.  With respect to risks related to internal controls, financial and accounting matters the Board monitors risk mitigation action plans developed by management, in order to ensure such plans are implemented and are effective in reducing the targeted risk.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

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

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or
(ii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

For the purposes of assisting and advising management in the daily operations of the Company, the board of directors also created an Executive Committee.  The following individuals have been appointed to serve on that committee: Dr. Mirgali Kunayev, Mr. Doyle, Mr. Kotov, Ms. Kalieva, Mr. Watson, Mr. Vasilenko, and Ms. Viktoriya Yegorova, the Company’s Internal Auditor. The board has not adopted a formal charter for the Executive Committee and no functions of the board of directors have been delegated to the Executive Committee.  This committee acts solely as an advisory body to management.

Our full board of directors also participates in the consideration of director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board will review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. The board considers diversity in identifying director nominees considering experts from different fields and areas of expertise including operations, legal and finance. To date we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During the fiscal year, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors.  The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

From time to time our board may establish other committees as it deems appropriate to facilitate our management.

Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and persons who are beneficial owners of more than 10% of our common stock are required to file reports on Forms 3, 4 and 5 of their holdings and transactions in our common stock with the Securities and Exchange Commission and furnish the Company with such reports.  Based solely upon the review of these filings, or upon written representations from these persons, we believe that during the fiscal year ended September 30, 2010, Mr. Kotov was several days late filing a Form 4 at the time he acquired shares in connection with his employment agreement with the Company in August 2010 and Mr. Andrey Yuryev was several days late filing a Form 3 at the time he was appointed as interim Chief Financial Officer.  Mr. Watson and Mr. Vasilenko failed to timely file Form 3s when they became executive officers.

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

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation programs are to:

•	attract, retain and motivate skilled and knowledgeable executive talent;
•	ensure that executive compensation is aligned with our corporate strategies and business objectives;
•
promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our CEO and board of directors evaluate our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives.  From time to time  we may provide a portion of our executive compensation in the form of equity awards that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

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

Named Executive Officers

The following table sets forth information for the past two fiscal years with respect to persons who were deemed to be named executive officers for purposes only of this Compensation Discussion and Analysis during our 2010 fiscal year.  The following persons are referred to herein as the “named executive officers.”

Name	Corporate Office

Alexey Kotov	Chief Executive Officer and President
Kerry Doyle	Former Chief Executive Officer and President (1)
John Baile	Former Chief Financial Officer(2)
John Scott	Former Chief Operating Officer(3)
Paul Roberts	Former General Manager of Real Estate and Marine Base Services and Former Director(4)
Arran Watson	General Manager of Marine Operations

(1)	On August 2, 2010 Mr. Doyle resigned as Chief Executive Officer and President of the Company.
(2)	On May 1, 2010 Mr. Baile resigned as Chief Financial Officer of the Company.
(3)	On August 2, 2010 Mr. Scott resigned as Chief Operating Officer of the Company.
(4)	On August 2, 2010 Mr. Roberts resigned as a Director of the Company. Mr. Roberts resigned as the General Manager of Real Estate and Marine Base Services effective October 1, 2010.

Employment Agreements

We maintain employment agreements with our named executive officers.  As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

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

Under the terms of our employment agreements, consistent with our executive compensation program objectives, base salaries of our executives, together with other components of compensation, may be evaluated by our board of directors for adjustment.   Base salary may be increased from time to time with the approval of the board of directors.  Base salary may not be decreased without the written consent of the named executive officer.  Mr. Watson’s annual base salary was increased by 17% to $162,000 during fiscal 2010.  Mr. Kotov’s annual base salary is $220,000. His salary is reviewable by the board of directors not earlier than 2012, and annually thereafter and may be adjusted upward or downward, but in no event will his monthly base salary be less than $13,500 per month.

 Other than Mr. Watson, none of our named executive officers received base salary increases during the 2010 fiscal year. Instead, the CEO and board of directors elected to rely upon other components of compensation, such as cash bonuses and discretionary equity awards to motivate and reward executives for significant contributions to the Company.  This determination, however, does not preclude the board of directors from re-evaluating executive salaries and considering salary increases during fiscal 2011.

Nonequity incentive compensation

From time to time we may make cash awards to our employees.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal year ended September 30, 2010 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”  Our board of directors, of its own discretion, determined to award $90,000 of cash bonus to John Scott in recognition of the growth in the Company’s production, revenue and net income during the 2009 fiscal year.  The board also awarded a $25,000 cash bonus to Alexey Kotov in recognition of extraordinary services rendered to the board of directors. The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee. The Company was under no obligation to award these cash bonuses.

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives.  In May 2008 our board of directors adopted the Equity Incentive Plan (“2008 Equity Incentive Plan”).  The 2008 Equity Incentive Plan was adopted with the goal of enhancing the interests of the Company and its shareholders.  It encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.  We believe that equity grants provide our executives and key employees with a direct link to our long-term performance, create an ownership culture and align the interests of our executives, key employees and our stockholders.

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

Grants of equity awards are approved by our board of directors and generally are granted based on the fair market value of our common stock.  In the past, vesting of equity awards has varied from periods ranging from one to three years.

             Mr. Kotov’s employment agreement provides for an annual restricted stock grant  equal to 0.85% of the Company’s total shares issued and outstanding annually for the duration of the term of his Agreement.  The grants will vest equally over a period of three years commencing from the effective date of the grant, however all stock shall become fully vested upon an event of change of control as defined in the Agreement.  Mr. Kotov received his first restricted stock grant under his employment agreement during the fourth fiscal quarter 2010.

In accordance with the severance provisions of their employment agreements, Mr. Baile and Mr. Scott will retain all equity securities previously awarded to them that had vested as of May 1, 2010 and August 2, 2010, respectively.  Mr. Scott will also be entitled to any shares that vest on or before August 2, 2011. Any unvested awards that vest to Mr. Scott after August 2, 2011 will be cancelled.

Benefits and other compensation

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

Typically, our executive employment agreements allow our named executive officers to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs.  Such benefit plans may include medical, health and dental care, life insurance, disability protection, retirement plans and educational assistance for dependents.  Our executive employment agreements also typically provide that the executive officer will be eligible, at the discretion of the board of directors, to receive performance bonuses.  Mr. Kotov’s employment agreement provides for twenty-four business days of vacation annually in accordance with the vacation policies of the Company and up to five days of personal leave.  His employment agreement also provides for severance benefits, except in the event employment is terminated for cause or by resignation, as defined in the agreement.  Under the employment agreement Mr. Kotov is entitled to receive base salary, benefits and stock vesting will continue for the greater of ten months following termination of the Agreement or the remaining term of the Agreement.  Mr. Watson’s employment agreement provides for rotational break day accrual and travel entitlement.  It also provides him a housing and transportation allowance not to exceed $3,000 per month.  His employment agreement provides for severance benefits equal to two months salary, except in the event his employment is terminated for cause or by resignation.

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

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2010 we were not required to make pension fund payments for any of our named executive officers because none of then held permanent residence in Kazakhstan.  We were required to pay approximately $750 per month into a pension fund for Dr. Kunayev. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for any of our named executive officers or Dr. Kunayev. We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Summary Compensation Table

The table below summarizes compensation paid to the six persons identifies as our named executive officers during fiscal 2010.

Name and		Salary(1)	Bonus	Stock	All Other	Total
				Awards (9)	Compensation(2)
Principal Position	Year	($)	($)	($)	($)	($)

Kerry Doyle	2010	240,000	-	-	403,092	643,092
Former CEO and President(3)	2009	252,000	100,000	-	261,328	613,328

Alexey Kotov	2010	157,666	25,000	164,366	83,866	430,898
CEO and President(4)	2009	106,800	11,300	21,446	39,233	178,779

John Baile	2010	105,000	-	15,000	279,816	399,816
Former CFO(5)	2009	157,500	-	20,952	223,941	402,393

John Scott	2010	200,000	90,000	48,001	381,692	719,693
Former COO(6)	2009	240,000	90,000	58,142	256,503	644,645

Paul Roberts	2010	216,000	-	-	108,195	324,195
Former General Manager of Real Estate and Marine Base Services(7)	2009	180,000	-	-	68,402	248,402

Arran Watson	2010	162,000	-	-	162,116	324,116
General Manager of Marine Operations(8)	2009	144,000	-	-	93,450	237,450

(1) Annual salary is net of all taxes and dues required under the applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2) For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation for Fiscal 2010” table below.
(3) On August 2, 2010 Mr. Doyle resigned as CEO and President of the Company.
(4) On August 2, 2010 Mr. Kotov was appointed as CEO and President of the Company.
(5) On May 1, 2010 Mr. Baile resigned as CFO of the Company.
(6) On August 2, 2010 Mr. Scott resigned as COO of the Company.
(7) On August 2, 2010 Mr. Roberts resigned as a Director of the Company. Subsequent to the year end, Mr. Roberts resigned as the General Manager of Real Estate and Marine Base Services.
(8) On August 2, 2010 Mr. Watson appointed as a General Manager of the Company’s Marine Operations business.
(9) For details regarding the assumptions made in the valuation of stock award, please see “Valuation of Stock Awards” below.

Valuation of Stock Awards

On June 27, 2008 our board of directors approved restricted stock grants in the aggregate amount of 320,758 shares to certain of our officers and employees pursuant to their employment agreements.  Restricted stock grants were made to five persons including Mr. Scott, and Mr. Baile in the amounts of 85,852 and 30,938, respectively.  The restricted stock grants vest as follows:  (i) 50% on the date of grant; (ii) 25% on the first year anniversary of the date of grant; and (iii) 25% on the second year anniversary of the date of grant.  The restricted stock grants were valued at $2.50 per share, the closing price of our common stock on the date of grant.

On March 31, 2010 our board of directors approved restricted stock grants in the aggregate amount of 380,000 shares to Mr. three Company employees, including 160,000 shares to John Scott and 100,000 shares to John Baile.  The restricted stock grants were valued at $0.35 per share, the closing price of our common stock on the grant date.  The grants vest over three years.

In accordance with the severance provisions of their employment agreements, Mr. Baile retained all equity securities previously awarded to him that had vested as of May 1, 2010. Of the March 31, 2010 restricted stock grant, 33,333 shares vested to Mr. Baile and 66,667 shares were cancelled.  Mr. Scott will retain all equity securities previously awarded to him that had vested as of August 2, 2010 or that will vest over the next twelve months, in accordance with the terms of the individual awards. Any unvested awards to Mr. Scott that vest after August 2, 2011 will be cancelled.  Of the March 31, 2010 restricted stock grant, 106,666 shares will vest to Mr. Scott and 53,334 shares will be cancelled.

 In August 2010, the Company appointed Mr. Kotov to the position of Chief Executive Office and President and entered into an employment agreement with Mr. Kotov.  As part of that employment contract, Mr. Kotov was granted 437,950 shares of common stock which represented 0.85% of the Company’s issued and outstanding common stock on that date.  These shares will vest equally over a period of three years commencing on the first anniversary of the grant date.  The restricted stock grants were valued at $0.37 per share, the closing price of our common stock on the date of grant.

Compensation expense for the vested stock grants discussed in the preceding paragraphs in the amount of $208 and $495 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for the years ended September 30, 2010 and 2009, respectively.

A summary of the non-vested stock at September 30, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	817,950	0.31
Stock vested	(318,317)	1.26
Stock forfeited	(125,480)	0.35
Non-vested at September 30, 2010	622,159	$0.33

The value of the non-vested stock under the plan at September 30, 2010 is $124.  As of September 30, 2010 unamortized deferred compensation was equal to $154 and will be amortized over the weighted average remaining term of 1.74 years.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers during fiscal 2010 as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

	Severance Benefits	Salary	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Educational	Vehicle Allowance
Name								Assistance

Kerry Doyle	$ 150,000	$ -	$ 45,392	$ 48,166	$ 9,960	$ -	$ 44,621	$ -	$ 40,153
Alexey Kotov	-	-	55,639	-	12,227	-	-	16,000	-
John Baile	150,000	-	22,115	22,933	2,512	-	42,000	-	19,256
John Scott	150,000	-	51,749	56,924	3,627	-	53,030	-	19,256
Paul Roberts	-	-	28,212	30,639	5,230	8,114	36,000	-	-
Arran Watson	-	-	29,367	32,304	13,046	-	45,300	31,800	10,300

Termination of Employment Agreements

  The employment agreements of Mr. Kotov, Mr. Watson, Mr. Baile, Mr. Scott and Mr. Doyle provide or provided that they may be terminated: i) involuntarily;  ii)  for cause;  iii) voluntarily; or iv) upon a change in control.

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

In accordance with the terms of their employment agreements, Mr Baile, Mr. Doyle and Mr. Scott became eligible to receive severance benefits payment in connection with the termination of their employment with the Company.  In May 2010 Mr. Baile received a cash settlement of $150,000.  In August 2010 Mr. Doyle received a cash settlement of $150,000.  In August 2010 Mr. Scott received a cash settlement of $150,000.

Potential Payments upon Termination or Change in Control

The employment agreements of certain named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2010.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Alexey Kotov	For Cause (1)	$0	$0
	Resignation except for good reason(2)	$0	$0
	Disability	$110,000	$0
	Other termination	$623,222(3)	$58,393(4)
	Change in control(5)	$843,222	$87,590(6)

Arran Watson	For Cause (1)	$0	$0
	Resignation, except for voluntary termination(6)	$0	$0
	Voluntary or involuntary termination(7)	$24,000	$0
	Change in control(8)	$24,000	$0

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
(2)	If Mr. Kotov resigns, except for good reason as detailed in his employment agreement, he will not be eligible for termination compensation and benefits.
(3)
If Mr. Kotov’s employment is terminated for any reason other than for cause of by resignation, for the greater of (i) a ten consecutive month period or (ii) the period until the end of the Term (August 2013), the Company must pay Mr. Kotov base salary and benefits.

(4)
If Mr. Kotov’s employment is terminated for any reason other than for cause or by resignation, for the greater of (i) a ten consecutive month period or (ii) the period until the end of the Term (August 2013), stock grants awarded to Mr. Kotov shall continue to vest. Pursuant to the terms of his employment agreement, Mr. Kotov was awarded a restricted stock grant each year equal to 0.85 percent of the total outstanding shares of the Company.  Mr. Kotov was awarded 437,950 shares that vest over a period of three years.  The value of these shares was determined based on the number of shares that would vest to Mr. Kotov during the current Term of his employment agreement multiplied by the market price of the Company’s stock on September 30, 2010, which was $0.20.

(5)
If Mr. Kotov’s employment is terminated by reason of a change in control of the Company, Mr. Kotov would be entitled to a lump sum payment on the date of termination equal to the total of his one time annual salary and the total base salary due Mr. Kotov for the remainder of the Term of his employment agreement.

(6)
If Mr. Kotov’s employment is terminated by reason of a change in control of the Company all of his 437,950 restricted stock grant would immediately vest.  The value of the shares was determined based on the market price of the Company’s stock on September 30, 2010, which was $0.20.

(7)	If Mr. Watson resigns, except for reasons detailed under voluntary termination in his employment agreement, he will not be eligible for termination compensation and benefits.
(8)
If Mr. Watson’s employment is terminated voluntarily or involuntarily, he will continue to receive his current salary for a two month period following the date of termination. in the same manner as it was being paid as of the date of termination.

(9)
If Mr. Watson’s is terminated as the result of a change in control of the Company he will continue to receive his current salary for a two month period following the date of termination. in the same manner as it was being paid as of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2010.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Paul Roberts	110,000	-	-	3.00	08/01/2015
Alexey Kotov	100,000	-	-	3.00	08/01/2015

The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2010.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John Scott	-	-	53,333(1)	10,667(3)
Alexey Kotov	-	-	437,950(2)	87,590(3)

(1)	This stock grant will vest on March 31, 2011. The stock granted is subject to a six-month holding period during which the shares may not be sold.
(2)
This stock grant will vest equally over a period of three years commencing on the one-year anniversary of Mr. Kotov’s employment agreement, which is dated August 2, 2010.  The stock granted is subject to a six-month holding period during which the shares may not be sold.

(3)	The market value of the unearned shares was calculated based on the closing price of the Company’s common stock on September 30, 2010, which was $0.20 per share.

Pension Benefits

We do not currently offer pension benefits to any of our employees including the named executive officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provide for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore, Dr. Kunayev, Mr. Doyle and Mr. Kotov did not receive any compensation for their service on our board of directors.

Director Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $25,000 stipend per year, plus travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors during our 2010 fiscal year.

	Fees Earned or Paid in Cash ($)
					Nonqualified
				Non-Equity	Deferred
		Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Name		($)	($)	($)	($)	($)	($)

Mirgali Kunayev	-	-	-	-	-	323,164	323,164
Alexey Kotov	-	164,366	-	-	-	266,532	430,898
Kerry Doyle	-	-	-	-	-	643,092	643,092
Valery Tolkachev	-	-	-	-	-	-	-
Jeffrey Brimhall	-	-	-	-	-	-	-

(1)	For details regarding compensation paid to Dr. Kunayev see “Compensation Paid to Dr. Kunayev” below.
(2)	For details regarding compensation paid to Mr. Doyle and Mr. Kotov see “Summary Compensation Table” and “All Other Compensation” above.

Compensation Paid to Dr. Kunayev

	Severance Benefits	Salary	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Educational	Vehicle Allowance
Name								Assistance
Mirgali Kunayev	-	249,600	29,278	31,640	3,736	8,909	-	-	-

We have an employment agreement with Dr. Kunayev.  The Agreement provides for Dr. Kunayev’s employment as the Chairman of the Company’s board of directors until the next election of directors.  The Agreement provides that it will thereafter renew automatically following each election of directors by the Company’s stockholders at which Dr. Kunayev is re-elected to the board and appointed Chairman.

Pursuant to the Agreement, Dr. Kunayev receives an annual base salary of $250,000 net of Kazakhstani income and social taxes.  Dr. Kunayev is entitled to participate in all health and life insurance benefit plans that are generally available to all Company executives.  Annually, he is entitled to five weeks vacation and such personal time as may be agreed upon.  The Agreement provides that the Company will lease an executive class vehicle for Dr. Kunayev and will provide him with, or reimburse him for the expense of employing:  a) a personal assistant; b) an executive secretary; c) a dedicated vehicle driver; d) maintaining a security protocol in Kazakhstan; and e) to cover such other administrative and logistical expenses as may be required to discharge his duties in an amount not to exceed $120,000 annually.  We also reimburse Dr. Kunayev for all reasonable expenses incurred by him in the course of performing his duties as Chairman.  Dr. Kunayev is eligible to receive annual bonuses in such amounts and at such times as may be approved by the board of directors.  Any such award shall not exceed 25% of his annual base salary.

We may terminate his employment agreement at any time for “cause”, as defined in the agreement, with all rights and benefits under the employment agreement ending as of the effective date of such termination.  Except as otherwise provided in the employment agreement, Dr. Kunayev’s rights and benefits under the agreement shall terminate upon his voluntary termination of employment, retirement, decision not to stand for re-election, his failure to be re-elected or to be appointed Chairman following an election of directors, his death or disability.

If, as the result of a change in control of the Company, as defined in the employment agreement, there shall be: a) an involuntary termination of Dr. Kunayev’s employment; b) a reduction in his title, responsibilities or authority; c) the assignment of duties inconsistent with his office; d) a reduction in his annual base salary; e) a termination in his participation in an incentive compensation plan; f) a failure to provide him with benefits at least as favorable as those he enjoyed prior to the change in control; or g) a material breach of the employment agreement by the Company, then within 90 days of such event, Dr. Kunayev may, at his option, resign his position with the Company.  In the event of such resignation, Dr. Kunayev shall be entitled to receive a lump-sum cash payment in an amount equal to two times his annual base salary then in effect and the Company will be required to provide him and his eligible dependents with health insurance benefits for a period of three years following such resignation.

Absent a change in control, in the event Dr. Kunayev’s employment is terminated by the Company other than for cause, disability or “good reason”, as defined in the Agreement, Dr. Kunayev shall be entitled to a lump sum cash payment equal to one times his annual base salary then in effect and medical benefits for a period of two years from the date of termination.

Dr. Kunayev’s employment agreement contains certain provisions relating to U.S. tax law matters such as U.S. excise tax under Section 4999 of the Internal Revenue Code of 1986 (“IRC”) and the “separation from service” Section 409A of the IRC.

Dr. Kunayev’s employment agreement also provides for the recovery of bonuses and incentive compensation in the event such were bonuses or incentive compensation is based on materially inaccurate financial statements or other performance metrics, provided such determination is made within 12 months of such award.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 25, 2010, a total of 52,213,757 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, we own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Altima Central Asia Master Fund Ltd. (2)	8,622,314(3)	14.2
	Queensgate House
	South Church Street
	Georgetown
	Grand Cayman GT1234

Common	Firebird Management LLC(4)	6,958,331	13.3
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Great Circle Energy Services, L.L.C. (5)	8,337,695(6)	13.8
	32/1 Sadovaya-Kudrinskaya Street
	Moscow, Russian Federation, 123001

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.4
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

TOTAL		27,251,673	39.4

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights, options and/or warrants.
 (2) Altima Central Asia Master Fund Limited (the “Master Fund”) is the direct holder of debt of the Company that is convertible to common stock as discussed in more detail in footnote 3 to this table.  The Master Fund may be deemed to be beneficially owned by Altima Central Asia Fund Limited (the “Feeder Fund”), a controlling shareholder of the Master Fund; Altima Partners LLP (the “Adviser”), the investment adviser to the Master Fund and the Feeder Fund; Mark Donegan, Malcolm Goddard, Edmund Limerick and Alexander Schwarzkopf as partners of the Adviser;  Edmund Limerick and Alexander Schwarzkopf, the portfolio managers for the Master Fund.  Scott Baker, Gavin Farrell and David Sargison are directors of the Master Fund and the Feeder Fund.
(3) These shares are not currently issued or outstanding.  These shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share.  The number of shares issuable upon conversion will increase over time as interest on the loan accrues.
(4)  Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 1,814,165 shares of common stock; (ii) FGS Advisers , LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 2,938,333 shares of common stock; (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 333,333 shares of common stock; and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,775,000 shares of common stock, and Firebird New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock. As investment advisors to the above listed funds (the “Funds”), each of Avrora Advisors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares investment power and voting power with respect to the common stock reported by them. James Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity.  Mr. Passin individually holds options to purchase an aggregate of 25,000 share of common stock at an exercise prices of $3.00 per share that were granted to him in connection with his service as a former director of the Company.  Mr. Passin possesses sole investment and voting power with respect to such securities.

(5)  Great Circle Energy Services LLC. (“GCES”) is the direct holder of debt of the Company that is convertible to common stock of the Company as discussed in more detail in footnote 6 to this table. GCES may be deemed to be beneficially owned by GCF Holdings LLC (as the sole member of GCES), The Great Circle Fund LP (as the sole member of GCF Holdings LLC), Great Circle Capital LLC (as the general partner of The Great Circle Fund LP and the manager of GCES), and Paul Rapello and Hew Crooks (in their positions as partners of Great Circle Capital LLC).
 (6)  These shares are not currently issued or outstanding.  These shares underlie debt that is convertible to common stock at a fixed price of $2.30 per share.  The number of shares issuable upon conversion will increase over time as interest accrues.

Security Ownership of Management

The following table sets forth as of December 25, 2010 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

Type of Security	Name	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	John Baile(2) (3)	56,537	*
Common	Jeffrey Brimhall(4)	0	*
Common	Kerry Doyle(2) (5)	0	*
Common	Alexey Kotov(2) (4)(6)	569,617	*
Common	Mirgali Kunayev(4) (7)	13,275,177	25.3
Common	Petroleum Group Services Limited(7)	10,500,897	20.1
Common	Paul Roberts(2)(8)	2,551,624	4.8
Common	John Scott(2)(9)	192,518	*
Common	Valery Tolkachev(3) (7)	25,000	*
Common	Arran Watson(2)	0	*

Directors, Nominees and Named Executive Officers
as a Group: (9 persons)		13,884,794	26.5

*  Less than 1%.
(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding options and/or warrants.
(2) Mr. Baile, Mr. Doyle, Mr. Kotov, Mr. Roberts, Mr. Scott and Mr. Watson were named executive officers of the Company as of its most recently completed fiscal year end.
(3) Mr. Baile resigned as the Company’s Chief Financial Officer on May 1, 2010.
(4) Mr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(5) Mr.Doyle resigned as the Company Chief Executive Officer and President on August 2, 2010.
(6) Mr. Kotov holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015.  Of the remaining 469,617 shares, 31,667 have vested to Mr. Kotov.  The remaining 437,950 shall vest to Mr. Kotov equally over a period of three years commencing on the first anniversary date of the grant, which was August 2, 2010.
(7) Mr. Kunayev owns no shares in his own name.  Mr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015  The shares attributed to Mr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 10,500,897 shares held of record by Petroleum Group Services Limited (“PGSL”), 2,608,420 shares held of record by Mars International Worldwide, Inc. (“Mars”) and 54,860 shares held in street name..  Mr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL.  Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars.
(8) Mr Roberts holds 2,441,624 shares and an immediately exercisable option to purchase up to 110,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015.
(9) Of Mr. Scott’s shares, 139,185 have vested, the remaining 53,333 will vest on March 31, 2011.
(10) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 25, 2010, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	n/a	3,205,970
Total	800,000	$3.00	3,205,970

Our board of directors adopted and our shareholders approved the EMPS Corporation initial 2002 Stock Option Plan (the “2002 Plan”) allowing us to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

On August 1, 2005, options to purchase up to an aggregate of 800,000 shares of our common stock were granted to certain of our employees, executive officers and directors pursuant to the 2002 Plan, including:

Name	# of Shares underlying Options

Mirgali Kunayev	110,000
Valery Tolkachev	25,000
Alexey Kotov	100,000

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

On March 31, 2010 our board of directors approved restricted stock grants in the aggregate amount of 380,000 shares to three Company employees, including 160,000 shares to Mr. Scott and 100,000 shares to Mr.Baile subject to certain vesting conditions.

            Following his appointment to the position of Chief Executive Officer and President in August 2010 Mr. Kotov was issued restricted stock of 437,950 representing 0.85% of the Company’s total shares issued and outstanding, vesting over a period of three years commencing from the effective date of the Agreement, however all stock shall become fully vested upon an event of change of control as defined in the Agreement.

In accordance with the severance provisions of their respective employment agreements, Mr. Baile retained any portion of any restricted stock grant that had vested to him as of May 1, 2010.  As a result, 74,401 shares of non-vested restricted stock grants awarded to Mr. Baile were cancelled.  Mr. Scott will retain any portion of any restricted stock grant awarded to him that had vested as of August 2, 2010 or that will vest by August 2, 2011, in accordance with the terms of the individual awards. As a result 53,333 shares of non-vested restricted stock grant awarded to Mr. Scott will be cancelled.

Changes in Control

We are unaware or any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal 2010 and 2009 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of our average total assets at September 30, 2010 and 2009 in which any related person had or will have a direct or indirect material interest.

In accordance with our written policies and procedures our management and board of directors are charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions.  In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company that exceeds the lesser of $120,000 or 1% of our average total assets at our fiscal year end.  Our policy requires our management or our board of directors to review and approve related party transactions.  In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

Director Independence

The board of directors has determined that Valery Tolkachev and Jeffrey Brimhall are “independent directors” as that term is defined in the listing standards of the NYSE-Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE-Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2010 and 2009, and is expected to serve in that capacity for the 2011 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2010 and September 30, 2009, are summarized as follows:

	Fiscal 2010	Fiscal 2009

Audit	$317	$425
Audit related	-	-
Tax	4	11
All other	-	-
Total	$321	$436

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements..

Tax Fees.  Tax fees related to services for tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2010 and 2009.

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

Item 15. Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated January 13, 2011

Consolidated Balance Sheets as of September 30, 2010 and 2009

Consolidated Statements of Operations for the years ended September 30, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Reorganization, dated February 28, 2002, between EMPS Corporation and Caspian Services Group Limited.(4)
2.2	Agreement and Plan of Reorganization, dated May 26, 2004, between EMPS Corporation and TatArka LLP and Techgrand Company Limited.(5)
2.3	Stock Purchase Agreement, dated May 26, 2004, between EMPS Corporation, Kazmorgeophysica CJSC and Transglobal Capital Holding Ltd.(5)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation dated October 17, 1994(7)
3.4	Bylaws of Caspian Services, Inc. (As Amended through June 19, 2008)(14)
4.1	EMPS Corporation 1998 Stock Option Plan(1)
4.2	Warrant Agency Agreement, dated July 30, 2007, between Caspian Services, Inc. and Interwest Transfer Company, Inc.(12)
4.3	Form of Warrant(12)
4.4	Registration Rights Agreement, dated May 21, 2007, between Caspian Services, Inc. and Aton Securities, Inc.(12)
4.5	Convertible Note, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)
4.6	Registration Rights Agreement, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)

4.7	Caspian Services, Inc. 2008 Equity Incentive Plan(23)
10.1	Form of Subscription Agreement(1)
10.2	Assignment of Patents, dated May 10, 1999, between Particle Separation Technologies L.C and EMPS Corporation(1)
10.3	Assignment of Patents, dated February 5, 2001, between Particle Separation Technologies L.C and EMPS Corporation(2)
10.4	Assignment of Patents, dated February 14, 2001, between EMPS Corporation and EMPS Research Corporation(2)
10.5	Subcontract Agreement No. 9908089, dated August 14, 2001, by and between EMPS Research Corporation and the University of Utah(3)
10.6	Asset Purchase Agreement, dated August 25, 2005, between Caspian Services, Inc., Tasybaev Radzh and Tasybaeva Saule(8)
10.7	Employment Agreement dated December 20, 2005, between Caspian Services, Inc. and John Scott(9)
10.8	Agreement for the Sale of Shares, dated January 16, 2007 between Caspian Services, Inc. and Chagala Group Limited(9)
10.9	Loan Agreement, dated December 21, 2006, between Balykshi LLP and European Bank for Reconstruction and Development(9)
10.10	Employment Agreement dated December 5, 2006, between Caspian Services, Inc. and John Baile(10)
10.11	First Amendment to Loan Agreement, dated June 20, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.12	Investment Agreement, dated June 28, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.13	Employment Agreement dated March 18, 2008, between Caspian Services, Inc. and John Scott(13)
10.14	Facility Agreement, dated June 20, 2008, between Caspian Services, Inc. and Altima Central Asia (Master) Fund Ltd.(14)
10.15	Addendum #1 to the Employment Agreement between Caspian Services, Inc. and John Scott, dated April 28, 2008(15)
10.16	Addendum #1 to the Employment Agreement between Caspian Services, Inc. and John Baile, dated April 28, 2008(15)
10.17	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(15)
10.18	Facility Agreement, dated September 3, 2008, between Caspian Services, Inc. and Great Circle Energy Services LLC(16)
10.19	Employment Agreement dated November 15, 2008, between Caspian Services, Inc. and Kerry Doyle(17)
10.20	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(18)
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

10.23	Form of Addendum #2 to Employment Agreements of Kerry Doyle, John Baile and John Scott(20)
10.24	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(21)
10.25	Second Amendment to Loan Agreement, dated October 22, 2009, between Balykshi LLP and European Bank for Reconstruction and Development(22)
10.26	Amendment Deed to Deed of Financial Performance Guarantee, dated October 22, 2009, between Balykshi LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(22)
10.27	Separation Agreement and Release, dated May 1, 2010, between Caspian Services, Inc. and John Baile(24)
10.28	Employment Agreement, dated May 31, 2010, between Caspian Services, Inc. and Indira Kalieva(25)
10.29	Severance and Release Agreement, dated August 3, 2010, between Caspian Services, Inc. and John Scott(26)
10.30	Severance and Release Agreement, dated August 3, 2010, between Caspian Services, Inc. and Kerry Doyle(26)
10.28	Employment Agreement, dated August 2, 2010, between Caspian Services, Inc. and Alexey Kotov(26)
10.32	Conditional Forbearance Agreement, dated August 23, 2010, between Caspian Services, Inc. and Altima Central Asia Master Fund Ltd.(27)
10.33	Conditional Forbearance Agreement, dated August 23, 2010, between Caspian Services, Inc. and Great Circle Energy Services, L.L.C.(27)
10.34	Shareholders Agreement, dated August 6, 2008, among Caspian Real Estate Limited, Caspian Services, Inc., Balykshy L.L.P. and European Bank for Reconstruction and Development*
10.35	Deed of Financial and Performance Guarantee, dated August 6, 2008, among Balykshy L.L.P. and Caspian Services, Inc. and European Bank for Reconstruction and Development*
10.36	Share Retention Deed, dated October 3, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development*
10.37	Subordination Deed, dated August 6, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development*
10.38	Deed of Assignment of Contracts, dated August 5, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development*

10.39	Deed of Assignment of Insurances, dated September 12, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development*
10.40
Agreement on Mortgage of Immovable Property, dated August 15, 2008, between Balykhsy L.L.P. and Caspian Real Estate Limited and  Caspian Services, Inc. and European Bank for Reconstruction and Development*

10.41
Amendment Agreement No. 1 to Agreement on Mortgage of Immovable Property, dated October 22, 2009, between Balykshy L.L.P. and Caspian Real Estate Limited and Caspian Services, Inc. and European Bank for Reconstruction and Development*

10.42	Participation Interest Pledge Agreement, dated August 15, 2008, between Caspian Real Estate Limited and European Bank for Reconstruction and Development*
10.43	Amendment Agreement No. 1 to Participation Interest Pledge Agreement, dated March 31, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development*
10.44	Amendment Agreement No. 2 to Participation Interest Pledge Agreement, dated October 22, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development*
10.45	Agreement on Pledge of Movable Property, dated August 15, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development*
10.46	Amendment Agreement No. 1 to Agreement on Pledge of Movable Property, dated October 22, 2009, between Balykshy L.L.P. and European Bank for Reconstruction and Development*
10.47	Agreement on Pledge of Monies at the Bank Accounts, dated August 15, 2008, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development*
10.48
Agreement on Pledge of Monies at the Bank Accounts, dated December 12, 2008, between Caspian Real Estate Limited and and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development*

10.49
Amendment Agreement No. 1 to Agreement on Pledge of Monies at the Bank Accounts, dated October 22, 2009, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development*

10.50	Employment Agreement, dated August 29, 2008, between Arran Watson and Caspian Services, Inc.
14.1	Code of Ethics(6)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*   Filed herewith.
(1)  Incorporated by reference to the Registration Statement of the Registrant on Form SB-1filed with the Commission on September 9, 1999.
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
(19)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2009.
(20)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2009.
(21)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2009.
(22)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2009.

(23)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2009.
(24)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2010.
(25)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2010.
(26)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
(27)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 13, 2011	/s/ Alexey Kotov
Name: Alexey Kotov
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2011	/s/ Alexey Kotov
Alexey Kotov, Chief Executive Officer and
Director
(Principal Executive Officer)

Date: January 13, 2011	/s/ Indira Kalieva
Indira Kalieva, Chief Financial Officer
(Principal Accounting and Financial Offficer)

Date: January 13, 2011	/s/ Mirgali Kunayev
Mirgali Kunayev, Director

Date: January 13, 2011	/s/ Kerry Doyle
Kerry Doyle, Director

Date: January 13, 2011	/s/ Valery Tolkachev
Valery Tolkachev, Director

Date: January 13, 2011	/s/ Jeffrey Brimhall
Jeffrey Brimhall, Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2010 and 2009	F-3

Consolidated Statements of Shareholders’ Equity for the Years Ended
September 30, 2009 and 2010	F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2010, and 2009, and the related statements of operations, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 7, the Company is in violation of certain loan covenants which allows for the lenders to exercise acceleration features and declare the loans and accrued interest immediately due and payable.  Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans.  At September 30, 2010, the Company had negative working capital of $50,339.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    /s/ Hansen, Barnett & Maxwell P.C.

                                                                                                              HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 13, 2011

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	As of September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 5,707	$ 29,222
Trade accounts receivable, net of allowance of $3,420 and $589, respectively	17,036	26,294
Trade accounts receivable from related parties, net of allowance of $3,562 and $3,029, respectively	137	921
Other receivables, net of allowance of $339 and $236, respectively	536	638
Notes receivable from related parties	-	99
Inventories	1,711	1,255
Inventories held for sale, net of allowance of $1,919 and $375, respectively	576	1,596
Prepaid taxes	2,472	2,422
Advances paid	528	438
Deferred tax assets	1,892	975
Prepaid expenses and other current assets	1,893	1,567
Total Current Assets	32,488	65,427
Vessels, equipment and property, net	73,118	76,317
Drydocking costs, net	348	1,316
Goodwill	4,486	4,383
Intangible assets, net	164	129
Long-term prepaid taxes	5,402	3,400
Investments	-	443
Long-term other receivables, net of current portion	1,255	1,124
Total Assets	$ 117,261	$ 152,539

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$ 4,126	$ 6,432
Accounts payable to related parties	533	5,676
Accrued expenses	1,612	1,530
Accrued taxes	3,344	2,735
Deferred revenue	1,392	45
Accelerated put option liability	13,644	-
Notes payable - current portion	58,176	7,308
Total Current Liabilities	82,827	23,726
Notes payable - net of current portion	-	53,110
Long-term derivative put option liability	-	10,000
Long-term deferred revenue from related parties	3,278	-
Long-term deferred income tax liability	57	2,721
Total Long-Term Liabilities	3,335	65,831
Total Liabilities	86,162	89,557
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares and 51,527,542 shares issued and outstanding, respectively	53	52
Additional paid-in capital	64,617	64,415
Retained earnings/(accumulated deficit)	(14,659)	14,821
Accumulated other comprehensive loss	(14,095)	(16,048)
Equity attributable to Caspian Services, Inc. Shareholders	35,916	63,240
Deficit attributable to noncontrolling interests	(4,817)	(258)
Total Equity	31,099	62,982
Total Liabilities and Equity	$ 117,261	$ 152,539

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2010	2009

Revenues
Vessel revenues (which includes $665 and $3,257, respectively, from Related Parties)	$ 27,645	$ 50,812
Geophysical service revenues (which includes $25 and $678, respectively, from Related Parties)	18,242	45,988
Marine base service revenues and product sales (which includes $154 and $0, respectively, from Related Parties)	1,713	1,366
Total Revenues	47,600	98,166

Operating Expenses
Vessel operating costs	18,864	28,187
Cost of geophysical service revenues (which includes $6,332 and $23,263, respectively, to Related Parties)	10,004	33,969
Cost of marine base service and product sales	1,057	764
Depreciation and amortization	8,667	8,269
Impairment loss	11,328	-
General and administrative expense	22,920	16,725
Total Costs and Operating Expenses	72,840	87,914
Income(Loss) from Operations	(25,240)	10,252

Other Income (Expense)
Interest expense	(8,611)	(2,505)
Foreign currency transaction loss	(1,355)	(539)
Interest income	20	208
Loss from equity method investees	(452)	(231)
Other non-operating income, net (which includes $4 and $1,402, respectively from Related Parties)	106	751
Net Other Expense	(10,292)	(2,316)

Income (Loss) Before Income Tax	(35,532)	7,936
Benefit from (provision for) income tax	1,294	(3,445)
Net income (loss)	(34,238)	4,491
Net loss attributable to noncontrolling interests	4,758	614
Net income (loss) attributable to Caspian Services, Inc	$ (29,480)	$ 5,105
Basic Income (Loss) per Share	$ (0.57)	$ 0.10
Diluted Income (Loss) per Share	$ (0.57)	$ 0.08

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the years ended September 30, 2009 and 2010
(Dollars in thousands)
	CSI Shareholders
				Retained	Accumulated	Deficit
			Additional	Earnings /	Other	Attributable to
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Loss	Equity

September 30, 2008 as previously reported	51,135,042	$ 51	$ 63,921	$ 9,716	$ 4,789	$ -		$ 78,477
Effect of new accounting standard	-	-	-	-	(193)	2,576		2,383
September 30, 2008 as adjusted	51,135,042	51	63,921	9,716	4,596	2,576		80,860
Net income (loss)	-	-	-	5,105	-	(614)	$4,491	4,491
Currency translation adjustment	-	-	-	-	(20,644)	(2,215)	(22,859)	(22,859)
Comprehensive loss							$(18,368)
Issuance of restricted shares	392,500	1	(1)	-	-	-		-
Adjustment to reconcile
noncontrolling interests						(5)		(5)
Amortization of unearned compensation	-	-	495	-	-	-		495
September 30, 2009 as adjusted	51,527,542	52	64,415	14,821	(16,048)	(258)		62,982
Net loss	-	-	-	(29,480)	-	(4,758)	$(34,238)	(34,238)
Currency translation adjustment	-	-	-	-	1,953	199	2,152	2,152
Comprehensive loss							$(32,086)
Issuance of restricted shares	817,950	1	(1)	-	-	-		-
Forfeiture of restricted shares	(125,480)	-	-	-	-	-		-
Adjustment to reconcile
shares issued to employees	(6,255)	-	(5)	-	-	-		(5)
Amortization of unearned compensation	-	-	208	-	-	-		208
September 30, 2010	52,213,757	$ 53	$ 64,617	$ (14,659)	$ (14,095)	$ (4,817)		$ 31,099

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (34,238)	$ 4,491
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,667	8,269
Provision for losses on trade accounts receivable	2,831	(411)
Provision for accounts receivable from related parties	533	3,029
Provision for other accounts receivable	103	219
Provision on inventory	1,544	124
Impairment loss	11,328	-
Accrued Interest on accelerated put option	3,644	-
Loss on sale of property and equipment	365	375
Net loss in equity method investees	452	231
Foreign currency transaction loss	1,355	539
Stock based compensation	208	494
Changes in current assets and liabilities:
Trade accounts receivable	7,126	(12,790)
Trade accounts receivable from related parties	615	1,643
Other receivables	(11)	973
Inventories	(425)	424
Inventories held for sale	(489)	-
Prepaid taxes	(1,398)	1,145
Advances paid	(111)	630
Deferred tax assets	(891)	927
Prepaid expenses and other current assets	(293)	(1,577)
Long-term prepaid taxes	(1,916)	(1,676)
Long-term other receivables, net of current portion	(81)	(1,124)
Accounts payable	(4,088)	1,020
Accounts payable to related parties	(6,145)	5,113
Accrued expenses	4,534	(1,224)
Accrued taxes	524	2,631
Deferred revenue	1,342	(1,173)
Long-term deferred revenue from related parties	3,268	-
Long-term deferred income tax liability	(1,269)	(996)
Net cash provided by/(used in) operating activities	$ (2,916)	$ 11,306

Cash flows from investing activities:
Investment in joint venture	(5)	(1,400)
Purchase of intangible assets	(77)	-
Collections on notes receivable from related parties	101	-
Proceeds from sale of property and equipment	6	19
Payments to purchase vessels, equipment and property	(12,513)	(18,769)
Net cash used in investing activities	$ (12,488)	$ (20,150)

Cash flows from financing activities:
Proceeds from issuance of put option liability	-	10,000
Proceeds from issuance of short-term debt to related parties	-	312
Proceeds from issuance of long-term debt	6,800	31,100
Principal payments on notes payable - related parties	-	(912)
Principal payments on notes payable	(13,514)	(7,286)
Net cash provided by/(used in) financing activities	$ (6,714)	$ 33,214
Effect of exchange rate changes on cash	(1,397)	391
Net change in cash	(23,515)	24,761
Cash and cash equivalents at beginning of year	29,222	4,461
Cash and cash equivalents at end of year	$ 5,707	$ 29,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 53	$ 418
Cash paid for income tax	2,216	2,075

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$ 1,185	$ 3,146
Foreign currency translation loss capitalized into Marine Base	755	954

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

NOTE 1 — THE COMPANY, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”); and include majority owned subsidiaries: CJSC Bauta (“Bauta”), Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company.”  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”) and a 15% interest in a joint venture, CaspyMorService LLP (“CaspyMorService”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

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

In accordance with the adoption of the new standard for noncontrolling interests, the Company reclassified $2,383 from minority interest  and $193 from accumulated other comprehensive income to noncontrolling interest in equity at September 30, 2008.

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

Marine Base Services – Marine Base Services (formerly entitled “Infrastructure Development”) consists of operating a marine base located at the Port of Bautino on the North Caspian Sea and an operating water desalinization and bottling plant selling potable water.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 13 for discussion of the fair value of the long-term derivative put option liability.

Cash – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash balances in Balykshi and CRE, as designated under our loan agreement with EBRD, may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2010 and 2009 the total cash balance of Balykshi and CRE was $250 and $17,899, respectively.

Receivables — In the normal course of business, the Company extends credit to its customers on a short-term basis.  The Company’s principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies pose the greatest risks.  For new geophysical services customers, the Company typically requires an advance payment and the Company retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews accounts receivable balances and makes provisions for doubtful accounts as necessary.  Accounts are reviewed on a case by case basis and losses are recognized in the period the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivables based on existing economic conditions.

Inventories – Inventory consists of bulk and bottled water related to the desalinization plant and fuel, spare parts and supplies related to the geophysical operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. As of September 30, 2010 and 2009 an allowance of $1,919 and $375, respectively, was recognized. Inventories held for sale represent items and materials, which are expected to be sold with the next fiscal year.

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

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2010 and 2009 of $7,574 and $7,323, respectively.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2010 and 2009 of $1,044 and $902, respectively. Accumulated amortization of the drydocking costs was $983 and $707 as of September 30, 2010 and 2009, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2010 and 2009, the Company reviewed its long-lived assets and determined the Marine Base was impaired. See Note 2 for details.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2010 and 2009 the Company had $1,392 and $45, respectively, of deferred revenue related to these prepaid services.

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured.

Product sales revenue is recorded upon delivery or shipment of bulk or bottled water to the customer.

Foreign Currency Transactions – Caspian Services, Inc., the parent company of the subsidiaries, makes its principal investing and financing transactions in United States Dollars (USD), which is also its functional currency. Transactions and balances denominated in other currencies have been translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

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

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax basis and attributable to operating loss carry forwards.  Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakhstan income tax regulations.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 31, 2010 and 2009, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

At September 30, 2010 the Company had 800,000 options outstanding, 622,159 non-vested restricted shares outstanding and 16,960,009 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

 At September 30, 2009 the Company had 3,607,775 options and warrants outstanding that were not included in the computation of diluted income per share as their effects would have been anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding during the fiscal year ended September 30, 2010 and 2009:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

	2010	2009
Basic weighted-average shares outstanding	51,868,650	51,135,042
Effect of dilutive securities and convertible debt:
Options	-	-
Non-vested restricted stock grant	-	191,486
Convertible debt	-	13,043,478
Diluted weighted-average shares outstanding	51,868,650	64,370,006

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value of the award is calculated based on closing stock price at the grant date. Restricted stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to NCOC service providers. Loss of this customer could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2011. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

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

Business Condition – As indicated in Note 7, the Company has received notification from Altima, Great Circle and EBRD that these lenders believe the Company is in violation of certain financial covenants of their respective financing agreements.  Each of these financing agreements have acceleration right features that in the event of default, allow for the lender to declare the loans and accrued interest immediately due and payable.  As a result of these notifications, the Company has included the notes payable and all accrued interest as current liabilities at September 30, 2010.  Additionally, these notifications may also trigger an acceleration clause in the Put Option Agreement with EBRD which allows EBRD to put its $10,000 investment in Balykshi back to the Company in which it would have to repay the initial investment together with a 20% annual rate of return.  The Company has included this resulting liability as a current liability as well.  Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek other sources of funding to satisfy these obligations.  Given the difficulty in the Company’s ability to obtain new sources of funding  and the Company’s current financial condition, the Company believes it would be very difficult, if not impossible, to obtain such funding.  If the Company were unable to obtain funding to repay the loans, the Company anticipates the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.  The Company is currently discussing the possibility of restructuring these agreements with the respective lenders.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully restructure the financing agreements; obtain additional financing to repay the loans or sell certain business segments to generate sufficient cash to repay the loans.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications – Certain reclassifications have been made to the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.  The reclassifications had no effect on net income for the year ended September 30, 2009.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base can be fully operational.  In March 2010, the Company reached an agreement with the local authorities to complete the outstanding dredging by June 2011 and as a result, the Company obtained licensing and commissioned the second phase of the base in July 2010.  The Company is currently negotiating with potential contractors to complete the dredging which is anticipated to cost between $2,500 and $5,000.  Currently, the Company has insufficient funds to complete the dredging project.  If the dredging is not completed by June 2011, the Company could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.

The Company determined it necessary to perform an impairment analysis on the marine base since the development of Kashagan field, phase 2 is expected to be postponed and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed.  Activities for which it was anticipated the marine base would support are not expected to commence until sometime between 2014 and 2016. As a result, the marine base is currently highly underutilized.

As a result of this impairment analysis, the Company concluded that an impairment of $11,328 was necessary at September 30, 2010.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods and potentially selling part of the ownership interests.

The Company funded construction of the marine base through a combination of debt and equity financing.  In June 2007, the Company entered into a series of agreements with the European Bank for Reconstruction and Development (“EBRD”) pursuant to which EBRD agreed to provide $32,000 of debt financing and to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.  The scope of the base was revised which reduced the construction costs.  In response, the Company returned a portion of the funds borrowed from EBRD to reduce the total amount of the EBRD loan to $18,600.

In connection with EBRD’s 22% equity interest in Balykshi LLP for $10,000, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest based on Balykshi’s fair market value.  The Put Option is exercisable between June 2013 and June 2023.  This agreement also contains an acceleration feature that, should a triggering event occur, grants EBRD the right to require the Company repurchase the $10,000 equity investment at a 20% annual rate of return at any time following the triggering event.

In accordance with U.S. generally accepted accounting principles, the put option is an unconditional obligation and is measured at its fair value based on an estimate of the amount of cash that would be required to settle the liability.  At the time of investment, the $10,000 of proceeds from the equity financing was allocated to the put option which was classified as a long-term liability.  At September 30, 2009 the Company concluded the value of the put option remained $10,000.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

As further discussed in Note 7, the Company has been notified by Altima, Great Circle and EBRD that they believe the Company has violated some of the financial covenants of their respective financing agreements.  These loan covenant violations could constitute a triggering event that could allow EBRD to exercise the acceleration feature of the Put Option Agreement.  As a result, the Company has accrued $3,644 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability.

NOTE 3 – EQUITY METHOD INVESTMENTS

Veritas-Caspian – During 2005, the Company and an unrelated company formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan Government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks. The current contract between Veritas-Caspian and the government is due for automatic extension in 2011. To accomplish the gathering of the seismic data, Veritas-Caspian charters vessels from the Company.  The Company recognized $665 and $3,257 of vessel revenue during the years ended September 30, 2010 and 2009, respectively, from the charter of vessels to Veritas-Caspian.

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

Revenues from the sale of the data will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs. In turn, revenue will be split between Veritas-Caspian joint-venture holders after Veritas-Caspian has recovered its costs.

At September 30, 2010 the Company’s investment in Veritas-Caspian was reduced to zero due to Veritas-Caspian’s accumulated losses of $36,002. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

MOBY – In January 2008, the Company and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at the Company’s marine base, which is located in Bautino Bay and was commissioned in June 2010. The Company owns a 20% interest in the joint venture, which is accounted for by the equity method. As of September 30, 2010, the Company had invested $732, which fully met the Company’s obligation for its share in this joint venture. At September 30, 2010 the Company’s investment in MOBY was reduced to zero due to MOBY’s accumulated losses of $6,275.

NOTE 4 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at September 30, 2010. Receivables from vessel charter revenues were approximately $13,670 and $16,203 at September 30, 2010 and 2009, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis.  The receivables are due 30 days from date of invoice.  At September 30, 2010 and 2009, receivables related to geophysical services totaled $6,573 and $10,468, respectively. The Company has reviewed the accounts

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

 receivable as of September 30, 2010 on a case by case basis. The Company provided an allowance for doubtful accounts of $3,420 and $589 at September 30, 2010 and September 30, 2009, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2010 and 2009, receivables related to marine base operations totaled $30 and $0, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2010 and 2009.

At September 30, 2010 and 2009, receivables related to desalinization and bottling operations totaled $183 and $212, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2010 and 2009.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to employees which bear no interest and have terms ranging from less than one year to five years, (2) refunds of inventory advances. These amounts are currently due and expected to be repaid in the near-term.

The Company has reviewed the other accounts receivable as of September 30, 2010 on case by case basis. The Company provided an allowance for doubtful accounts of $339 and $236 at September 30, 2010 and September 30, 2009, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

NOTE 5 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

as of September 30,	2010	2009
Land	$ 10,238	$ 6,401
Buildings and constructions	38,352	766
Marine vessels	22,104	21,446
Machinery and equipment	27,651	23,714
Field camp	446	435
Vehicles	3,372	2,249
Office equipment	397	324
Dwelling units	1,840	1,798
Other	486	858
Development of marine base	69	42,597
	104,955	100,588
Accumulated depreciation	(31,837)	(24,271)
Vessels, Equipment and Property, net	$ 73,118	$ 76,317

During the fiscal years ended September 30, 2010 and 2009, the Company incurred construction costs of $10,765 and $9,732, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $913 and $2,889 for the fiscal years ended September 30, 2010 and 2009, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2010		2009
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 352	$ 188	$ 269	$ 140

Total amortization expense related to intangible assets was approximately $49 and $44 for the years ended September 30, 2010 and 2009, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2011	2012	2013	2014	thereafter
Amortization expense	$ 49	$ 49	$ 49	$ 17	$ -

Goodwill – During 2008, the Company increased its ownership percentage of KMG from 51% to 80% and recorded $2,195 of additional goodwill. In accordance with U.S. generally accepted accounting principles, the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2010. Based on the evaluation made, the Company concluded that no impairment was needed, based on projected net cash inflows for the Company’s geophysical operations in forthcoming years.

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The Year Ended September 30,
	2010	2009
Balance - beginning of year	$ 4,383	$ 5,522
Foreign currency translation adjustment	103	(1,139)
Balance - end of year	$ 4,486	$ 4,383

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

NOTE 7– NOTES PAYABLE

Notes payable consists of the following:

	September 30,
	2010	2009
Bank loan and accrued interest at 6%
paid in fill during the fiscal year ended September 30, 2010	$ -	$ 1,714

Unsecured convertible Altima loan and accrued
accrued interest at 13%; due June 2011	19,832	17,550

Unsecured convertible Great Circle loans and accrued
interest at 13%; due December 2011	19,177	16,960

EBRD loan and accrued interest at 7% due May 2015;
secured by property and bank accounts	19,167	24,194

Total Notes Payable	58,176	60,418
Less: Current Portion	58,176	7,308
Long-term Notes Payable	$ -	$ 53,110

During 2009, the Company borrowed $23,600 from EBRD to finance construction of the marine base. The note is collateralized by property and bank accounts of Balykshi. The loan bore interest at 5.5% per annum plus the LIBOR rate at the date of interest calculation and is due in May 2015. The interest rate changed to 7% per annum starting October 2009. In November 2009, the scope of the marine base was revised and as a result, the Company repaid $11,800. In March 2010 the Company borrowed an additional $5,000 and in June 2010 an additional $1,800 from EBRD. As of September 30, 2010 the outstanding loan principal balance was $18,600 and with accrued interest was $19,167.

EBRD’s loan agreement contains certain financial covenants, the violation of which could be deemed a default under the loan agreement.  Pursuant to the terms of the loan agreement, following delivery of written notice to the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would allow EBRD to declare its loan immediately due and payable or payable on demand.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC. (“Great Circle”).  Pursuant to the Facility agreements, each party loaned the Company $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify the Company of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  At September 30, 2010 the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $19,832 and $19,177, respectively.  The Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable or payable on demand.

At the end of July 2010 the Company received written notice from Altima that it believes the Company has violated at least two of the financial covenants contained in the Facility agreement.  Great Circle and EBRD have likewise verbally notified at that time that they too believe the Company is in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek sources of funding to satisfy these obligations.  Given the difficulty in the Company's ability to obtain new sources of funding and its current financial condition, the Company believes it would be very difficult, if not impossible, to obtain such funding.  If the Company were unable to obtain funding to repay the loans, the Company anticipates the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

The Company is currently discussing the possibility of restructuring the Facility agreements with Altima and Great Circle.  There is no guarantee the Company will be successful in restructuring the Facility agreements.  The Company is also in discussion with EBRD about possibly restructuring the terms of the EBRD financing agreements.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In August 2010, the Company appointed Mr. Alexey Kotov to the position of Chief Executive Officer and entered into an employment contract with Mr. Kotov.  As part of that employment contract, the Company granted Mr. Kotov 437,950 shares of common stock which represented 0.85% of the Company’s issued and outstanding common stock on that date.  These shares were valued at $153 and vest over a three year period with all stock becoming fully vested upon an event of change of control as defined in the Agreement.

In 2010, the Company awarded selected key employees restricted stock grants totaling 380,000 shares valued at $70 and vest over a three year period.

Compensation expense charged against income for stock-based awards during the fiscal year ended September 30, 2010 and 2009 was $208 and $495, respectively, and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

A summary of the non-vested stock under the Compensation Plan at September 30, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	817,950	0.31
Stock vested	(318,317)	1.26
Stock forfeited	(125,480)	0.35
Non-vested at September 30, 2010	622,159	$0.33

The value of the non-vested stock under the plan at September 30, 2010 is $124.  As of September 30, 2010 unrecognized stock-based compensation was $154 and will be recognized over the weighted average remaining term of 1.74 years.

Stock Options – At September 30, 2010, the Company had 800,000 options outstanding that were fully vested.  These options expire in August 2015.

Stock option activity for the years ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share
Outstanding at beginning of the year	800,000	$ 3.00	1,000,000	$ 3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(200,000)	3.00

Outstanding at end of the year	800,000	$ 3.00	800,000	$ 3.00
Exercisable at end of the year	800,000	$ 3.00	800,000	$ 3.00

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2010 was 5 years.

At September 30, 2010 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share at September 30, 2010.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

Warrants – Warrant activity for the years ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted-Average		Weighted-Average
	Warrants	Exercise Price Per Share	Warrants	Exercise Price Per Share
Outstanding at beginning of the year	2,807,775	$ 4.00	4,500,108	$ 4.22
Expired	(2,807,775)	4.00	(1,692,333)	4.59
Outstanding at end of the year	-	$ -	2,807,775	$ 4.00
Exercisable at end of the year	-	$ -	2,807,775	$ 4.00

NOTE 9— COMPREHENSIVE LOSS

Total comprehensive income (loss) consists of net income (loss) and changes in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in shareholders’ equity and consists of foreign currency translation adjustments.

Total comprehensive loss for the year ended September 30, 2010 was $32,086.  Of this amount, the income from foreign currency translation adjustment was $2,152.

Total comprehensive loss for the year ended September 30, 2009 was $18,368.

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

Earnings and (losses) before income taxes and minority interests derived from United States and international operations are as follows:

	For the Years Ended September 30,
	2010	2009
United States	$ (2,534)	$ (2,332)
Kazakhstan and other
international operations	(32,998)	10,268
	$ (35,532)	$ 7,936

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

Income tax expense consists of the following:

	For the Years Ended September 30,
	2010	2009
Current income tax	$867	$3,957
Deferred income tax	(2,161)	(512)
Income tax provision (benefit)	$(1,294)	$3,445

Deferred tax assets and liabilities are as follows:

as of September 30,	2010	2009
Deferred tax assets
Tax loss carry forwards	$5,301	$2,689
Impairment	2,180	-
Provision for doubtful debts	1,848	844
Property and equipment	137	253
Other deferred tax assets	43	33
Valuation allowance	(7,617)	(2,844)
Total deferred tax asset	1,892	975

Deferred tax liabilities
Property and equipment	(57)	(2,721)
Total deferred tax liability	(57)	(2,721)
Net deferred tax asset	$1,835	$(1,746)

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for (benefit from) income taxes:

	For the Years Ended September 30,
	2010	2009
Tax at federal statutory rate (34%)	$(10,397)	$3,033
Utilization of losses	(275)	(567)
Non-deductible expenses	(460)	639
(Income)/loss not subject to taxation	453	756
Tax effect of loss companies	5,622	1,896
Effect of changing the tax rate from 30% to 20%	-	(112)
Effect of lower foreign tax rates	3,763	(2,200)
Income tax provision (benefit)	$(1,294)	$3,445

As of September 30, 2010, the Company has loss carry forwards of approximately $28,192 and $9,791 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2013.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

Purchase Commitments – During fiscal 2008 Balykshi entered into agreements with third parties for construction services and supply of equipment. As of September 30, 2010 we fulfill all the obligations, however, one of contractors has claimed an additional charge of $394 for the works performed. We do not expect to pay this charge as the contractor has not fully performed its obligations.

Additionally, Tatarka entered into agreements with third parties for construction of office and storage facilities in Almaty.  As of September 30, 2010 the amount of purchase commitments was equal to $206.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2010 and 2009 was $422 and $1,260, respectively.

The Company maintains its corporate office in Salt Lake City, Utah, and administrative offices in Almaty and Aktau, Kazakhstan.  The Company also leases apartments in Almaty and Aktau for use by employees.  Rent expense for the years ended September 30, 2010 and 2009 was $694 and $979, respectively. This decrease is attributable to decreasing number of executives requiring the leased apartments, as well decreasing cost of lease.

The future minimum rental payments required under these operating leases for 2011 are $1,478.

Some of the vessels in the Company’s fleet are leased from a third party.  Rent expense for the years ended September 30, 2010 and 2009 was $5,005 and $4,449, respectively. The future minimum rental payments required under these operating leases are estimated to be $5,434.  The current vessel lease agreements expire in February 2011. The Company intends to renew these agreements.

NOTE 12 – RELATED PARTY TRANSACTIONS

Veritas-Caspian – During 2010 and 2009 the Company rented transportation and acquired seismic services from the Company’s 50% joint venture Veritas-Caspian.  The Company also chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

The following table summarizes the expenses incurred and the revenues recognized with Veritas-Caspian for the fiscal years ended September 30, 2010 and 2009:

	For the Years
	Ended September 30,
	2010	2009

Expenses paid to Veritas-Caspian	$ 6,049	$ 21,264
Revenues recognized from Veritas-Caspian	665	3,257

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

The following table summarizes the lease revenue recognized from MOBY for the fiscal years ended September 30, 2010 and 2009:

	As of September 30,
	2010	2009

Lease revenue	$ 154	$ -

KazakhstanCaspiShelf – During 2010 and 2009, the Company chartered vessels, rented equipment and purchased assets from KazakhstanCaspiShelf (KCS), a company related through common ownership.  The Company also rented idle equipment and sold assets to KCS.  In addition, the Company acquired seismic services from KCS.

The following table summarizes the expenses incurred and the revenues recognized with KCS for fiscal years ended September 30, 2010 and 2009:

	For the Years
	Ended September 30,
	2010	2009

Vessel charter and equipment rental from KCS	$ 4	$ 1,402
Seismic services provided by KCS	283	1,999
Equipment rental to KCS	25	678

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

Accounts receivable from related parties as of September 30, 2010 and 2009 consisted of the following:
		September 30,
Related Party's Name	Description	2010	2009

Bolz LLP	Seismic services	$3,306	$3,230
Erkin Oil	Geological services	237	232
Kazakhstancaspishelf	Equipment rental, services and fuel sales	18	407
Others	Services provided	138	81
	Allowance for doubtful accounts	(3,562)	(3,029)
TOTAL		$137	$921

The Company has reviewed the accounts receivable from related parties as of September 30, 2010 on a case by case basis. The Company provided an allowance for doubtful accounts of $3,562 and $3,029 at September 30, 2010 and September 30, 2009, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

Accounts payable due to related parties as of September 30, 2010 and 2009 consisted of the following:

		September 30,
Related Party's Name	Description	2010	2009

Veritas Caspian	Seismic services	$458	$5,313
Officers	Payroll, travel and compensation	65	293
Others	Services received	10	70
TOTAL		$533	$5,676

Long-term deferred revenue from related parties as of September 30, 2010 and 2009 consisted of the following:

		September 30,
Related Party's Name	Description	2010	2009

MOBY	Advance received for land rental	$3,278	$-
TOTAL		$3,278	$-

NOTE 13 – FAIR VALUE MEASUREMENTS

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
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

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

Recurring basis:

At September 30, 2009, the Company had one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $10,000 at September 30, 2009.  During 2010, the amount was valued at $13,644 which is the amount the Company would have to pay if EBRD exercised the accelerated put option.

Nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Level 1	Level 2	Level 3
Inventory held for sale	$ 576	$ -	$ -	$ 576
Marine base	43,807			43,807
Total	$ 44,383	$ -	$ -	$ 44,383

In accordance with generally accepted accounting principles, inventory held for sale with a carrying value of $3,004 was written down to its fair value of $576, resulting in an impairment charge of $2,428, which was included in net loss for the period.

In accordance with generally accepted accounting principles, the marine base, which had a carrying value of $55,135 was written down to its fair value of $43,807, resulting in an impairment charge of $11,328, which was included in net loss for the period.

Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Level 1	Level 2	Level 3
Inventory held for sale	$ 1,596	$ -	$ -	$ 1,596

Total	$ 1,596	$ -	$ -	$ 1,596

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

In accordance with generally accepted accounting principles, inventory held for sale with a carrying value of $1,992 was written down to its fair value of $1,596, resulting in an impairment charge of $396, which was included in net loss for the period.

NOTE 14 – OTHER INCOME

During the year ended September 30, 2010 and 2009 the Company rented some of its idle equipment to a company under common management and recognized $25 and $392 of other income, respectively.

During the year ended September 30, 2010 and 2009, the Company recognized income of $82 and $359, respectively, from the sale of equipment and goods to third parties.

NOTE 15 – GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for fiscal years ended September 30, 2010 and 2009 consisted of the following:

	For the Years
	Ended September 30,
	2010	2009
Payroll and related taxes	$ 9,140	$ 7,214
Allowance on doubtful debts	3,391	3,181
Impairment of inventory	2,428	396
Withholding tax	1,231	137
Consulting	662	110
Fines and penalties	624	481
Travel	545	333
Insurance	520	410
Property rental expense	491	160
Professional fees	377	334
Transportation	354	813
Office rental	339	397
Bank charges	304	233
Taxes	271	144
Communication services	264	348
Compensation expense	210	552
VAT expensed	5	260
Other	1,764	1,222
Total	$ 22,920	$ 16,725

NOTE 16 – SEGMENT INFORMATION

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services (formerly entitled Infrastructure Development). The Vessel Operations, Geophysical Services and Marine Base Services are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Years
	Ended September 30,
	2010	2009
Capital Expenditures
Vessel Operations	$ 1,044	$ 3,079
Geophysical Services	3,936	1,854
Marine Base Services	9,473	17,937
Total segments	14,453	22,870
Corporate assets	-	-
Less intersegment investments	-	-
Total consolidated	$ 14,453	$ 22,870

Revenues
Vessel Operations	$ 27,645	$ 50,934
Geophysical Services	18,242	45,988
Marine Base Services	1,831	1,971
Total segments	47,718	98,893
Corporate revenue	-	-
Less intersegment revenues	(118)	(727)
Total consolidated	$ 47,600	$ 98,166

Depreciation and Amortization
Vessel Operations	$ (4,221)	$ (3,864)
Geophysical Services	(3,037)	(4,166)
Marine Base Services	(1,405)	(233)
Total segments	(8,663)	(8,263)
Corporate depreciation and amortization	(4)	(6)
Total consolidated	$ (8,667)	$ (8,269)

Interest expense
Vessel Operations	$ -	$ (3)
Geophysical Services	(70)	(430)
Marine Base Services	(5,974)	-
Total segments	(6,044)	(433)
Corporate interest expense	(2,567)	(2,072)
Total consolidated	$ (8,611)	$ (2,505)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

	For the Years
	Ended September 30,
	2010	2009
Income/(Loss) from Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(452)	(231)
Total segments	(452)	(231)
Corporate income (loss)	-	-
Total consolidated	$ (452)	$ (231)

Income/(Loss) Before Income Tax
Vessel Operations	$ (4,812)	$ 12,492
Geophysical Services	(4,299)	(1,324)
Marine Base Services	(22,529)	(329)
Total segments	(31,640)	10,839
Corporate loss	(3,892)	(2,903)
Total consolidated	$ (35,532)	$ 7,936

Benefit from (Provision for) Income Tax
Vessel Operations	$ 837	$ (1,925)
Geophysical Services	457	(1,520)
Marine Base Services	-	-
Total segments	1,294	(3,445)
Corporate provision for income tax	-	-
Total consolidated	$ 1,294	$ (3,445)

Income/(Loss) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	(134)	554
Marine Base Services	4,892	60
Total segments	4,758	614
Corporate noncontrolling interest	-	-
Total consolidated	$ 4,758	$ 614

Net Income/(Loss) attributable to Caspian Services Inc.
Vessel Operations	$ (3,975)	$ 10,567
Geophysical Services	(3,976)	(2,290)
Marine Base Services	(17,637)	(270)
Total segments	(25,588)	8,007
Corporate loss	(3,892)	(2,902)
Total consolidated	$ (29,480)	$ 5,105

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)

	September 30,	September 30,
Segment Assets	2010	2009
Vessel Operations	$ 33,079	$ 47,065
Geophysical Services	30,088	33,544
Marine Base Services	53,721	71,777
Total segments	116,888	152,386
Corporate assets	89,940	87,719
Less intersegment investments	(89,567)	(87,566)
Total consolidated	$ 117,261	$ 152,539

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2010 through the date of filing of these financial statements and considered no events to be disclosed here.