Form 10-Q
period 2010-12-31
CASPIAN SERVICES INC
filed 2011-02-22
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

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

As of February 15, 2011, the registrant had 52,213,757 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	December 31,	September 30,
	2010	2010
ASSETS
Current Assets
Cash	$5,529	$5,707
Trade accounts receivable, net of allowance of $3,413 and $3,420, respectively	15,745	17,036
Trade accounts receivable from related parties, net of allowance of $3,564 and $3,562, respectively	693	137
Other receivables, net of allowance of $339 and $339, respectively	434	536
Inventories	1,809	1,711
Inventories held for sale, net of allowance of $1,913 and $1,919, respectively	547	576
Prepaid taxes	2,640	2,472
Advances paid	868	528
Deferred tax assets	1,854	1,892
Prepaid expenses and other current assets	1,497	1,893
Total Current Assets	31,616	32,488
Vessels, equipment and property, net	71,581	73,118
Drydocking costs, net	377	348
Goodwill	4,488	4,486
Intangible assets, net	152	164
Long-term prepaid taxes	5,415	5,402
Investments	14	-
Long-term other receivables, net of current portion	1,219	1,255
Total Assets	$114,862	$117,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,490	$4,126
Accounts payable to related parties	46	533
Accrued expenses	1,318	1,612
Accrued taxes	3,444	3,344
Deferred revenue	6	1,392
Accelerated put option liability	14,150	13,644
Long-term debt - current portion	59,049	58,176
Total Current Liabilities	81,503	82,827
Long-term deferred revenue from related parties	3,230	3,278
Long-term deferred income tax liability	527	57
Total Long-Term Liabilities	3,757	3,335
Total Liabilities	85,260	86,162
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares and 52,213,757 shares issued and outstanding, respectively	53	53
Additional paid-in capital	64,649	64,617
Accumulated deficit	(15,711)	(14,659)
Accumulated other comprehensive loss	(14,040)	(14,095)
Equity attributable to Caspian Services, Inc. Shareholders	34,951	35,916
Deficit attributable to noncontrolling interests	(5,349)	(4,817)
Total Equity	29,602	31,099
Total Liabilities and Equity	$114,862	$117,261

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2010	2009
Revenues
Vessel revenues (which includes $0 and $657, respectively, from Related Parties)	$10,354	$5,151
Geophysical service revenues	4,583	7,907
Marine base service revenues and product sales (which includes $130 and $0, respectively, from Related Parties)	614	360
Total Revenues	15,551	13,418

Operating Expenses
Vessel operating costs	4,766	4,485
Cost of geophysical service revenues (which includes $959 and $271, respectively, to Related Parties)	3,286	4,342
Cost of marine base service and product sales	410	200
Depreciation and amortization	2,045	1,739
Impairment loss	319	-
General and administrative expense	3,532	4,751
Total Costs and Operating Expenses	14,358	15,517
Income(Loss) from Operations	1,193	(2,099)

Other Income (Expense)
Interest expense	(2,109)	(672)
Foreign currency transaction loss	(33)	(482)
Interest income	14	5
Income from equity method investees	-	55
Other non-operating income (loss), net (which includes $0 and $23, respectively from Related Parties)	247	(18)
Net Other Expense	(1,881)	(1,112)

Loss Before Income Tax	(688)	(3,211)
Benefit from (provision for) income tax	(864)	1,002
Net loss	(1,552)	(2,209)
Net loss (income) attributable to noncontrolling interests	500	(500)
Net loss attributable to Caspian Services, Inc	$(1,052)	$(2,709)
Basic Loss per Share	$(0.02)	$(0.05)
Diluted Loss per Share	$(0.02)	$(0.05)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,552)	$(2,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,045	1,739
Impairment loss	319	-
Loss on sale of property and equipment	-	230
Net loss in equity method investees	-	(55)
Foreign currency transaction loss	33	482
Revaluation of put option liability	499	-
Stock based compensation	31	130
Changes in current assets and liabilities:
Trade accounts receivable	1,298	9,901
Trade accounts receivable from related parties	(561)	345
Other receivables	90	(759)
Inventories	(96)	8
Inventories held for sale	29	-
Prepaid taxes	(86)	-
Advances paid	(420)	-
Deferred tax assets	39	-
Prepaid expenses and other current assets	396	(2,867)
Long-term prepaid taxes	(11)	-
Long-term other receivables, net of current portion	44	-
Accounts payable	(638)	(3,631)
Accounts payable to related parties	(482)	(6,601)
Accrued expenses	1,310	-
Accrued taxes	99	(1,124)
Deferred revenue	(1,435)	5,422
Long-term deferred income tax liability	471	-
Net cash provided by operating activities	$1,422	$1,011

Cash flows from investing activities:
Investment in securities	(14)	-
Collections on notes receivable	-	100
Payments to purchase vessels, equipment and property	(822)	(4,595)
Net cash used in investing activities	$(836)	$(4,495)

Cash flows from financing activities:
Payments on long-term debt	(731)	(12,229)
Net cash used in financing activities	$(731)	$(12,229)
Effect of exchange rate changes on cash	(33)	(1,771)
Net change in cash	(178)	(17,484)
Cash at beginning of year	5,707	29,222
Cash at end of year	$5,529	$11,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$731	$28
Cash paid for income tax	927	1,142

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$-	$815
Foreign currency translation loss capitalized into Marine Base	-	1,386

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on January 13, 2011.  Operating results for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Caspian Services Inc. Kazakhstan LLP (“Caspian Inc. Kazakhstan”); and include majority owned subsidiaries: CJSC Bauta (“Bauta”), Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”.  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”) and 15% interest in a joint venture CaspyMorService LLP (“CaspyMorService”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% non-controlling interests are accounted for by the equity method. Ownership of less than a 20% interest is accounted for at cost. Intercompany balances and transactions have been eliminated in consolidation.

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
December 31, 2010 (UNAUDITED)
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

For the three months ended December 31, 2010, the Company had 800,000 options outstanding, 582,159 non-vested restricted shares outstanding and 17,503,913  potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended December 31, 2009, the Company had 3,607,775 options and warrants, 248,006 non-vested restricted shares and 15,490,000 shares related to convertible debt that were not included in the computation of diluted loss per common share because they would have been anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding during the periods ended December 31, 2010 and 2009:

	For the Three Months Ended December 31,
	2010	2009
Basic weighted-average shares outstanding	52,213,757	51,523,542
Effect of dilutive securities and convertible debt:
Options	-	-
Non-vested restricted stock grant	-	-
Convertible debt	-	-
Diluted weighted-average shares outstanding	52,213,757	51,523,542

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to North Caspian Operating Company (“NCOC”) service providers. Loss of this customer could have a material negative effect on the Company. Vessel charter services provided are under contract with varying terms and through various dates in 2011. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Business Condition – As indicated in Note 3, the Company has received notification from Altima Central Asia (Master) Fund Ltd. (“Altima”), Great Circle Energy Services, LLC. (“Great Circle”) and the European Bank for Reconstruction and Development (“EBRD”)  that these lenders believe the Company is in violation of certain financial covenants of their respective financing agreements. Further, on January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Each of these financing agreements have acceleration right features that in the event of default, allow for the lender to declare the loans and accrued interest immediately due and payable.  As a result of these notifications, the Company has included the notes payable and all accrued interest as current liabilities at December 31, 2010. Additionally, these notifications may also trigger an acceleration clause in the Put Option Agreement with EBRD which allows EBRD to put its $10,000 investment in Balykshi back to the Company, which would require the Company to repay the initial investment together with a 20% annual rate of return.  The Company has included this resulting liability as a current liability as well.  Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek other sources of funding to satisfy these obligations.  Given the difficulty in the Company’s ability to obtain new sources of funding and the Company’s current financial condition, the Company believes it would be very difficult, if not impossible, to obtain such funding.  If the Company were unable to obtain funding to repay the loans, the Company anticipates the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.  The Company is currently discussing the possibility of restructuring these agreements with the respective lenders.

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully restructure the financing agreements; obtain additional financing to repay the loans or sell certain business segments to generate sufficient cash to repay the loans.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements — Performing Step 2 of the Goodwill Impairment Test: In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and is currently evaluating the impact of the pending adoption of ASU 2010-28.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Disclosure Requirements Related to Fair Value Measurements: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for fiscal 2012 and the Company is currently evaluating the impact of the pending adoption of ASU 2010-06.

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base can be fully operational.  In March 2010, the Company reached an agreement with the local authorities to complete the outstanding dredging by June 2011 and as a result, the Company commissioned the second phase of the base in July 2010.  The Company is currently negotiating with potential contractors to complete the dredging which is anticipated to cost between $3,500 and $8,000.  Currently, the Company has insufficient funds to complete the dredging project.  If the dredging is not completed by June 2011, the Company could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  We anticipate dredging will take approximately eight to ten months to complete.  The failure by the Company to provide financing for or to timely complete the dredging works could constitute a default under the EBRD financing agreements.

As further discussed in Note 3, the Company has been notified by Altima, Great Circle and EBRD that they believe the Company has violated some of the financial covenants of their respective financing agreements.  These loan covenant violations could constitute a triggering event that could allow EBRD to exercise the acceleration feature of the Put Option Agreement.  As a result, at September 30, 2010 the Company had accrued $3,644 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the three months ended December 31, 2010 the Company additionally accrued $506 of interest expense to reflect the required return on investment for that period.

 NOTE 3– NOTES PAYABLE

Notes payable consists of the following:

	December 31,	September 30,
	2010	2010
Unsecured convertible Altima loan and accrued
interest at 13%; due June 2011	$20,468	$19,832

Unsecured convertible Great Circle loan and accrued
interest at 13%; due December 2011	19,791	19,177

EBRD loan and accrued interest at 7% due May 2015;
secured by property and bank accounts	18,790	19,167

Total Long-term Debt	59,049	58,176
Less: Current Portion	59,049	58,176
Long-term Debt - Net of Current Portion	$-	$-

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

EBRD’s financing agreements contain certain financial covenants, the violation of which could be deemed a default under those agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would allow EBRD to declare its loan immediately due and payable or payable on demand.

In 2008 the Company entered into Facility agreements with Altima and Great Circle.  Pursuant to the Facility agreements, each party loaned the Company $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify the Company of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest, immediately due and payable or payable on demand.  At December 31, 2010, the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $20,468 and $19,791, respectively.  The Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable or payable on demand.

The Company has received written notice from Altima and Great Circle that they believe the Company has violated at least two of the financial covenants contained in the Facility agreement.  EBRD has likewise verbally notified the Company that it too believes the Company is in violation of at least some of the financial covenants of their respective Facility agreement and financing agreements.  On January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Great Circle alleges that the parties entered into a Facility agreement and loaned the Company $15,000 and that the Company has breached certain conditions of the Facility agreement, which have resulted in certain events of default under the Facility agreement.  Great Circle further alleges that the Company has confessed these breaches and that the breaches remain uncured.  Great Circle alleges that the outstanding unpaid principal amount is $15,000 and that it is contractually entitled to accrued interest at the rates provided in the Facility agreement, as well as reasonable attorneys’ fees and costs of the lawsuit.  Great Circle request a judgment be entered against the Company in favor of Great Circle for:  i) an amount of damages in excess of $10;  ii) Great Circle’s costs and reasonable attorneys’ fees expended in this lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.  Great Circle has granted an extension of time for the Company to file its Answer to the Complaint until March 14, 2011.

Should any of these parties determine to exercise their acceleration rights, the Company would not have sufficient funds to repay any of the loans individually or collectively and would be forced to seek sources of funding to satisfy these obligations.  Given the difficulty in the Company’s ability to obtain new sources of funding and its current financial condition, the Company believes it would be very difficult, if not impossible, to obtain such funding.  If the Company were unable to obtain funding to repay the loans, the Company anticipates the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company is currently discussing the possibility of restructuring the Facility agreements with Altima and Great Circle.  There is no guarantee the Company will be successful in restructuring the Facility agreements.  The Company is also in discussion with EBRD about possibly restructuring the terms of the EBRD financing agreements.

NOTE 4 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three months ended December 31, 2010 and 2009 was $31 and $130, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at December 31, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share
Non-vested at September 30, 2010	622,159	$0.33
Stock granted	-	-
Stock vested	(40,000)	0.29
Stock forfeited	-	-
Non-vested at December 31, 2010	582,159	$0.33

The value of the non-vested stock under the plan at December 31, 2010 is $90.  As of December 31, 2010 unrecognized stock-based compensation was $133 and will be recognized over the weighted average remaining term of 1.61 years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 5 - EQUITY ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The following schedule presents changes in consolidated equity attributable to Caspian Services, Inc. and the noncontrolling interests:

	2010			2009
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30,	$35,916	$(4,817)	$31,099	$63,240	$(258)	$62,982
Comprehensive income (loss):
Net income(loss)	(1,052)	(500)	(1,552)	(2,709)	500	(2,209)
Currency translation adjustment	56	(32)	24	1,486	158	1,644
Total comprehensive Income (loss)	(996)	(532)	(1,528)	(1,223)	658	(565)
Amortization of unearned compensation	31	-	31	130	-	130
Ending balance, December 31,	$34,951	$(5,349)	$29,602	$62,147	$400	$62,547

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Purchase Commitments – During fiscal 2008, Balykshi entered into agreements with third parties for construction services and supply of equipment. As of December 31, 2010 the Company had fulfilled all its obligations; however, one contractor has claimed an additional charge of $394 for work performed. The Company does not expect to pay this charge as the contractor has not fully performed its obligations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Veritas-Caspian – During the three months ended December 31, 2010 and 2009, the Company rented transportation and acquired seismic services from the Company’s 50% joint venture Veritas-Caspian.  The Company also chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

The following table summarizes the expenses incurred and the revenues recognized with Veritas-Caspian for the three months ended December 31, 2010 and 2009:

	For the Three Months
	Ended December 31,
	2010	2009

Expenses paid to Veritas-Caspian	$-	$5,969
Revenues recognized from Veritas-Caspian	$-	$657

MOBY – During October 2008, the Company entered into a lease agreement with MOBY for the lease of three hectares of space at the marine base to operate a vessel repair and drydock facility. The Company owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

The following table summarizes the lease revenue recognized from MOBY for the three months ended December 31, 2010 and 2009:

	For the Three Months
	Ended December 31,
	2010	2009

Lease revenue	$130	$-

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

KazakhstanCaspiShelf – During the three months ended December 31, 2010 and 2009, the Company chartered vessels, rented equipment and purchased assets from KazakhstanCaspiShelf (KCS), a company related through common ownership.  The Company also rented idle equipment and sold assets to KCS.  In addition, the Company acquired seismic services from KCS.

The following table summarizes the expenses incurred and the revenues recognized with KCS for the three months ended December 31, 2010 and 2009:

	For the Three Months
	Ended December 31,
	2010	2009

Seismic services performed to KCS	$959	$-
Seismic services provided by KCS	-	271
Equipment rental to KCS	$-	$23

Accounts receivable from related parties as of December 31, 2010 and September 30, 2010 consisted of the following:

Related Party's Name	Description	December 31, 2010	September 30, 2010

Bolz LLP	Seismic services	$3,308	$3,306
Erkin Oil	Geological services	237	237
Kazakhstancaspishelf	Equipment rental, services and fuel sales	431	18
Others	Services provided	281	138
	Allowance for doubtful accounts	(3,564)	(3,562)
TOTAL		$693	$137

The Company has reviewed the accounts receivable from related parties as of December 31, 2010 on a case by case basis. The Company provided an allowance for doubtful accounts of $3,564 and $3,562 at December 31, 2010 and September 30, 2010, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

Accounts payable due to related parties as of December 31, 2010 and September 30, 2010 consisted of the following:

Related Party's Name	Description	December 31, 2010	September 30, 2010

Veritas Caspian	Seismic services	$-	$458
Officers	Payroll, travel and compensation	38	65
Others	Services received	8	10
TOTAL		$46	$533

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Long-term deferred revenue from related parties as of December 31, 2010 and September 30, 2010 consisted of the following:

Related Party's Name	Description	December 31, 2010	September 30, 2010

MOBY	Advance received for land rental	$3,230	$3,278
TOTAL		$3,230	$3,278

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Recurring basis:

At December 31, 2010, the Company had one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $13,644 at September 30, 2010.  During the three months ended December 31, 2010, the amount was valued at $14,150, which is the amount the Company would have to pay if EBRD exercised the accelerated put option.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Level 1	Level 2	Level 3
Inventory held for sale	$547	$-	$-	$547
Marine base	43,807	-	-	43,807
Total	$44,354	$-	$-	$44,354

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Level 1	Level 2	Level 3
Inventory held for sale	$576	$-	$-	$576
Marine base	43,807	-	-	43,807
Total	$44,383	$-	$-	$44,383

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months
	Ended December 31,
	2010	2009
Capital Expenditures
Vessel Operations	$388	$854
Geophysical Services	121	260
Marine Base Services	43	5,683
Total segments	552	6,796
Corporate assets	57	-
Less intersegment investments	-	-
Total consolidated	$609	$6,796

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2010	2009
Revenues
Vessel Operations	$10,354	$5,151
Geophysical Services	4,583	7,907
Marine Base Services	657	361
Total segments	15,594	13,419
Corporate revenue	-	-
Less intersegment revenues	(43)	(1)
Total consolidated	$15,551	$13,418

Depreciation and Amortization
Vessel Operations	$(931)	$(957)
Geophysical Services	(717)	(766)
Marine Base Services	(395)	(14)
Total segments	(2,043)	(1,737)
Corporate depreciation and amortization	(2)	(2)
Total consolidated	$(2,045)	$(1,739)

Interest expense
Vessel Operations	$-	$-
Geophysical Services	(14)	(31)
Marine Base Services	(1,397)	-
Total segments	(1,411)	(31)
Corporate interest expense	(698)	(641)
Total consolidated	$(2,109)	$(672)

Income/(Loss) from Equity Method Investees
Vessel Operations	$-	$-
Geophysical Services	-	-
Marine Base Services	-	55
Total segments	-	55
Corporate income (loss)	-	-
Total consolidated	$-	$55

Income/(Loss) Before Income Tax
Vessel Operations	$3,158	$(2,219)
Geophysical Services	(270)	(198)
Marine Base Services	(2,546)	9
Total segments	342	(2,408)
Corporate loss	(1,030)	(803)
Total consolidated	$(688)	$(3,211)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2010	2009
Benefit from (Provision for) Income Tax
Vessel Operations	$(531)	$806
Geophysical Services	(333)	196
Marine Base Services	-	-
Total segments	(864)	1,002
Corporate provision for income tax	-	-
Total consolidated	$(864)	$1,002

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-
Geophysical Services	(63)	(519)
Marine Base Services	563	19
Total segments	500	(500)
Corporate noncontrolling interest	-	-
Total consolidated	$500	$(500)

Net Loss attributable to Caspian Services Inc.
Vessel Operations	$2,627	$(1,413)
Geophysical Services	(666)	(521)
Marine Base Services	(1,983)	28
Total segments	(22)	(1,906)
Corporate loss	(1,030)	(803)
Total consolidated	$(1,052)	$(2,709)

	December 31,	December 31,
Segment Assets	2010	2009
Vessel Operations	$32,127	$33,896
Geophysical Services	29,619	36,595
Marine Base Services	52,799	63,805
Total segments	114,545	134,296
Corporate assets	90,404	88,590
Less intersegment investments	(90,087)	(88,296)
Total consolidated	$114,862	$134,590

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 10 – SUBSEQUENT EVENTS

On January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Great Circle alleges that the parties entered into a Facility agreement and loaned the Company $15,000 and that the Company has breached certain conditions of the Facility agreement, which have resulted in certain events of default under the Facility agreement.  Great Circle further alleges that the Company has confessed these breaches and that the breaches remain uncured.  Great Circle alleges that the outstanding unpaid principal amount is $15,000 and that it is contractually entitled to accrued interest at the rates provided in the Facility agreement, as well as reasonable attorneys’ fees and costs of the lawsuit.  Great Circle request a judgment be entered against the Company in favor of Great Circle for:  i) an amount of damages in excess of $10;  ii) Great Circle’s costs and reasonable attorneys’ fees expended in this lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.

Great Circle has granted an extension of time for the Company to file its Answer to the Complaint until March 14, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts stated in this Part I, Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our Consolidated Financial Statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this report should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2010.

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

Recent Developments

As discussed in greater detail in Note 3 – Long-Term Debt of our Condensed Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have received written notice from both Altima and Great Circle that they believe we have violated at least two of the financial covenants contained in their respective Facility agreements.  We have also received verbal notice from EBRD that it believes we have violated at least some of the financial covenants of the EBRD financing agreements.  As discussed in more detail in Part II, Item 1. Legal Proceedings of this quarterly report, in January 2011 Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  In its Complaint, Great Circle prays for:  i) an amount of damages in excess of $10;  ii) its costs and reasonable attorneys’ fees expended in this lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.

To date, Altima, Great Circle and EBRD have not sought to increase or accelerate the debt obligations we owe them and EBRD has not sought to accelerate its put right at this time. Should any one of these parties determine to exercise their acceleration rights, we would not have sufficient funds to repay any of the loans individually or collectively or to fulfill our obligations under the put option and would be forced to seek other sources of funding to satisfy these obligations.  We have been seeking sources of funding, but given our current financial condition, coupled with tight credit and equity markets, there is no assurance we can be successful in obtaining additional funding or acceptable terms, or at all.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our obligations to them.

Under the terms of the operating permits for our marine base, we have agreed with local authorities to complete outstanding dredging work by June 2011.  We are negotiating with potential contractors to complete dredging and anticipate the cost will be approximately $3,500 to $8,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding and timely complete dredging works could become an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.  We anticipate the dredging work will take up to eight to ten months to complete.  Even if we had funds immediately available to commence dredging, we anticipate the work could not be completed by June 2011.

Business Review

 We anticipate demand for our services to remain flat through fiscal 2011 and 2012.  Development of the Kashagan field was again delayed in 2010 and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to more rapid development in the future. While demand appears flat in the near term, we are receiving inquiries which could allow us in the longer term to participate in activities and business segments where we have not previously been present.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed commitment to the project as they make more concrete plans. Therefore, even though we do not anticipate significant growth over our next two fiscal years, in the longer term (2013 and beyond), we remain optimistic about future prospects.

During the three months ended December 31, 2010, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services (formerly entitled “Infrastructure Development”).

	For the Three Months
	Ended December 31,
	2010	2009	% change

VESSEL OPERATIONS
Operating Revenue	$10,354	$5,151	101%
Pretax Operating Income/(Loss)	3,158	(2,219)	242%

GEOPHYSICAL SERVICES
Operating Revenue	$4,583	$7,907	-42%
Pretax Operating Loss	(270)	(198)	-36%

MARINE BASE SERVICES
Operating Revenue	$657	$361	82%
Pretax Operating Loss	(2,546)	9	-28,389%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a
Pretax Operating Loss	(1,030)	(803)	-28%

Summary of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

            Total revenue during the three months ended December 31, 2010 was $15,551 compared to $13,418 during the three months ended December 31, 2009, an increase of 16%. This increase is mostly attributed to Vessel operations, where we had 101% growth in revenues. During the quarter ended December 31, 2009 we had difficulty redeploying our vessels on new contacts after successful completion of CMOC project ahead of schedule in fiscal 2009.  During the quarter ended December 31, 2010 vessel revenues normalized. Geophysical revenues were down as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

We were able to reduce our operating and administrative costs, which caused our net loss to decrease to $1,052 during the first fiscal quarter 2011 in comparison with last year’s loss of $2,709.

Vessel Operations

First fiscal quarter 2011 revenue from vessel operations of $10,354 was 101% higher than the previous year’s figure. The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the first fiscal quarter 2010. We were able to improve the vessel utilization rate in the first fiscal quarter 2011, which helped to increase our revenue.

During the three months ended December 31, 2010 vessel operating costs of $4,766 were 6% more than the previous year’s costs.  This increase in vessel operating costs was attributable to the fact we had more vessels in operation, and hence more cost, during the quarter ended December 31, 2010 than during the quarter ended December 31, 2009. Improved operating margin was due to the fact that we were able to charter some vessels without staff thus not incurring additional operating costs.

Increased activity meant our income from vessel operations grew to $2,627, compared to a loss of $1,413 in the first fiscal quarter of 2010.

Geophysical Services

Our seismic operations were in line with our expectations of a sluggish market, and were 42% lower compared to the same period last year. The local market is still depressed by the difficult local credit market and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is expensive in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.

We reduced our operating costs by 24% in line with the decline in revenue; further reduction was limited since we had to use costly rented equipment in order to complete one of our seismic projects. As a result, the net loss from geophysical operations grew to $666 during the first fiscal quarter 2011 compared to a loss of $521 in the first fiscal quarter 2010.

Marine Base Services

Our revenues during the first fiscal quarter 2011 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $506 was accrued to reflect our liabilities on the potential accelerated put option.  This caused our marine base services loss to grow to $1,983 compared to the income of $28 during the first fiscal quarter 2010.  Because the marine base was not operational during the first fiscal 2010, the income during that period reflects only the result of operations of our water-bottling facility.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is not likely to occur until closer to the commencement of the second phase of development of the field.  The second phase of the Kashagan field has been repeatedly delayed from its initially scheduled commencement in 2008 to its now anticipated commencement in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be profitable.

Corporate Administration

During the first fiscal quarter 2011, net loss from corporate administration was $1,030 compared to $803 during the first fiscal quarter 2010. The increase in net loss during fiscal 2010 is mainly attributable to increased interest costs from our outstanding loans.  Prior to the completion of the marine base, interest expense resulting from these loans was partially capitalized as part of construction costs.  After substantial completion of the base, the interest from these loans was expensed.

General and Administrative Expenses

General and administrative expenses decreased 26% to $3,532 during the quarter ended December 31, 2010. Eliminating the effect of a bad debt provision of $1,322 , which we accrued during the first fiscal quarter 2010, our general and administrative expenses increased by 3% in the first fiscal quarter 2011.  The saving effect of replacing of three highly compensated executives by less expensive employees during the fiscal 2010 was off-set by additional consulting expenses incurred during the first fiscal quarter 2011.

Depreciation

Depreciation expense increased from $1,739 to $2,045 during the first fiscal quarter 2011. This increase resulted from the marine base being placed into service and depreciation starting in the second fiscal quarter 2010.

Exchange Loss

During the first fiscal quarter 2011 we realized an exchange loss of $33, compared to an exchange loss of $482 in 2010. This was caused mainly by a decline in the value of the Euro during the first fiscal 2010, while during the first fiscal 2011 the Euro was more stable. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $2,109 was $1,437 higher during the three months ended December 31, 2010 than during the three months ended December 31, 2009. This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of operations of the marine base.  Additionally, interest expense of $506 was accrued to reflect our liabilities on the potential accelerated put option.

Net Other Expenses

Net other expenses increased 69% to $1,881 during the first fiscal quarter 2011.  In addition to the increases in interest expense discussed above, net other expenses also increased as a result of lower income from equity method investees.

Benefit from (Provision for) Income Tax

During the three months ended December 31, 2010 we had a provision for income tax of $864 compared to a benefit from income tax of $1,002 during the three months ended December 31, 2009. This difference was caused by the fact that significant taxable income was recognized during the three months ended December 31, 2010, in Tatarka and CSG LLP while we had taxable losses during the three months ended December 31, 2009. Each entity is taxed on its own in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $1,052 or $0.02 per share on a basic and diluted basis.  By comparison, during the first fiscal quarter 2010 we realized a net loss attributable to Caspian Services, Inc. of $2,709 or $0.05 per share on a basic and diluted basis.

Liquidity and Capital Resources

At December 31, 2010, we had cash on hand of $5,529 compared to cash on hand of $5,707 at September 30, 2010. At December 31, 2010 total current liabilities exceeded total current assets by $49,887.  That was mainly due to the loans with Altima, Great Circle and EBRD, as well as the EBRD put option, being classified as current liabilities.  So long as none of our outstanding loans or the EBRD put option are accelerated and we can obtain necessary funding for or negotiate other arrangements to complete our remaining dredging obligations, we believe vessel and geophysical revenue and cash on hand will be adequate to meet our operating needs for the upcoming quarter.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base.  As of December 31, 2010 the outstanding loan balance and accrued interest of the EBRD loan was approximately $18,790.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain certain financial covenants, the violation of which could be deemed a default under the financing agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property and bank accounts of Balykshi and Caspian Real Estate Ltd.

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

The put option also contains an acceleration right in the event Balykshi (i) defaults on $1,000 or more of debt; (ii) fails to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) is found to have made false representations to EBRD; or (iv) is declared insolvent.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return.  As of December 31, 2010 we additionally accrued $506 to reflect our liabilities on the potential accelerated put option.

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations under the financing agreements.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base by June 2011.  We anticipate the cost of dredging will be approximately $3,500 to $8,000.  Currently, we have insufficient funds to complete the dredging project.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding and timely complete dredging works could become an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.  We anticipate the dredging work will take up to eight to ten months to complete, so even if we had funds immediately available to commence dredging, we do not believe the work could be completed by June 2011.

In 2008 we entered into Facility agreements with Altima and Great Circle.  Pursuant to those Facility agreements, each party loaned us $15,000.  The Altima loan matures in June 2011.  The Great Circle loan matures in December 2011.  The loans bear interest at a rate of 13% per annum.  These loans are unsecured.

The Facility agreements contain certain financial covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify us of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  At December 31, 2010 the outstanding loan balance and accrued interest on the Altima and Great Circle loans were approximately $20,468 and $19,791, respectively.  Our Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable.

As discussed above, we have received written notice from both EBRD and Altima that they believe the Company has violated at least two of the financial covenants contained in the respective Facility agreements and Great Circle has filed a lawsuit against the Company in connection with the breaches of its Facility agreement.  EBRD has likewise verbally notified us that it believes we are in violation of at least some of the financial covenants of their financing agreements.  To date, Altima, Great Circle and EBRD have not taken action to increase or accelerate the debt obligations we owe them and EBRD has taken no action to their put right at this time. Should any one of these parties determine to exercise their acceleration rights, we would not have sufficient funds to repay any of the loans individually or collectively or to fulfill our obligations under the put option and would be forced to seek other sources of funding to satisfy these obligations.

If Altima, Great Circle and EBRD were each to accelerate repayment of their respective loans and the put option, as of December 31, 2010 those obligations totaled nearly $73,000.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loans, we anticipate the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.  Because the EBRD funding is collateralized by the assets and bank accounts of Balykshi and Caspian Real Estate Limited, in the event we were forced into bankruptcy, or other proceedings, we anticipate that EBRD would exercise its rights under the financing agreement and foreclose in the assets and accounts of Balykshi and Caspian Real Estate Limited.  The Great Circle and Altima loans are unsecured and not collateralized by the assets of the Company or any of its subsidiaries.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing Facility agreements and financing agreements, and the sale of certain Company assets and subsidiaries.  At this time, the Company has not reached definitive agreements with Altima, Great Circle or EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  Similarly, there is no guarantee that Altima, Great Circle or EBRD will continue to forbear from accelerating their loan or the EBRD put option.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2010 and 2009.

	Period ended December 31,
	2010	2009

Net cash provided by operating activities	$1,422	$1,011
Net cash used in investing activities	(836)	(4,495)
Net cash used in financing activities	(731)	(12,229)
Effect of exchange rate changes on cash	(33)	(1,771)

Net Change in Cash	$(178)	$(17,484)

Net cash flow from operations for the first fiscal quarter 2011 was positive, as a result of cash inflow from our customers of $1,298.

Net cash used in investing activities for the first fiscal quarter 2011 mostly represents the payments for vessel equipment and dry-docking costs.

Net cash used in financing activities for the first fiscal quarter 2011 represents the payment of EBRD interest.

Financing

For details regarding recent financing activities please refer to Note 3 to our Condensed Consolidated Financial Statements.

Summary of Material Contractual Commitments

	Payment Period
		Less than			After
Contractual Commitments	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from Altima Central Asia	$20,468	$20,468	$-	$-	$-
Loans from Great Circle	19,791	19,791	-	-	-
Loans from EBRD	18,790	18,790	-	-	-
Accelerated put option liability	14,150	14,150	-	-	-
Operating leases - vessels	1,369	1,369	-	-	-
Operating leases - other than vessels	2,077	2,077	-	-	-
Purchase commitments	11	11	-	-	-
Total	$76,656	$76,656	$-	$-	$-

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

As of September 30 and December 31, 2010 MOBY was in violation of certain financial covenants under the MOBY Loan.  In addition EBRD has agreed to reduce the financial ratios of the EBRD Loan until March 31, 2011.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $14,150.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $319 during the three months ended December 31, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of December 31, 2010, our internal controls over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

All dollar amounts stated in this Part II, Item 1 are presented in thousands, unless stated otherwise.

On January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Great Circle alleges that the parties entered into a Facility agreement and loaned the Company $15,000 and that the Company has breached certain conditions of the Facility agreement, which have resulted in certain events of default under the Facility agreement.  Great Circle further alleges that the Company has confessed these breaches and that the breaches remain uncured.  Great Circle alleges that the outstanding unpaid principal amount is $15,000 and that it is contractually entitled to accrued interest at the rates provided in the Facility agreement, as well as reasonable attorneys’ fees and costs of the lawsuit.  Great Circle request a judgment be entered against the Company in favor of Great Circle for:  i) an amount of damages in excess of $10;  ii) Great Circle’s costs and reasonable attorneys’ fees expended in this lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.

We have retained the law firm of Price, Parkinson & Kerr to represent the Company in this matter.  Great Circle has granted an extension of time for the Company to file its Answer to the Complaint until March 14, 2011.

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

Our appeal hearing was held in December, 2010.  We did not prevail on appeal. As a result in the first fiscal quarter 2011 we paid approximately $410 including penalties of $206. In accordance with the terms of our agreement with the customer for whom we performed the services, we will seek to be reimbursed by the customer for the penalties incurred.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended September 30, 2010, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

CASPIAN SERVICES, INC.

Date:	February 22, 2011	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	February 22, 2011	By:	/s/ Indira Kalieva
Indira Kalieva
Chief Financial Officer