Form 10-Q
period 2011-03-31
CASPIAN SERVICES INC
filed 2011-05-16
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No☑

As of May 12, 2011, the registrant had 52,213,757 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	March 31,	September 30,
	2011	2010
ASSETS
Current Assets
Cash	$ 11,367	$ 5,707
Trade accounts receivable, net of allowance of $6,793 and $3,420, respectively	7,511	17,036
Trade accounts receivable from related parties, net of allowance of $19 and $3,562, respectively	3,728	137
Other receivables, net of allowance of $343 and $339, respectively	529	536
Inventories	1,740	1,711
Inventories held for sale, net of allowance of $1,086 and $1,919, respectively	554	576
Current assets of entity held for sale	412	-
Prepaid taxes	3,872	2,472
Advances paid	293	528
Deferred tax assets	2,311	1,892
Prepaid expenses and other current assets	1,574	1,893
Total Current Assets	33,891	32,488
Vessels, equipment and property, net	69,861	73,118
Drydocking costs, net	226	348
Goodwill	4,540	4,486
Intangible assets, net	141	164
Long-term prepaid taxes	5,478	5,402
Investments	14	-
Long-term other receivables, net of current portion	1,278	1,255
Total Assets	$ 115,429	$ 117,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$ 3,084	$ 4,126
Accounts payable to related parties	17	533
Accrued expenses	659	1,612
Accrued taxes	4,120	3,344
Deferred revenue	-	1,392
Current liabilities of entity held for sale	152	-
Accelerated put option liability	14,814	13,644
Long-term debt - current portion	60,856	58,176
Total Current Liabilities	83,702	82,827
Long-term deferred revenue from related parties	3,217	3,278
Long-term deferred income tax liability	251	57
Total Long-Term Liabilities	3,468	3,335
Total Liabilities	87,170	86,162
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares issued and outstanding	53	53
Additional paid-in capital	64,677	64,617
Accumulated deficit	(17,232)	(14,659)
Accumulated other comprehensive loss	(13,289)	(14,095)
Equity attributable to Caspian Services, Inc. Shareholders	34,209	35,916
Deficit attributable to noncontrolling interests	(5,950)	(4,817)
Total Equity	28,259	31,099
Total Liabilities and Equity	$ 115,429	$ 117,261

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Revenues
Vessel revenues (which includes $4 and $661 from related parties for the three and six months ended March 31, 2010, respectively)	$ 4,739	$ 3,939	$ 15,093	$ 9,090
Geophysical service revenues (which includes $3,011 and $3,970 from related parties for the three and six months ended March 31, 2011, respectively)	5,871	6,176	10,454	14,083
Marine base service revenues (which includes $257 and $387 from related parties for the three and six months ended March 31, 2011, respectively)	359	137	594	136
Total Revenues	10,969	10,252	26,141	23,309

Operating Expenses
Vessel operating costs	3,966	3,838	8,732	8,323
Cost of geophysical service revenues (which includes $271 to related parties for the six months ended March 31, 2010 )	1,873	2,188	5,159	6,530
Cost of marine base service	188	-	339	-
Depreciation and amortization	1,901	2,253	3,924	3,977
Impairment loss	3	-	322	-
General and administrative expense	1,925	4,108	5,252	8,685
Total Costs and Operating Expenses	9,856	12,387	23,728	27,515
Income (Loss) from Operations	1,113	(2,135)	2,413	(4,206)

Other Income (Expense)
Interest expense	(2,102)	(1,299)	(4,211)	(1,971)
Foreign currency transaction income (loss)	214	(556)	181	(1,038)
Interest income	6	5	20	10
Income from equity method investees	-	99	-	154
Other non-operating income (loss), net	(80)	61	165	34
Net Other Expense	(1,962)	(1,690)	(3,845)	(2,811)

Loss Before Income Tax	(849)	(3,825)	(1,432)	(7,017)
Benefit from (provision for) income tax	(493)	(114)	(1,357)	888
Net loss from continuing operations, net discontinued operations	(1,342)	(3,939)	(2,789)	(6,129)
Loss from discontinued operations	(796)	(26)	(861)	(32)
Net loss	(2,138)	(3,965)	(3,650)	(6,161)
Net loss (income) attributable to noncontrolling interests	617	383	1,077	(130)
Net loss attributable to Caspian Services, Inc	$ (1,521)	$ (3,582)	$ (2,573)	$ (6,291)
Basic Loss per Share	$ (0.03)	$ (0.07)	$ (0.05)	$ (0.12)
Diluted Loss per Share	$ (0.03)	$ (0.07)	$ (0.05)	$ (0.12)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (3,650)	$ (6,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,924	4,008
Impairment loss	1,099	-
Loss on sale of property and equipment	-	323
Net income in equity method investees	-	(154)
Foreign currency transaction loss (gain)	(181)	1,038
Revaluation of put option liability	996	-
Stock based compensation	59	105
Changes in current assets and liabilities:
Trade accounts receivable	9,480	12,997
Trade accounts receivable from related parties	(3,570)	286
Other receivables	(2)	(1,181)
Inventories	(142)	(159)
Inventories held for sale	28	-
Prepaid taxes	(1,341)	-
Advances paid	207	-
Deferred tax assets	(392)	-
Prepaid expenses and other current assets	325	(5,429)
Long-term prepaid taxes	(11)	-
Accounts payable	(992)	(1,736)
Accounts payable to related parties	(515)	(6,237)
Accrued expenses	2,275	-
Accrued taxes	741	(1,439)
Deferred revenue	(1,495)	3,273
Long-term deferred income tax liability	191	-
Net cash provided by operating activities	$ 7,034	$ (466)

Cash flows from investing activities:
Investment in securities	(14)	-
Purchase of intangible assets	-	(31)
Collections on notes receivable	-	101
Payments to purchase vessels, equipment and property	(925)	(6,673)
Net cash used in investing activities	$ (939)	$ (6,603)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	5,000
Payments on long-term debt	(734)	(12,657)
Net cash used in financing activities	$ (734)	$ (7,657)
Effect of exchange rate changes on cash	299	(1,889)
Net change in cash	5,660	(16,615)
Cash at beginning of year	5,707	29,222
Cash at end of year	$ 11,367	$ 12,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 734	$ 42
Cash paid for income tax	1,186	2,075

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$ -	$ 895
Foreign currency translation loss capitalized into Marine Base	-	1,389

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on January 13, 2011.  Operating results for the six-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Marine Base Services – Marine Base Services consists of operating a marine base located at the Port of Bautino on the North Caspian Sea and an operating water desalinization and bottling plant selling potable water. The Company sold its interest in its subsidiary Bauta, including its interest in the water desalinization and bottling plant operated by Bauta, in April 2011 to a non-related third party.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
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

For the three and six months ended March 31, 2011, the Company had 800,000 options outstanding, 528,826 non-vested restricted shares outstanding and 18,044,783  potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and six months ended March 31, 2010, the Company had 3,607,775 options and warrants outstanding, 248,006 non-vested restricted shares outstanding and 15,969,130 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding during the periods ended March 31, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic weighted-average shares outstanding	52,213,757	51,523,542	52,213,757	51,523,542
Effect of dilutive securities and convertible debt:
Options	n/a	n/a	n/a	n/a
Non-vested restricted stock grant	n/a	n/a	n/a	n/a
Convertible debt	n/a	n/a	n/a	n/a
Diluted weighted-average shares outstanding	52,213,757	51,523,542	52,213,757	51,523,542

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to North Caspian Operating Company (“NCOC”) service providers. Loss of this customer could have a material negative effect on the Company. Vessel charter services are provided under contracts with varying terms and through various dates in 2011. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

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
March 31, 2011 (UNAUDITED)
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

Business Condition – As indicated in Note 4 – Notes Payable, the Company has received notification from Altima Central Asia (Master) Fund Ltd. (“Altima”), Great Circle Energy Services, LLC (“Great Circle”) and the European Bank for Reconstruction and Development (“EBRD”) that these lenders believe the Company is in violation of certain covenants of their respective financing agreements. As discussed in more detail in Note 4, on January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Each of these financing agreements have acceleration right features that, in the event of default, allow the lender to declare the loans and accrued interest immediately due and payable.  As a result of these notifications, the Company has included the notes payable and all accrued interest as current liabilities at March 31, 2011. Additionally, these notifications may also trigger an acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2010 the Company had accrued $3,644 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the three and six months ended March 31, 2011 the Company additionally accrued $664 and $1,170 of interest expense, respectively, to reflect the required return on investment for that period.

Should any of these parties determine to exercise their acceleration rights, the Company currently has insufficient funds to repay the obligations individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given the difficulty credit and equity markets and the Company’s current financial condition, the Company believes it would be difficult to obtain new funding to satisfy these obligations.  If the Company were unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.  The Company is currently discussing the possibility of restructuring these agreements with the respective lenders.

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully restructure the financing agreements or to repay the loans by obtaining additional financing or selling business segments or assets.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements —In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and is currently evaluating the impact of the pending adoption of ASU 2010-28.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for fiscal 2012 and the Company is currently evaluating the impact of the pending adoption of ASU 2010-06.

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base can be fully operational.  In March 2010, Balykshi reached agreement with the local authorities to complete the outstanding dredging by June 2011 and as a result, the second phase of the base was commissioned in July 2010.  Balykshi is currently negotiating with potential contractors to complete the dredging which is anticipated to cost between $3,500 and $8,000.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed by June 2011, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure by Balykhsi or the Company to provide financing for, or to timely complete, the dredging works could constitute a default under the EBRD financing agreements.

NOTE 3 –BAUTA DISCONTINUED OPERATIONS

On April 6, 2011, the Company signed an agreement with a non-related third party to sell the Company’s interest in Bauta for $343. As of March 31, 2011, Bauta was considered an entity held for sale with fair value of its net assets of $343. The Company recognized an impairment loss of $777 during the second fiscal quarter of 2011 to adjust the Bauta assets to their fair value. The impaired assets consist of the water desalinization plant and related equipment. These assets were considered impaired based on the anticipated sales.

The $777 impairment loss and Bauta operations are included in the loss from discontinued operations on the consolidated statements of operations. The impairment reduced the current assets held for sale on the consolidated balance sheets. The Bauta assets were classified as current since the sale was expected in the short-term.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 4– NOTES PAYABLE

Notes payable consists of the following:

	March 31,	September 30,
	2011	2010
Unsecured convertible Altima loan and accrued
interest at 13%; due June 2011	$ 21,090	$ 19,832

Unsecured convertible Great Circle loan and accrued
interest at 13%; due December 2011	20,413	19,177

EBRD loan and accrued interest at 7% due May 2015;
secured by property and bank accounts	19,353	19,167

Total Long-term Debt	60,856	58,176
Less: Current Portion	60,856	58,176
Long-term Debt - Net of Current Portion	$ -	$ -

EBRD’s financing agreements contain certain financial and other covenants, the violation of which could be deemed a default under those agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to Balykshi or the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan together with all accrued interest immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would allow EBRD to declare its loan immediately due and payable or payable on demand.  As the EBRD loan is secured, in the event Balykshi is unable to repay the loan, EBRD could have the right to foreclose on the assets and bank accounts of Balykshi and CRE.

In 2008 the Company entered into Facility agreements with Altima and Great Circle.  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matures and becomes due and payable in June 2011.  The Great Circle loan matures and becomes due and payable in December 2011.  The loans bear interest at a rate of 13% per annum.  The Facility agreements contain certain financial and other covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify the Company of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest, immediately due and payable or payable on demand.  At March 31, 2011, the outstanding loan balance and accrued interest on the Altima and Great Circle loans were $21,090 and $20,413, respectively.  The Facility agreements with Altima and Great Circle provide that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable or payable on demand.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has received written notice from Altima and Great Circle that they believe the Company has violated certain covenants contained in the Facility agreement.  EBRD has likewise verbally notified the Company that it believes Balykshi and the Company are in violation of certain covenants of their respective financing agreements.  On January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Great Circle alleges that the parties entered into a Facility agreement and Great Circle loaned the Company $15,000.  Great Circle alleges that the Company has breached certain conditions of the Facility agreement, which have resulted in certain events of default under the Facility agreement.  Great Circle further alleges that the Company has confessed these breaches and that the breaches remain uncured.  Great Circle alleges that the outstanding unpaid principal amount is $15,000 and that it is contractually entitled to accrued interest at the rates provided in the Facility agreement, as well as reasonable attorneys’ fees and costs of the lawsuit.  Great Circle requested a judgment be entered against the Company in favor of Great Circle for:  i) an amount of damages in excess of $10 (to be determined at trial);  ii) Great Circle’s costs and reasonable attorneys’ fees expended in the lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.  Great Circle has granted the Company several extensions of time to file its Answer to the Complaint.  The current extension expires on May 16, 2011.

The Company is engaged in ongoing discussions to restructure the Facility agreements with Altima and Great Circle.  The Company is also in discussion with EBRD about possibly restructuring the terms of the EBRD financing agreements.  There is no guarantee the Company will be successful in restructuring either of the Facility agreements or the EBRD financing agreements.

NOTE 5 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three and six months ended March 31, 2011 was $28 and $59, as compared to $(25) and $105 during the three and six months ended March 31, 2010 and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at March 31, 2011 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2010	622,159	$0.33
Stock granted	-	-
Stock vested	(93,333)	0.25
Stock forfeited	-	-
Non-vested at March 31, 2011	528,826	$0.33

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The value of the non-vested stock under the plan at March 31, 2011 is $95.  As of March 31, 2011 unrecognized stock-based compensation was $105 and will be recognized over the weighted average remaining term of 1.5 years.

NOTE 6 - EQUITY ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The following schedule presents changes in consolidated equity attributable to Caspian Services, Inc. and the noncontrolling interests:

	2011			2010
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30, 2010 and 2009	$ 35,916	$ (4,817)	$ 31,099	$ 63,240	$ (258)	$ 62,982
Comprehensive income (loss):
Net income(loss)	(2,573)	(1,077)	(3,650)	(6,291)	97	(6,194)
Currency translation adjustment	807	(56)	751	2,149	233	2,382
Total comprehensive Income (loss)	(1,766)	(1,133)	(2,899)	(4,142)	330	(3,812)
Amortization of unearned compensation	59	-	59	105	-	105
Ending balance, March 31, 2011 and 2010	$ 34,209	$ (5,950)	$ 28,259	$ 59,203	$ 72	$ 59,275

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

Purchase Commitments – During fiscal 2008, Balykshi entered into agreements with third parties for construction services and supply of equipment. As of March 31, 2011 the Company had fulfilled all its obligations; however, one contractor has claimed an additional charge of $399 for work performed. The Company does not expect to pay this charge as the contractor has not fully performed its obligations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 8– RELATED PARTY TRANSACTIONS

Veritas-Caspian – During 2010, the Company chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

The Company recognized $4 and $661 of revenue for three and six months ended March 31, 2010.

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

The following table summarizes the lease revenue recognized from MOBY for the three and six months ended March 31, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Lease revenue	$ 257	$ -	$ 387	$ -

KazakhstanCaspiShelf – During 2011 and 2010, the Company chartered vessels, rented equipment and purchased assets from KazakhstanCaspiShelf (KCS), a company related through common ownership.  The Company also rented idle equipment to KCS.  The Company also acquired/rendered seismic services from/to KCS.

The following table summarizes the expenses incurred and the revenues recognized with KCS for the three and six months ended March 31, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Seismic services performed to KCS	$ 3,011	$ -	$ 3,970	$ -
Seismic services provided by KCS	-	-	-	271
Equipment rental to KCS	$ -	$ -	$ -	$ 23

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of March 31, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	March 31, 2011	September 30, 2010

Bolz	Seismic services	$ -	$ 3,306
Erkin Oil	Geological services	-	237
Kazakhstancaspishelf	Equipment rental, services and fuel sales	3,494	18
Others	Services provided	253	138
	Allowance for doubtful accounts	(19)	(3,562)
TOTAL		$ 3,728	$ 137

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,346 to BMB Munai LLP (a non-related third party), however if BMB Munai LLP fails to pay the amount due Bolz is still liable to pay. Accordingly, the balance of $3,346 and the corresponding allowance for doubtful accounts of ($3,346) of was moved to Trade Accounts Receivable.

The Company has reviewed the accounts receivable from related parties as of March 31, 2011 on a case by case basis. The Company provided an allowance for doubtful accounts of $19 and $3,562 at March 31, 2011 and September 30, 2010, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

Accounts payable due to related parties as of March 31, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	March 31, 2011	September 30, 2010

Veritas Caspian	Seismic services	$ -	$ 458
Officers	Payroll, travel and compensation	16	65
Others	Services received	1	10
TOTAL		$ 17	$ 533

Long-term deferred revenue from related parties as of March 31, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	March 31, 2011	September 30, 2010

MOBY	Advance received for land rental	$ 3,217	$ 3,278
TOTAL		$ 3,217	$ 3,278

NOTE 9 – FAIR VALUE MEASUREMENTS

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
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Recurring basis:

At March 31, 2011, the Company had one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $13,644 at September 30, 2010.  During the six months ended March 31, 2011, the amount was valued at $14,814, which is the amount the Company would have to pay if EBRD exercised the accelerated put option.

Nonrecurring basis:

As discussed in Note 3, the Company recognized impairment of $777 during the second fiscal quarter 2011 to adjust the Bauta assets to their fair value. The fair value was determined based on the expected exit price of the subsequent sale of Bauta.

Additional impairment loss of $322 was recognized for Balykshi assets during the six months ended March 31, 2011.

NOTE 10 – SEGMENT INFORMATION

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
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. The Vessel Operations, Geophysical Services and Marine Base Services are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Capital Expenditures
Vessel Operations	$ 164	$ 367	$ 552	$ 1,221
Geophysical Services	90	481	210	740
Marine Base Services	14	1,313	58	6,995
Total segments	268	2,161	820	8,956
Corporate assets	-	-	57	-
Less intersegment investments	-	-	-	-
Total consolidated	$ 268	$ 2,161	$ 877	$ 8,956

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Revenues
Vessel Operations	$ 4,739	$ 3,939	$ 15,093	$ 9,090
Geophysical Services	5,871	6,176	10,454	14,083
Marine Base Services	439	209	717	209
Total segments	11,049	10,324	26,264	23,382
Corporate revenue	-	-	-	-
Less intersegment revenues	(80)	(72)	(123)	(73)
Total consolidated	$ 10,969	$ 10,252	$ 26,141	$ 23,309

Depreciation and Amortization
Vessel Operations	$ (907)	$ (1,037)	$ (1,838)	$ (1,994)
Geophysical Services	(624)	(775)	(1,341)	(1,541)
Marine Base Services	(370)	(440)	(743)	(439)
Total segments	(1,901)	(2,252)	(3,922)	(3,974)
Corporate depreciation and amortization	-	(1)	(2)	(3)
Total consolidated	$ (1,901)	$ (2,253)	$ (3,924)	$ (3,977)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	(5)	(21)	(19)	(52)
Marine Base Services	(1,365)	(644)	(2,762)	(644)
Total segments	(1,370)	(665)	(2,781)	(696)
Corporate interest expense	(732)	(634)	(1,430)	(1,275)
Total consolidated	$ (2,102)	$ (1,299)	$ (4,211)	$ (1,971)

Income from Equity Method Investees
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	-	99	-	154
Total segments	-	99	-	154
Corporate income	-	-	-	-
Total consolidated	$ -	$ 99	$ -	$ 154

Income/(Loss) Before Income Tax
Vessel Operations	$ (53)	$ (3,405)	$ 3,105	$ (5,624)
Geophysical Services	2,197	1,841	1,927	1,643
Marine Base Services	(1,956)	(1,367)	(4,397)	(1,339)
Total segments	188	(2,931)	635	(5,320)
Corporate loss	(1,037)	(894)	(2,067)	(1,697)
Total consolidated	$ (849)	$ (3,825)	$ (1,432)	$ (7,017)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Benefit from (Provision for) Income Tax
Vessel Operations	$ (6)	$ 517	$ (537)	$ 1,323
Geophysical Services	(487)	(631)	(820)	(435)
Marine Base Services	-	-	-	-
Total segments	(493)	(114)	(1,357)	888
Corporate provision for income tax	-	-	-	-
Total consolidated	$ (493)	$ (114)	$ (1,357)	$ 888

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	167	117	104	(402)
Marine Base Services	450	266	973	272
Total segments	617	383	1,077	(130)
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ 617	$ 383	$ 1,077	$ (130)

Net Loss/(Income) attributable to Caspian Services Inc.
Vessel Operations	$ (59)	$ (2,888)	$ 2,568	$ (4,301)
Geophysical Services	1,877	1,327	1,211	806
Marine Base Services	(2,302)	(1,127)	(4,285)	(1,099)
Total segments	(484)	(2,688)	(506)	(4,594)
Corporate loss	(1,037)	(894)	(2,067)	(1,697)
Total consolidated	$ (1,521)	$ (3,582)	$ (2,573)	$ (6,291)

			March 31,	September 30,
Segment Assets			2011	2010
Vessel Operations			$ 31,285	$ 33,079
Geophysical Services			29,652	30,088
Marine Base Services			52,158	53,721
Total segments			113,095	116,888
Corporate assets			90,703	89,940
Less intersegment investments			(88,369)	(89,567)
Total consolidated			$ 115,429	$ 117,261

NOTE 11 – SUBSEQUENT EVENTS

In April 2011 the Company signed an agreement with a non-related third party to sell Bauta for $343. As of March 31, 2011, Bauta was considered an entity held for sale with a fair value of its net assets of $343.

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

Business Review

We anticipate demand for our services to remain flat through fiscal 2011 and 2012.  Development of the Kashagan field was again delayed in 2010 and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to future development.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed commitment to the project as they make more concrete plans. Therefore, even though we do not anticipate significant growth over our next two fiscal years, in the longer term (2013 and beyond), we remain optimistic about future prospects.

During the six months ended March 31, 2011, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2011	2010	% change	2011	2010	% change

VESSEL OPERATIONS
Operating Revenue	$ 4,739	$ 3,939	20%	$ 15,093	$ 9,090	66%
Pretax Operating Income/(Loss)	(53)	(3,405)	98%	3,105	(5,624)	155%

GEOPHYSICAL SERVICES
Operating Revenue	$ 5,871	$ 6,176	-5%	$ 10,454	$ 14,083	-26%
Pretax Operating Loss	2,197	1,841	19%	1,927	1,643	17%

MARINE BASE SERVICES
Operating Revenue	$ 439	$ 209	110%	$ 717	$ 209	243%
Pretax Operating Loss	(1,956)	(1,367)	-43%	(4,397)	(1,339)	-228%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(1,037)	(894)	-16%	(2,067)	(1,697)	-22%

Summary of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

               Total revenue during the three months ended March 31, 2011 was $10,969 compared to $10,252 during the three months ended March 31, 2010, an increase of 7%. While revenue from vessel operations increased 20%, this increase was partially offset by the 5% decrease in revenue from geophysical services.

During the quarter ended March 31, 2011, we were able to reduce our operating and administrative costs.  This caused our net loss to decrease to $1,521 during the quarter compared to a net loss of $3,582 during the quarter ended March 31, 2010.

Vessel Operations

Second fiscal quarter 2011 revenue from vessel operations of $4,739 was 20% higher than the same quarter 2010. The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the second fiscal quarter 2010. We were able to improve the vessel utilization rate in the second fiscal quarter 2011, which helped to increase our revenue.

During the three months ended March 31, 2011 vessel operating costs of $3,966 were 3% more than the previous period’s costs.  This increase in vessel operating costs was attributable to the fact we had more vessels in operation, and hence more cost, during the quarter ended March 31, 2011 than during the quarter ended March 31, 2010. Improved operating margin was due to the fact that we were able to charter some vessels without staff thus not incurring additional operating costs.

Increased activity meant our loss from vessel operations down to $59, compared to a loss of $2,888 in the second fiscal quarter of 2010.

Geophysical Services

Revenue from seismic operations was higher compared to our expectations of a sluggish market, but was 5% lower compared to the same period last year. The local market is still depressed by the difficult local credit market and we continue to struggle to obtain payment from overdue accounts. We are taking legal action to obtain payment on overdue accounts where possible but this is expensive in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.

We reduced our operating costs by 14% in line with the decline in revenue; further reduction was limited since we had to use costly rented equipment in order to complete one of our seismic projects. As a result, net income from geophysical operations grew to $1,877 during the second fiscal quarter 2011 compared to an income of $1,327 in the second fiscal quarter 2010.

Marine Base Services

Our revenues during the second fiscal quarter 2011 were insufficient to cover our fixed costs, including depreciation and interest expense.  The latter substantially increased, as prior to the completion of the marine base interest expense was partially capitalized as part of construction costs.  After substantial completion of the base, the interest was expensed.

In April 2011 we signed the agreement with non-related third party to sell Bauta. The impairment of  Bauta’s assets of $777 was recognized during the second fiscal quarter 2011.   This caused our marine base services loss to grow to $2,302 compared to a loss of $1,127 during the second fiscal quarter 2010.

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

Corporate Administration

During the second fiscal quarter 2011, net loss from corporate administration was $1,037 compared to $894 during the second fiscal quarter 2010. The increase in net loss during fiscal 2011 is mainly attributable to interest accrued on the EBRD put option.

General and Administrative Expenses

General and administrative expenses decreased 53% to $1,925 during the quarter ended March 31, 2011. This decrease is mainly due to withholding tax expense of $750 over-estimated at the end of fiscal 2010 and adjusted in the second fiscal quarter 2011. The effect of this transaction was coupled with the accrual of $340 of tax penalties during the second fiscal quarter 2010.  Additional savings were incurred in connection with the replacement of three highly compensated executives with less expensive employees during fiscal 2010.

Depreciation

Depreciation expense decreased from $2,253 to $1,901, or 16%, during the second fiscal quarter 2011. This decrease was caused by less dry-dock costs amortized during the quarter.

Exchange Loss

During the second fiscal quarter 2011 we realized an exchange income of $214 compared to an exchange loss of $556 in 2010. This was caused mainly by an increase in the value of the Euro during the second fiscal quarter 2011. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $2,102 was $803 higher during the three months ended March 31, 2011 than during the three months ended March 31, 2010. This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of operations of the marine base.  Additionally, interest expense of $664 was accrued to reflect our liabilities on the potential accelerated put option.

Net Other Expenses

Net other expenses increased 16% to $1,962 during the second fiscal quarter 2011.  In addition to the increases in interest expense discussed above, net other expenses also increased as a result of lower income from equity method investees.

Benefit from (Provision for) Income Tax

During the three months ended March 31, 2011 we had a provision for income tax of $493 compared to a provision for income tax of $114 during the three months ended March 31, 2010. This difference was caused by the fact that significant taxable income was recognized during the three months ended March 31, 2011, in Tatarka and CSG Branch while we had taxable losses during the three months ended March 31, 2010. Each entity is taxed separtely in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $1,521 or $0.03 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2010 we realized a net loss attributable to Caspian Services, Inc. of $3,582 or $0.07 per share on a basic and diluted basis.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010

Total revenue during the six months ended March 31, 2011 was $26,141 compared to $23,309 during the six months ended March 31, 2010, an increase of 12%.  This increase is mostly attributable to a 66% increase in revenue from vessel operations.  The growth in vessel operation revenue was only partially offset by a 26% decrease in geophysical services revenue.

We were able to reduce our operating and administrative costs, which caused our net loss to decrease to $2,573 during the six months ended March 31, 2011 compared to a loss of $6,291 during the comparable period of our prior fiscal year.

Vessel Operations

During the six months ended March 31, 2011 revenue from vessel operations of $15,093 was 66% higher than during the same period of the previous year. The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the six months ended March 31, 2010. We were able to improve the vessel utilization rate during the first six months of fiscal 2011, which helped to increase our revenue.

During the six months ended March 31, 2011 vessel operating costs of $8,732 were 5% more than during the six months ended March 31, 2010.  This increase in vessel operating costs was attributable to the fact we had more vessels in operation, and hence more cost, during the six months ended March 31, 2011 than during the six months ended March 31, 2010. Improved operating margin was due to the fact that we were able to charter some vessels without staff thus not incurring additional operating costs.

Increased activity meant our income from vessel operations grew to $2,568 during the first six months of fiscal 2011, compared to a loss of $4,301 during the first six months of fiscal 2010.

Geophysical Services

As discussed above, seismic operations revenue was higher than our expectations of a sluggish market, but was 26% lower compared to the same period last year. We were able to reduce our operating costs by 21% in line with the decline in revenue; however, further reduction was limited since we had to use costly rented equipment in order to complete one of our seismic projects. As a result, the net income from geophysical operations grew to $1,211 during the six months ended March 31, 2011 compared to an income of $806 during the six months ended March 31, 2010.

Marine Base Services

Our revenues during the six months ended March 31, 2011 were insufficient to cover our fixed costs, including depreciation and interest expense.  The latter substantially increased, as prior to the completion of the marine base interest expense was partially capitalized as part of construction costs.  After substantial completion of the base, the interest was expensed.

In April 2011 we signed the agreement with non-related third party to sell Bauta. The impairment loss of Bauta’s assets of $777 was recognized during the second fiscal quarter 2011. This caused our marine base services loss to grow to $4,285 compared to a loss of $1,099 during t the six months ended March 31, 2010.

As discussed above in the three month comparison, we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to commence in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be profitable.

Corporate Administration

During the six months ended March 31, 2011 net loss from corporate administration was $2,067 compared to $1,697 during the same period ended March 31, 2010.  The increase in net loss during fiscal 2011 is mainly attributable to put option interest accrued during the six months ended March 31, 2011.

General and Administrative Expenses

General and administrative expense decreased by $3,433 or 40% for the six months ended March 31, 2011 compared to the same period ended March 31, 2010. This decrease is mainly due to withholding tax expense of $750 over-estimated at the end of fiscal 2010 and adjusted in the second fiscal quarter 2011. The effect of this transaction was coupled with the accrual of $340 of tax penalties during the second fiscal quarter 2010.  Additional savings were incurred in connection with the replacement of three highly compensated executives with less expensive employees during fiscal 2010.

Depreciation

Depreciation expense decreased by $53 or 1% to $3,924 during the six months ended March 31, 2011 compared to the same period ended March 31, 2010. This decrease was caused by less dry-dock costs amortized during the six months ended March 31, 2011.

Interest Expense

Interest expense during the six months ended March 31, 2011 increased to $4,211, or 114% compared to the six months ended March 31, 2010. This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of operations of the marine base.  Additionally, interest expense of $1,170 was accrued to reflect our liabilities on the potential accelerated put option.

Foreign Currency Transaction Loss

During the six months ended March 31, 2011 we realized an exchange income of $181 compared to an exchange loss of $1,038 during the same period ended March 31, 2010.  This was caused mainly by an increase in the value of the Euro during the six months ended March 31, 2011. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 37% to $3,845 during the six months ended March 31, 2011.  In addition to the increases in interest expense discussed above, net other expenses also increased as a result of lower income from equity method investees.

Benefit from (provision for) income tax

During the six months ended March 31, 2011 we made a provision for income taxes of $1,357 compared to a benefit of $888 during the six months ended March 31, 2010.  This difference was caused by the fact that significant taxable income was recognized during the six months ended March 31, 2011, in Tatarka and CSG Branch while we had taxable losses during the six months ended March 31, 2010. Each entity is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2011 net loss attributable to Caspian Services, Inc. decreased 59% to $2,573 or $0.05 per share on a basic and diluted basis.  By comparison, during the six months ended March 31, 2010 we realized a net loss attributable to Caspian Services, Inc. of $6,291 or $0.12 per share on a basic and diluted basis.

Liquidity and Capital Resources

At March 31, 2011 we had cash on hand of $11,367 compared to cash on hand of $5,707 at September 30, 2010. At March 31, 2011 total current liabilities exceeded total current assets by $49,811.  That was mainly due to the loans with Altima, Great Circle and EBRD, as well as the EBRD put option, being classified as current liabilities.  We also have certain obligations under the EBRD financing agreements to complete dredging works which are estimated to range between $3,500 and $8,000 and to assist our subsidiary Balykshi with its working capital needs.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

In 2008 we entered into Facility agreements with Altima and Great Circle.  Pursuant to those Facility agreements, each party loaned us $15,000.  The Altima loan matures and becomes due in full June 2011.  As of March 31, 2011 the outstanding loan balance and accrued interest on the Altima loan was $21,090.  The Great Circle loan matures and becomes due in December 2011.  As of March 31, 2011, the outstanding loan balance and accrued interest on the Great Circle loan was $20,413.  These loans are unsecured and bear interest at a rate of 13% per annum.

The Facility agreements contain certain financial and other covenants, the violation of which could be deemed an event of default.  Pursuant to the Facility agreements, upon the occurrence of an event of default the lender may notify us of such event of default and of its intent to exercise its acceleration rights under the Facility agreement.  The acceleration rights allow the lender to declare the loan, including all accrued interest immediately due and payable or payable on demand.  Each Facility agreement provides that in the event any indebtedness of the Company is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default allowing the lender to declare its loan immediately due and payable.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base.  As of March 31, 2011 the outstanding loan balance and accrued interest of the EBRD loan was approximately $19,353.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under the financing agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property and bank accounts of Balykshi and Caspian Real Estate Ltd.

In connection with the EBRD financing, EBRD also made a $10,000 equity investment to purchase a 22% equity interest in Balykshi.  To secure that funding we were required to grant EBRD a put option whereby EBRD can require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties.  In the event there is a change in control of the Company, EBRD may, but is not required to exercise its put right to require the Company to repurchase the equity interest at its fair market value.

The put option also contains an acceleration right in the event: (i) any financial debt of Balykhsi in excess of $1,000 is not paid when due, or a default of any nature occurs and such financial debt becomes prematurely due and payable or is placed on demand; (ii) any party to the financing agreements (other than EBRD) fails to meet the obligations under of any of the financing agreements between Balykshi, the Company and EBRD; (iii) any actions are taken or proceeding instituted that would result in the Company’s bankruptcy, insolvency, reorganization or similar action, or the Company’s consenting to any such action or proceeding;  (iv) any representation or warranty made of confirmed by the Company or Balykshi is found to be false or misleading when made or confirmed.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return.

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs under the financing agreements.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base by June 2011.  We anticipate the cost of dredging will be approximately $3,500 to $8,000.  If we do not complete the dredging by June 2011, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding for or to timely complete dredging could result in an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

As discussed above, we have received written notice from Great Circle and Altima that they believe the Company has violated certain covenants contained in the respective Facility agreements and Great Circle has filed a lawsuit against the Company in connection with the breaches of its Facility agreement.  EBRD has likewise verbally notified us that it believes Balykshi and the Company are in violation of certain financial covenants of their financing agreements.  To date, Altima, Great Circle and EBRD have not taken action to increase or accelerate the debt obligations we owe them and EBRD has taken no action to their put right at this time.

If Altima, Great Circle and EBRD were each to accelerate repayment of their respective loans, guarantees and the put option, as of March 31, 2011 those obligations totaled nearly $76,000.  If we were unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment of their loans, including forcing the Company into bankruptcy.  Because the EBRD funding is collateralized by the assets and bank accounts of Balykshi and Caspian Real Estate Limited, in the event we were forced into bankruptcy, or other proceedings, EBRD could elect to exercise its rights under the EBRD financing agreements and foreclose on the assets and accounts of Balykshi and Caspian Real Estate Limited.  The Great Circle and Altima loans are unsecured and not collateralized by the assets of the Company or any of its subsidiaries.

We are engaged in ongoing negotiations with Altima, Great Circle and EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing Facility agreements and financing agreements, and the sale of Company assets and subsidiaries.  At this time, the Company has not reached definitive agreements with Altima, Great Circle or EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  Similarly, there is no guarantee that Altima, Great Circle or EBRD will continue to forbear from accelerating repayment of their loans or the put option.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2011 and 2010.

	Period ended March 31,
	2011	2010

Net cash provided by / (used in) operating activities	$ 7,034	$ (466)
Net cash used in investing activities	(939)	(6,603)
Net cash used in financing activities	(734)	(7,657)
Effect of exchange rate changes on cash	299	(1,889)

Net Change in Cash	$ 5,660	$ (16,615)

Net cash flow from operations for the six months ended March 31, 2011 was positive, as a result of cash inflow from our customers of $9,480.

Net cash used in investing activities for the six months ended March 31, 2011 mostly represents the payments for vessel equipment and dry-docking costs.

Net cash used in financing activities for the six months ended March 31, 2011 represents the payment of interest on the EBRD loan.

Financing

For details regarding recent financing activities please refer to Note 4 Notes Payable to our Condensed Consolidated Financial Statements.

Summary of Material Contractual Commitments

	Payment Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from Altima Central Asia	21,090	21,090	-	-	-
Loans from Great Circle	20,413	20,413	-	-	-
Loans from EBRD	19,353	19,353	-	-	-
Accelerated put option liability	14,814	14,814	-	-	-
Operating leases - vessels	6,882	6,882	-	-	-
Operating leases - other than vessels	1,504	1,504	-	-	-
Purchase commitments	421	421	-	-	-
Total	$ 84,477	$ 84,477	$ -	$ -	$ -

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,919 at March 31, 2011.

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

As of September 30, 2010 and March 31, 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD has agreed to reduce the financial ratios of the MOBY Loan through March 31, 2011.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $14,814.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $322 during the six months ended March 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2011, our internal controls over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained the law firm of Price, Parkinson & Kerr to represent the Company in this matter.  Great Circle has granted several extension of time for the Company to file its Answer to the Complaint.  The current extension expires on May 16, 2011.

Item 1A.  Risk Factors

During the quarter ended March 31, 2011 there were no material changes in the risk factors previously described in Item 1A of our annual report on Form 10-K for the year ended September 30, 2010 and filed with the SEC on January 13, 2011.

Item 3.  Defaults Upon Senior Securities

See Note 4 – Notes Payable to our Condensed Consolidated Financial Statements contained in this quarterly report.

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

CASPIAN SERVICES, INC.

Date:	May 16, 2011	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	May 16, 2011	By:	/s/ Indira Kalieva
Indira Kalieva
Chief Financial Officer