Form 10-Q
period 2011-06-30
CASPIAN SERVICES INC
filed 2011-08-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2011, the registrant had 52,213,757 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	June 30,	September 30,
	2011	2010
ASSETS
Current Assets
Cash	$8,803	$5,707
Trade accounts receivable, net of allowance of $6,649 and $6,726, respectively	10,562	17,036
Trade accounts receivable from related parties, net of allowance of $0 and $256, respectively	3,226	137
Other receivables, net of allowance of $342 and $339, respectively	265	536
Inventories	1,775	1,711
Inventories held for sale, net of allowance of $1,002 and $1,919, respectively	552	576
Prepaid taxes	3,245	2,472
Advances paid	666	528
Deferred tax assets	1,649	1,892
Prepaid expenses and other current assets	1,266	1,893
Total Current Assets	32,009	32,488
Vessels, equipment and property, net	69,054	73,118
Drydocking costs, net	331	348
Goodwill	4,523	4,486
Intangible assets, net	163	164
Long-term prepaid taxes	5,408	5,402
Investments	14	-
Long-term other receivables, net of current portion	1,226	1,255
Total Assets	$112,728	$117,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,495	$4,126
Accounts payable to related parties	20	533
Accrued expenses	779	1,612
Accrued taxes	2,785	3,344
Deferred revenue	-	1,392
Accelerated put option liability	15,313	13,644
Long-term debt - current portion	61,747	58,176
Total Current Liabilities	85,139	82,827
Long-term deferred revenue from related parties	3,155	3,278
Long-term deferred income tax liability	301	57
Total Long-Term Liabilities	3,456	3,335
Total Liabilities	88,595	86,162
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares issued and outstanding	53	53
Additional paid-in capital	64,706	64,617
Accumulated deficit	(20,690)	(14,659)
Accumulated other comprehensive loss	(13,521)	(14,095)
Equity attributable to Caspian Services, Inc. Shareholders	30,548	35,916
Deficit attributable to noncontrolling interests	(6,415)	(4,817)
Total Equity	24,133	31,099
Total Liabilities and Equity	$112,728	$117,261

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues
Vessel revenues (which includes $664 from related parties for the nine months ended June 30, 2010)	$7,928	$6,769	$23,021	$15,859
Geophysical service revenues (which includes $84 and $4,070 from related parties for the three and nine months ended June 30, 2011, respectively)	143	1,225	10,597	15,308
Marine base service revenues (which includes $163 and $457 from related parties for the three and nine months ended June, 2011, respectively; and $38 for the three and nine months ended June, 2010)	282	52	876	188
Total Revenues	8,353	8,046	34,494	31,355

Operating Expenses
Vessel operating costs	5,021	5,204	13,753	13,527
Cost of geophysical service revenues (which includes $283 to related parties for the nine months ended June 30, 2010 )	826	1,448	5,985	7,978
Cost of marine base service	298	84	637	84
Depreciation and amortization	1,781	2,228	5,705	6,205
Impairment loss	-	-	322	-
General and administrative expense	3,059	2,927	8,311	11,612
Total Costs and Operating Expenses	10,985	11,891	34,713	39,406
Loss from Operations	(2,632)	(3,845)	(219)	(8,051)

Other Income (Expense)
Interest expense	(1,740)	(1,150)	(5,951)	(3,121)
Foreign currency transaction income (loss)	456	(573)	637	(1,611)
Interest income	6	5	26	15
Loss from equity method investees	-	(373)	-	(219)
Other non-operating income (loss), net	60	(38)	225	(4)
Net Other Expense	(1,218)	(2,129)	(5,063)	(4,940)

Loss from Continuing Operations Before Income Tax	(3,850)	(5,974)	(5,282)	(12,991)
Benefit from (provision for) income tax	198	389	(1,159)	1,277
Loss from continuing operations	(3,652)	(5,585)	(6,441)	(11,714)
Loss from discontinued operations	(265)	(114)	(1,126)	(146)
Net loss	(3,917)	(5,699)	(7,567)	(11,860)
Net loss attributable to noncontrolling interests	459	603	1,536	473
Net loss attributable to Caspian Services, Inc	$(3,458)	$(5,096)	$(6,031)	$(11,387)
Basic and diluted loss per share from continuing operations	$(0.07)	$(0.11)	$(0.12)	$(0.22)
Basic and diluted loss per share from net loss	$(0.08)	$(0.11)	$(0.14)	$(0.23)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,567)	$(11,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,705	6,251
Provision for losses on trade accounts receivable	-	1,687
Provision for accounts receivable from related parties	-	(205)
Provision for other accounts receivable	-	2
Impairment loss	1,099	-
Loss on sale of property and equipment	-	369
Net income in equity method investees	-	219
Foreign currency transaction loss (gain)	(637)	1,611
Accretion of put option liability	1,553	-
Stock based compensation	88	127
Changes in current assets and liabilities:
Trade accounts receivable	6,605	13,429
Trade accounts receivable from related parties	(3,083)	428
Other receivables	6	85
Inventories	(49)	(164)
Inventories held for sale	28	(807)
Prepaid taxes	(747)	(2,302)
Advances paid	(136)	(663)
Deferred tax assets	258	(1,756)
Prepaid expenses and other current assets	638	(508)
Long-term prepaid taxes	39	(1,896)
Long-term other receivables, net of current portion	46	(132)
Accounts payable	322	(4,495)
Accounts payable to related parties	(516)	(2,799)
Accrued expenses	3,469	2,655
Accrued taxes	(587)	(1,939)
Deferred revenue	(1,551)	(46)
Long-term deferred income tax liability	243	1,315
Net cash provided by (used in) operating activities	$5,226	$(1,521)

Cash flows from investing activities:
Investment in securities	(14)	-
Investment in joint venture	-	(5)
Purchase of intangible assets	-	(66)
Collections on notes receivable	-	101
Proceeds from sale of property and equipment	-	3
Payments to purchase vessels, equipment and property	(2,275)	(9,930)
Net cash used in investing activities	$(2,289)	$(9,897)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	6,800
Payments on long-term debt	(734)	(13,086)
Net cash used in financing activities	$(734)	$(6,286)
Effect of exchange rate changes on cash	893	(1,636)
Net change in cash	3,096	(19,340)
Cash at beginning of period	5,707	29,222
Cash at end of period	$8,803	$9,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$734	$52
Cash paid for income tax	1,232	2,084

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$-	$1,185
Foreign currency translation loss capitalized into Marine Base	-	1,044

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on January 13, 2011.  Operating results for the nine-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Discontinued Operations — Upon determining to dispose of operations, all prior periods presented are restated to separately account for the discontinued operations.

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

Marine Base Services — Marine Base Services consists of operating a marine base located at the Port of Bautino on the North Caspian Sea and operating a water desalinization and bottling plant selling potable water. The Company sold its interest in its subsidiary Bauta, the water desalinization and bottling plant, in April 2011 to a non-related third party.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Basic and Diluted Loss Per Share — Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

For the three and nine months ended June 30, 2011, the Company had 800,000 options outstanding, 560,492 non-vested restricted shares outstanding and 18,576,467  potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended June 30, 2010, the Company had 3,607,775 options and warrants outstanding, 99,497 non-vested restricted shares outstanding and 16,442,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding during the periods ended June 30, 2011 and 2010:

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
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 9 for discussion of the fair value of the long-term derivative put option liability.

Business Condition — In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC (“Great Circle”). Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000 (the “Loans”).  The Altima loan matured and became due and payable in June 2011.  The Great Circle loan matures and becomes due and payable in December 2011.  The Loans bear interest at a rate of 13% per annum.  On June 20, 2011 and July 1, 2011 an otherwise unrelated individual (“Investor”) acquired all right, title and interest in and to the Loans.

On August 3, 2011 the Company entered into a Loan Consolidation and Restructuring Agreement (the “Loan Restructuring Agreement”) with the Investor.  As discussed in more detail in Note 4 – Notes Payable, the Loan Restructuring Agreement sets forth terms and conditions for consolidating and restructuring the Loans.

Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure the EBRD financing agreements.  Until the Closing of the Loan Restructuring Agreement and execution of the New Note, the restructured loan will be treated as a current liability.

The Company has received notice from the EBRD that it believes the Company and Balykshi are in violation of certain covenants of the EBRD financing agreements. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result of this uncertainty, the Company has included the EBRD note payable and all accrued interest as a current liabilities at June 30, 2011. Additionally, this notification may also trigger an acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2010 the Company had accrued $3,644 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the three and nine months ended June 30, 2011 the Company accrued an additional $499 and $1,669 of interest expense, respectively, to reflect the required return on investment for that period.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Should the Loan Restructuring Agreement not close, or should EBRD determine to exercise its acceleration rights, the Company currently has insufficient funds to repay the obligations individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be difficult to obtain new funding to satisfy these obligations.  If the Company were unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully close the Loan Restructuring Agreement, including among other things, the Investor reaching agreement with EBRD to restructure the EBRD financing agreements, or to repay its debt obligations by obtaining additional financing or selling business segments or assets.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements — In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and is currently evaluating the impact of the pending adoption of ASU 2010-28.

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

NOTE 2 — ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base can be fully operational.  In March 2010, Balykshi reached agreement with the local authorities to complete the outstanding dredging and as a result, the second phase of the base was commissioned in July 2010.  Balykshi is currently negotiating with potential contractors to complete the dredging which is anticipated to cost between $3,500 and $8,000.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure by Balykhsi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 — BAUTA DISCONTINUED OPERATIONS

On April 6, 2011, the Company sold its interest in Bauta to an unrelated third party for $343. The impairment loss of $777 is included in the Bauta operating loss totaling $1,126 and is included in the loss from discontinued operations on the consolidated statements of operations. The discontinued operations loss per share was $0.01 and $0.02 for the three and nine months ended June 30, 2011, respectively. The discontinued loss per share was $0.00 and $0.01 for the three and nine months ended June 30, 2010.

On April 6, 2011 the assets and liabilities of Bauta consisted of the following:

April 6,
Balance Account	2011

Total Assets	$412
Total Liabilities	(152)
Net Assets	$260

The summary of discontinued operations for Bauta are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$345	$575	$989
Loss from discontinued operations	$265	$114	$1,126	$146

NOTE 4 — NOTES PAYABLE

Notes payable consists of the following:

	June 30,	September 30,
	2011	2010
Unsecured convertible Altima loan and accrued
interest at 13%; assumed by new creditor in June 2011	$21,616	$19,832

Unsecured convertible Great Circle loan and accrued
interest at 13%; assumed by new creditor in July 2011	20,648	19,177

EBRD loan and accrued interest at 7% due May 2015;
secured by property and bank accounts	19,483	19,167

Total Long-term Debt	61,747	58,176
Less: Current Portion	61,747	58,176
Long-term Debt - Net of Current Portion	$-	$-

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

EBRD’s financing agreements contain certain financial and other covenants, the violation of which could be deemed a default under those agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to Balykshi or the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan together with all accrued interest immediately due and payable or payable on demand.  The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would allow EBRD to declare its loan immediately due and payable or payable on demand.  As the EBRD loan is secured, in the event Balykshi is unable to repay the loan, EBRD could have the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base.  EBRD has verbally notified the Company that it believes Balykshi and the Company are in violation of certain covenants of their respective financing agreements. The Company is in discussion with EBRD about possibly restructuring the terms of the EBRD financing agreements.  There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

In 2008 the Company entered into Facility agreements with Altima and Great Circle.  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 and was assumed by the Investor in June 2011.  The Great Circle loan matures and becomes due and payable in December 2011.  The loans bear interest at a rate of 13% per annum.  On May 23, 2011, the Company entered into a non-binding Loan Retirement/Restructuring Term Sheet with the Investor outlining an agreement in principle for a potential restructuring of the Altima and Great Circle Facility Agreements  in the event the investor is successful in acquiring both Loans.

During June and July 2011, the Investor was successful in acquiring the Loans.  On August 3, 2011, the Company and the Investor signed the Loan Restructuring Agreement to consolidate and restructure the Loans as follows:

The Loans will be consolidated and restructured into a single restructured loan obligation in the amount of $43,246 and will be repaid as follows:

•	the Company made a cash payment to the Investor on August 4, 2011 in the amount of $6,000 which shall be credited to a reduction of principal under the restructured loan, as of July 31, 2011;
•
the Company shall, at the closing, issue to the Investor 90,000 shares of restricted common stock of the Company at the agreed price of $0.12 per share, for a total of $10,800 which amount will be immediately credited against the principal of the restructured loan as if the common stock had been delivered on July 31, 2011; and

•	the balance of the restructured loan will be evidenced by a new secured convertible promissory note (the “New Note”) in the principal amount of $26,446.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The New Note will be secured by a first position security interest in the following described assets of the Company and its subsidiaries under the terms of applicable security agreements:

•	all assets and 100% of the shares in CSGL, CGEO, Caspian LLP, TatArka, KMG and Veritas-Caspian;
•	all geophysical equipment of the Company’s subsidiaries, excluding all equipment of Veritas Caspian LLP;
•	all marine vessels and small size craft fleet of the Company’s subsidiaries;
•	cash flows of all the Company’s subsidiaries not under pledge to EBRD, except as required to fulfill obligations as set forth in the Loan Restructuring Agreement; and
•	any and all moveable and immoveable assets of the Company’s subsidiaries not under pledge to EBRD.

The New Note will have a term of three years, will bear interest at 12% per-annum with semi-annual interest payments to be paid in arrears, with the possibility of switching to quarterly interest payments.  The principal amount under the new convertible note will be payable at maturity.  The Investor will have the right, at his election, to convert the principal of the new convertible note, or any portion thereof, to restricted common stock of the Company at a price of $0.10 per share.

The closing of the Loan Restructuring Agreement is subject to, among other things, execution of an agreement between the Investor and EBRD to restructure the financing agreements between the Company and EBRD.

NOTE 5 — STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three and nine months ended June 30, 2011 was $28 and $88, as compared to $22 and $127 during the three and nine months ended June 30, 2010 and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at June 30, 2011 follows:

		Weighted Average
	Non-Vested	Date Fair Grant
	Shares	Value Per Share

Non-vested at September 30, 2010	622,159	$ 0.33
Stock granted	-	-
Stock vested	(93,333)	0.27
Stock forfeited	-	-
Non-vested at June 30, 2011	528,826	$ 0.34

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The value of the non-vested stock under the plan at June 30, 2011 is $95.  As of June 30, 2011 unrecognized stock-based compensation was $105 and will be recognized over the weighted average remaining term of 1.5 years.

NOTE 6 — EQUITY ATTRIBUTABLE TO CASPIAN SERVICES INC. AND NONCONTROLLING INTERESTS

The following schedule presents changes in consolidated equity attributable to Caspian Services, Inc. “(CSI)” and the noncontrolling interests:

	2011			2010
	Equity	Attributable to		Equity	Attributable to
	Attributable	Noncontrolling	Total	Attributable	Noncontrolling	Total
	To CSI	Interests	Equity	To CSI	Interests	Equity
Beginning balance, September 30, 2010 and 2009	$35,916	$(4,817)	$31,099	$63,240	$(258)	$62,982
Comprehensive loss:
Net loss	(6,031)	(1,536)	(7,567)	(11,387)	(600)	(11,987)
Currency translation adjustment	575	(62)	513	1,970	199	2,169
Total comprehensive loss	(5,456)	(1,598)	(7,054)	(9,417)	(401)	(9,818)
Amortization of unearned compensation	88	-	88	127	-	127
Ending balance, June 30, 2011 and 2010	$30,548	$(6,415)	$24,133	$53,950	$(659)	$53,291

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

Purchase Commitments — During fiscal 2008, Balykshi entered into agreements with third parties for construction services and supply of equipment. As of June 30, 2011 the Company had fulfilled all its obligations; however, one contractor has claimed an additional charge of $399 for work performed. The Company does not expect to pay this charge as the contractor has not fully performed its obligations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 8– RELATED PARTY TRANSACTIONS

Veritas-Caspian — During 2010, the Company chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

The Company recognized $664 of revenue for nine months ended June 30, 2010.

MOBY — During October 2008, the Company entered into a lease agreement with MOBY for the lease of three hectares of space at the marine base to operate a vessel repair and drydock facility. The Company owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

The following table summarizes the lease revenue recognized from MOBY for the three and nine months ended June 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Lease revenue	$ 163	$ 38	$ 457	$ 38

KazakhstanCaspiShelf — During 2011 and 2010, the Company chartered vessels and rented equipment from KazakhstanCaspiShelf (KCS), a company related through common ownership.  The Company also rented idle equipment to KCS.  The Company also acquired/rendered seismic services from/to KCS.

The following table summarizes the expenses incurred and the revenues recognized from KCS for the three and nine months ended June 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Seismic services performed for KCS	$84	$-	$4,070	$-
Seismic services provided by KCS	-	-	-	283
Equipment rental to KCS	$-	$-	$-	$25

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of June 30, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	June 30, 2011	September 30, 2010

Erkin Oil	Geological services	$-	$237
Kazakhstancaspishelf	Equipment rental, services and fuel sales	2,892	18
Officers	Travel and other indirect costs	10	-
Others	Services provided	324	138
	Allowance for doubtful accounts	-	(256)
TOTAL		$3,226	$137

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,334 to BMB Munai LLP (a non-related third party), however, if BMB Munai LLP fails to pay the amount due, Bolz is still liable to pay. Accordingly, the balance of $3,334 and the corresponding allowance for doubtful accounts of ($3,334) was moved to Trade Accounts Receivable.

The Company has reviewed the accounts receivable from related parties as of June 30, 2011 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $0 and $256 at June 30, 2011 and September 30, 2010, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

Accounts payable due to related parties as of June 30, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	June 30, 2011	September 30, 2010

Veritas Caspian	Seismic services	$-	$458
Officers	Payroll, travel and compensation	-	65
Others	Services received	20	10
TOTAL		$20	$533

Long-term deferred revenue from related parties as of June 30, 2011 and September 30, 2010 consisted of the following:

Related Party's Name	Description	June 30, 2011	September 30, 2010

MOBY	Advance received for land rental	$3,155	$3,278
TOTAL		$3,155	$3,278

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Recurring basis:

At June 30, 2011, the Company had one liability measured at fair value on a recurring basis.  The put option liability is a level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis.  The fair value of the put option liability was $13,644 at September 30, 2010.  During the nine months ended June 30, 2011, the amount was valued at $15,313, which is the amount the Company would have to pay if EBRD exercised the accelerated put option.

Nonrecurring basis:

The Company recognized an impairment of $777 during the nine months ended June 30, 2011 to adjust the Bauta assets to their fair value. The fair value was determined based on the exit price of the sale of Bauta.

Additional impairment loss of $322 was recognized for Balykshi assets during the nine months ended June 30, 2011.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 10 — SEGMENT INFORMATION

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Capital Expenditures
Vessel Operations	$381	$747	$933	$1,968
Geophysical Services	1,143	107	1,353	847
Marine Base Services	(1)	1,670	57	8,665
Total segments	1,523	2,524	2,343	11,480
Corporate assets	1	-	58	-
Less intersegment investments	-	-	-	-
Total consolidated	$1,524	$2,524	$2,401	$11,480

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues
Vessel Operations	$7,928	$6,769	$23,021	$15,859
Geophysical Services	143	1,225	10,597	15,308
Marine Base Services	353	97	1,070	306
Total segments	8,424	8,091	34,688	31,473
Corporate revenue	-	-	-	-
Less intersegment revenues	(71)	(45)	(194)	(118)
Total consolidated	$8,353	$8,046	$34,494	$31,355

Depreciation and Amortization
Vessel Operations	$(777)	$(1,020)	$(2,615)	$(3,014)
Geophysical Services	(628)	(760)	(1,969)	(2,301)
Marine Base Services	(375)	(447)	(1,118)	(886)
Total segments	(1,780)	(2,227)	(5,702)	(6,201)
Corporate depreciation and amortization	(1)	(1)	(3)	(4)
Total consolidated	$(1,781)	$(2,228)	$(5,705)	$(6,205)

Interest expense
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	(13)	(19)	(65)
Marine Base Services	(1,424)	(498)	(4,186)	(1,142)
Total segments	(1,424)	(511)	(4,205)	(1,207)
Corporate interest expense	(316)	(639)	(1,746)	(1,914)
Total consolidated	$(1,740)	$(1,150)	$(5,951)	$(3,121)

Income from Equity Method Investees
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	-	-	-
Marine Base Services	-	(373)	-	(219)
Total segments	-	(373)	-	(219)
Corporate income	-	-	-	-
Total consolidated	$-	$(373)	$-	$(219)

Income/(Loss) Before Income Tax
Vessel Operations	$328	$(1,613)	$3,433	$(7,237)
Geophysical Services	(2,018)	(1,074)	(91)	569
Marine Base Services	$(1,918)	(2,133)	(6,315)	(3,472)
Total segments	(3,608)	(4,820)	(2,973)	(10,140)
Corporate loss	(242)	(1,154)	(2,309)	(2,851)
Total consolidated	$(3,850)	$(5,974)	$(5,282)	$(12,991)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Benefit from (Provision for) Income Tax
Vessel Operations	$(42)	$328	$(579)	$1,651
Geophysical Services	240	61	(580)	(374)
Marine Base Services	-	-	-	-
Total segments	198	389	(1,159)	1,277
Corporate provision for income tax	-	-	-	-
Total consolidated	$198	$389	$(1,159)	$1,277

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	121	145	225	(257)
Marine Base Services	338	458	1,311	730
Total segments	459	603	1,536	473
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$459	$603	$1,536	$473

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$286	$(1,285)	$2,854	$(5,586)
Geophysical Services	(1,657)	(868)	(446)	(62)
Marine Base Services	(1,845)	(1,789)	(6,130)	(2,888)
Total segments	(3,216)	(3,942)	(3,722)	(8,536)
Corporate loss	(242)	(1,154)	(2,309)	(2,851)
Total consolidated	$(3,458)	$(5,096)	$(6,031)	$(11,387)

	June 30,	September 30,
Segment Assets	2011	2010
Vessel Operations	$34,283	$33,079
Geophysical Services	27,417	30,088
Marine Base Services	51,065	53,721
Total segments	112,765	116,888
Corporate assets	91,277	89,940
Less intersegment investments	(91,314)	(89,567)
Total consolidated	$112,728	$117,261

NOTE 11 — SUBSEQUENT EVENTS

As discussed in more detail in Note 4 – Notes Payable on August 3, 2011, the Company entered into a Loan Consolidation and Restructuring Agreement, dated July 31, 2011 with the Investor to restructure the Altima and Great Circle loans.

On August 4, 2011, the Company made a $6,000 payment to reduce the principal amount of the restructured loan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts stated in this Part I, Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this report should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2010.

Forward-Looking Information and Cautionary Statements

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

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

Business Review

We anticipate demand for our services to remain flat through fiscal 2011 and 2012.  Development of the Kashagan field was again delayed in 2010 and the project has been split between a number of major international oil companies. The transition has caused some delays as each contractor refines its plans, but there is every indication that the new focus will lead to future development.  Our impression is that the main contractors in the Kashagan and other fields now see that development of the fields is imminent and there is a renewed commitment to the project as they make more concrete plans. Therefore, even though we do not anticipate significant growth during 2011 and 2012, in the longer term (2013 and beyond), we remain optimistic about future prospects.

During the nine months ended June 30, 2011, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2011	2010	% change	2011	2010	% change

VESSEL OPERATIONS
Operating Revenue	$7,928	$6,769	17%	$23,021	$15,859	45%
Pretax Operating Income/(Loss)	328	(1,613)	120%	3,433	(7,237)	147%

GEOPHYSICAL SERVICES
Operating Revenue	$143	$1,225	-88%	$10,597	$15,308	-31%
Pretax Operating Loss	(2,018)	(1,074)	-88%	(91)	569	-116%

MARINE BASE SERVICES
Operating Revenue	$353	$97	264%	$1,070	$306	250%
Pretax Operating Loss	(1,918)	(2,133)	10%	(6,315)	(3,472)	-82%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(242)	(1,154)	79%	(2,309)	(2,851)	19%

Summary of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Total revenue during the three months ended June 30, 2011 was $8,353 compared to $8,046 during the three months ended June 30, 2010, an increase of 4%. While revenue from vessel operations increased by $1,159, this increase was partially offset by the $1,082 decrease in revenue from geophysical services.

During the quarter ended June 30, 2011, we were able to reduce our operating costs.  This caused our net loss to decrease to $3,458 during the quarter compared to a net loss of $5,096 during the quarter ended June 30, 2010.

Vessel Operations

Third fiscal quarter 2011 revenue from vessel operations of $7,928 was 17% higher than the same quarter 2010. The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the third fiscal quarter 2010. We were able to improve the vessel utilization rate in the third fiscal quarter 2011, which helped to increase our revenue.

During the three months ended June 30, 2011 vessel operating costs of $5,021 were 4% less than the previous period’s costs. Improved operating margin was due to the fact that we were able to charter some vessels without staff thus avoiding additional operating costs.

Increased activity meant our income from vessel operations increased to $286, compared to a loss of $1,285 in the third fiscal quarter of 2010.

Geophysical Services

Revenue from seismic operations decreased by $1,082, or 88%, compared to the same period last year. The local market is still depressed by the difficult local credit market and we continue to struggle to obtain payment from overdue accounts. We are taking legal action to obtain payment on overdue accounts where possible but this is expensive in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized.

We reduced our operating costs by 43% in line with the decline in revenue; further reduction was limited since we had to pay vacation allowance to dismissed production personnel and we could not significantly reduce our maintenance personnel. As a result of revenue declines outpacing operating costs reductions, loss from geophysical operations grew to $1,657 during the third fiscal quarter 2011 compared to a loss of $868 in the third fiscal quarter 2010.

Marine Base Services

Our revenues during the third fiscal quarter 2011 were insufficient to cover our fixed costs, including depreciation and interest expense.  The latter substantially increased, as prior to the completion of the marine base interest expense was partially capitalized as part of construction costs.  After substantial completion of the base, we are required to expense interest.

In April 2011 we signed an agreement with an unrelated third party to sell Bauta. The additional loss for the write-off of Bauta’s assets of $265 was recognized during the third fiscal quarter 2011.   This caused our marine base services loss to grow to $1,845 compared to a loss of $1,789 during the third fiscal quarter 2010.

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

Corporate Administration

During the third fiscal quarter 2011, net loss from corporate administration was $242 compared to $1,154 during the third fiscal quarter 2010.

General and Administrative Expenses

General and administrative expenses increased 5% to $3,059 during the quarter ended June 30, 2011. This increase reflects the growth in the general price index in Kazakhstan.

Depreciation

Depreciation expense decreased from $2,228 to $1,781, or 20%, during the third fiscal quarter 2011. This decrease was caused by less dry-dock costs being amortized during the quarter. In addition some vessels were fully amortized, which caused us to recognize less depreciation expense during the period.

Exchange Loss

During the third fiscal quarter 2011 we realized an exchange income of $456 compared to an exchange loss of $573 in 2010. This was caused mainly by an increase in the value of the Euro during the third fiscal quarter 2011. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,740 was $590 higher during the three months ended June 30, 2011 than during the three months ended June 30, 2010. This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of operations of the marine base.  Additionally, interest expense of $499 was accrued to reflect our liabilities on the potential accelerated put option.

Net Other Expenses

Net other expenses decreased 43% to $1,218 during the third fiscal quarter 2011 mostly due to the growth in foreign exchange gain discussed above.

Benefit from (Provision for) Income Tax

During the three months ended June 30, 2011 we had a benefit from income tax of $198 compared to a benefit from income tax of $389 during the three months ended June 30, 2010. This difference was caused by the fact that taxable income was recognized during the three months ended June 30, 2011 in CSG LLP while we had taxable losses during the three months ended June 30, 2010. Each of our subsidiaries is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $3,458 or $0.07 per share on a basic and diluted basis.  By comparison, during the third fiscal quarter 2010 we realized a net loss attributable to Caspian Services, Inc. of $5,096 or $0.10 per share on a basic and diluted basis.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

Total revenue during the nine months ended June 30, 2011 was $34,494 compared to $31,355 during the nine months ended June 30, 2010, an increase of 10%.  This increase is mostly attributable to a 45% increase in revenue from vessel operations.  The growth in vessel operation revenue was only partially offset by a 31% decrease in geophysical services revenue.

We were able to reduce our operating and administrative costs, which caused our net loss to decrease to $6,031 during the nine months ended June 30, 2011 compared to a loss of $11,387 during the comparable period of our prior fiscal year.

Vessel Operations

During the nine months ended June 30, 2011 revenue from vessel operations of $23,021 was 45% higher than during the same period of the previous year. The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the nine months ended June 30, 2010. We were able to improve the vessel utilization rate during the nine months of fiscal 2011, which helped to increase our revenue.

During the nine months ended June 30, 2011 vessel operating costs of $13,753 were 2% more than during the nine months ended June 30, 2010. This increase in vessel operating costs was attributable to the fact that we had more vessels in operation, and hence more cost, during the nine months ended June 30, 2011 than during the nine months ended June 30, 2010. Improved operating margin was due to the fact that we were able to charter some vessels without staff thus avoiding additional operating costs.

Increased activity meant our income from vessel operations grew to $2,854 during the first nine months of fiscal 2011, compared to a loss of $5,586 during the first nine months of fiscal 2010.

Geophysical Services

As discussed above, seismic operations revenue was higher than our expectations of a sluggish market, but was 31% lower compared to the same period last year. We were able to reduce our operating costs by 25% in line with the decline in revenue; however, further reduction was limited since we had to use costly rented equipment in order to complete one of our seismic projects. Additionally, we had to pay vacation allowance to dismissed production personnel. As a result, the net loss from geophysical operations grew to $446 during the nine months ended June 30, 2011 compared to a net loss of $62 during the nine months ended June 30, 2010.

Marine Base Services

Our revenues during the nine months ended June 30, 2011 were insufficient to cover our fixed costs, including depreciation and interest expense.  The latter substantially increased, as prior to the completion of the marine base interest expense was partially capitalized as part of construction costs.  After substantial completion of the base, we are required to expense interest.

In April 2011 we signed an agreement with an unrelated third party to sell Bauta. The impairment loss of Bauta’s assets of $1,042 was recognized during the first nine months of fiscal 2011. This, coupled with the increased interest expense and depreciation caused our marine base services loss to grow to $6,130 compared to a loss of $2,888 during the nine months ended June 30, 2010.

As discussed above in the three month comparison, we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to commence in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be profitable.

Corporate Administration

During the nine months ended June 30, 2011 net loss from corporate administration was $2,309 compared to $2,851 during the same period ended June 30, 2010.

General and Administrative Expenses

General and administrative expense decreased by $3,301 or 28% for the nine months ended June 30, 2011 compared to the same period ended June 30, 2010. This decrease was due to a number of factors including:

•	the adjustment in the second fiscal quarter 2011 of a $750 over-estimation of withholding tax at the end of fiscal 2010;
•	the accrual of $340 of tax penalties during the second fiscal quarter 2010;
•	the recognition of an allowance for doubtful accounts of $734 during the nine months ended June 30, 2010;
•	a significant reduction in administration personnel and related expenses during the nine months ended June 30, 2011; and
•	the replacement of three highly compensated executives with less expensive employees during fiscal 2010.

Depreciation

Depreciation expense decreased by $500 or 8% to $5,705 during the nine months ended June 30, 2011 compared to the same period ended June 30, 2010. This decrease was caused by less dry-dock costs being amortized during the nine months ended June 30, 2011. In addition some vessels were fully amortized, which caused less depreciation expense during the period.

Interest Expense

Interest expense during the nine months ended June 30, 2011 increased to $5,951, or 91% compared to the nine months ended June 30, 2010. This increase was the result of interest beginning to be expensed on our outstanding loans with the commencement of operations of the marine base.  Additionally, interest expense of $1,669 was accrued to reflect our liabilities on the potential accelerated put option.

Foreign Currency Transaction Gain (Loss)

During the nine months ended June 30, 2011 we realized an exchange income of $637 compared to an exchange loss of $1,611 during the same period ended June 30, 2010. This was caused mainly by an increase in the value of the Euro during the nine months ended June 30, 2011. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses increased 2% to $5,063 during the nine months ended June 30, 2011. This increase in interest expense was almost fully off-set by increases in exchange income during the current fiscal year.

Benefit from (Provision for) Income Tax

During the nine months ended June 30, 2011 we made a provision for income taxes of $1,159 compared to a benefit of $1,277 during the nine months ended June 30, 2010.  This difference was caused by the fact that taxable income was recognized during the nine months ended June 30, 2011 in CSG LLP while we had taxable losses during the nine months ended June 30, 2010. Each of our subsidiaries  is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the nine months ended June 30, 2011 net loss attributable to Caspian Services, Inc. decreased 47% to $6,031 or $0.12 per share on a basic and diluted basis. By comparison, during the nine months ended June 30, 2010 we realized a net loss attributable to Caspian Services, Inc. of $11,387 or $0.22 per share on a basic and diluted basis.

Liquidity and Capital Resources

At June 30, 2011 we had cash on hand of $8,803 compared to cash on hand of $5,707 at September 30, 2010. At June 30, 2011 total current liabilities exceeded total current assets by $53,130. That was mainly due to the EBRD loan and put option and the restructured loans being classified as current liabilities. We also have certain obligations under the EBRD financing agreements to complete dredging works which are estimated to range between $3,500 and $8,000 and to assist our subsidiary Balykshi with its working capital needs. As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base. As of June 30, 2011 the outstanding loan balance and accrued interest of the EBRD loan was $19,483. The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property and bank accounts of Balykshi and Caspian Real Estate Ltd.

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

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs under the financing agreements.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base at the reasonable period of time.  We anticipate the cost of dredging will be approximately $3,500 to $8,000.  If we do not complete the dredging in a reasonable period of time, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding for or to complete dredging could result in an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

EBRD has verbally notified us that it believes Balykshi and the Company are in violation of certain financial covenants of their financing agreements.  To date, EBRD has not taken action to increase or accelerate the debt obligations and put option.

If EBRD were to accelerate repayment of their respective loans, guarantees and the put option, as of June 30, 2011 those obligations totaled nearly $34,796.  If we were unable to obtain funding to meet these obligations, because the EBRD funding is collateralized by the assets and bank accounts of Balykshi and Caspian Real Estate Limited, EBRD could elect to exercise its rights under the EBRD financing agreements and foreclose on the assets and accounts of Balykshi and Caspian Real Estate Limited.

We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing financing agreements, and the sale of Company assets and subsidiaries.  At this time, the Company has not reached definitive agreements with EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  Similarly, there is no guarantee that EBRD will continue to forbear from accelerating repayment of their loans or the put option.

As discussed in more detail in Note 4 – Notes Payable of the notes to the condensed consolidated financial statements included with this report, on August 3, 2011 we executed the Loan Restructuring Agreement with the Investor to consolidate and restructure the Altima and Great Circle loans.  In connection with the execution of the Loan Restructuring Agreement, the Loans were consolidated into a restructured loan in the principal amount of $43,246 as of July 31, 2011.  As provided in the Loan Restructuring Agreement, we paid the Investor $6,000 in connection with the execution of the Loan Restructuring Agreement, which amount will be credited to reduce the principal amount of the restructured loan.  The Loan Restructuring Agreement provides that the balance of the restructured loan will be repaid at closing: a) through the issuance by the Company of 90,000 shares of its restricted common stock to the Investor at the agreed price of $0.12 per share, for a reduction to the principal of the restructured loan in the amount of $10,800; and b) the balance of the restructured loan will be evidenced by a secured convertible consolidated promissory note in the principal amount of $26,446 (the “New Note”).

The closing date of the Loan Restructuring Agreement will be a date agreed by us and the Investor which shall be within five days after the Investor executes an agreement with EBRD to restructure the EBRD financing agreements with the Company, CRE and Balykshi on terms acceptable to us and the Investor, or such other time and date as shall be mutually agreed by us and the Investor, but no later than 180 days after July 31, 2011.

Closing of the Loan Restructuring Agreement and the transaction contemplated therein are subject to the satisfaction or waiver of a number of closing conditions on, or prior to the closing date.

The Loan Restructuring Agreement provides that the New Note will:

•	have a three year term;
•
bear interest at a rate of 12% per annum (except upon the occurrence and during the continuation of an event of default, during which time, the rate of interest shall increase to 13% per annum), payable semi-annually in arrears on each six-month anniversary of the date of the New Note, except that the Investor will have the right to request the interest payment be paid quarterly rather than semi-annually;

•	require repayment of the principal amount, plus any accrued unpaid interest, on the maturity date of the New Note;

•
allow for prepayment by us in increments of $1,000, provided that such prepayments may only be made at the time of a scheduled interest payment, except in the case of a full repayment of principal and interest, which may be made at any time;

•
provide that the Investor, at his option, may at any time convert the all or any portion of the outstanding balance of the New Note to restricted common stock of the Company at a price of $0.10 per share;

•	be secured by our assets, (as more fully described in Note 4 – Notes Payable of the notes to the condensed consolidated financial statements included with this report); and
•
constitute a full recourse and an absolute and unconditional obligation of the Company and shall be superior in rank to all future unsecured indebtedness of the Company and its existing and future subsidiaries except for indebtedness to EBRD as to assets pledged under the EBRD financing agreements.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully close the Loan Restructuring Agreement, including a restructuring of the EBRD financing agreements. Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern. If we are successful in closing the Loan Restructuring Agreement, we should be better positioned to satisfy our obligations to our creditors.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2011 and 2010.

		Period ended June 30,
		2011		2010

Net cash provided by / (used in) operating activities	$	$ 5,226	$	$ (1,521)
Net cash used in investing activities		(2,289)		(9,897)
Net cash used in financing activities		(734)		(6,286)
Effect of exchange rate changes on cash		893		(1,636)

Net Change in Cash	$	$ 3,096	$	$ (19,340)

Net cash flow from operations for the nine months ended June 30, 2011 was positive, as a result of cash inflow from our customers of $6,605.

Net cash used in investing activities for the nine months ended June 30, 2011 mostly represents the payments for dry-docking costs.

Net cash used in financing activities for the nine months ended June 30, 2011 represents the payment of interest on the EBRD loan.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from Altima Central Asia	21,616	21,616	-	-	-
Loans from Great Circle	20,648	20,648
Loans from EBRD	19,483	19,483	-	-	-
Accelerated put option liability	15,313	15,313	-	-	-
Operating leases - vessels	6,631	6,631	-	-	-
Operating leases - other than vessels	1,184	1,184	-	-	-
Purchase commitments	434	434	-	-	-
Total	$ 85,309	$ 85,309	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and NMSC Kazmortransflot Joint Stock Company formed the MOBY joint venture, to operate a boat repair and drydocking services yard located at our marine base.  Balykshi owns a 20% interest in MOBY.  In August 2008 MOBY entered into a Loan Agreement with EBRD.  The Loan Agreement provided that EBRD would loan MOBY $12.3 million (the “MOBY Loan”).

In June 2009 in connection with the Loan Agreement, EBRD required certain parties, including the Company, as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”), which guarantees repayment of the MOBY Loan.  The MOBY Loan funded and we became liable for the obligations under the Guarantee as of September 3, 2009.  The Guarantee constitutes a direct financial obligation of the Company.

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,919 at June 30, 2011.

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

As of September 30, 2010 and June 30, 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD has agreed to reduce the financial ratios of the MOBY Loan through June 30, 2011.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Note 1 – The Company and Basis of Presentation  to our condensed consolidated financial statements.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1- The Company and Basis of Presentation to our condensed consolidated financial statements in our most recent Annual Report on Form 10-K be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for the put option, other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $15,313.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $322 during the nine months ended June 30, 2011.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

All dollar amounts stated in this Part II, Item 1 are presented in thousands, unless stated otherwise.

Item 1. Legal Proceedings

On January 18, 2011, Great Circle filed a Complaint against the Company in the District Court of Clark County, Nevada.  Great Circle alleged that the parties entered into a Facility agreement and loaned the Company $15,000 and that the Company had breached certain conditions of the Facility agreement, which have resulted in certain events of default under the Facility agreement.  Great Circle further alleged that the Company has confessed these breaches and that the breaches remain uncured.  Great Circle alleged that the outstanding unpaid principal amount is $15,000 and that it is contractually entitled to accrued interest at the rates provided in the Facility agreement, as well as reasonable attorneys’ fees and costs of the lawsuit.  Great Circle request a judgment be entered against the Company in favor of Great Circle for:  i) an amount of damages in excess of $10;  ii) Great Circle’s costs and reasonable attorneys’ fees expended in this lawsuit;  iii) for pre-judgment and post-judgment interest;  and iv) such other further relief as the Court deems proper.

On July 12, 2011, Great Circle filed a Notice of Voluntary Dismissal Without Prejudice with the District Court voluntarily dismissing the Complaint against the Company.

Item 1A.  Risk Factors

During the quarter ended June 30, 2011 there were no material changes in the risk factors previously described in Item 1A of our annual report on Form 10-K for the year ended September 30, 2010 and filed with the SEC on January 13, 2011.

Item 3.  Defaults Upon Senior Securities

See Note 4 – Notes Payable to our Condensed Consolidated Financial Statements included in this quarterly report.

Item 5.  Other Information

On August 4, 2011 the Company’s board of directors approved an award to Alexey Kotov, the Company’s Chief Executive Officer and a director, of a one-time discretionary cash bonus equal to one year’s annual salary plus applicable withholding taxes. This bonus was approved in recognition of Mr. Kotov’s efforts in connection with the negotiation of the Loan Restructuring Agreement. The bonus amount is expected to be approximately $220. The board of directors also preliminarily approved a contingent restricted stock grant to Mr. Kotov of 7,750 shares of Company common stock. The stock grant is contingent upon and will be awarded to Mr. Kotov only in the event of a successfully closing of the Loan Restructuring Agreement. The stock grant will be subject to restrictions and vesting conditions to be set by the board of directors at the time it is awarded.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	August 15, 2011	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	August 15, 2011	By:	/s/ Indira Kalieva
Indira Kalieva
Chief Financial Officer