Form 10-K
period 2011-09-30
CASPIAN SERVICES INC
filed 2012-01-13
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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
☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☑  No

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
☑ Yes  ☐  No

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
     ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,881,531.

As of January 10, 2012, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context, all dollar amounts, other than per share amounts,  stated in this annual report on Form 10-K are presented in thousands.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) filings.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements.  These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.   Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada on July 14, 1998.  Since February 2002 we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan, including providing a fleet of vessels, onshore, transition zone and marine seismic data acquisition and processing services and a marine supply and support base in the port of Bautino, in Bautino Bay, Kazakhstan.

Recent Developments

We continue to work to restructure our outstanding debt obligations.  As reported in the Current Report on Form 8-K filed by the Company with the Commission on October 6, 2011, in connection with our ongoing efforts to finalize and close the Loan Consolidation and Restructuring Agreement between the Company and Bakhytbek Baiseitov, dated July 31, 2011, on September 30, 2011 (the "Loan Restructuring Agreement") we issued two secured promissory notes to Mr. Baiseitov.  Mr. Baiseitov was issued a Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011, in the principal amount of $10,800 (the “Non-Negotiable Note”), and a Caspian Services, Inc. Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011, in the principal amount of $24,446 (the “Consolidated Note”).

The principal and interest of the Non-Negotiable Note shall be repaid with common stock of the Company at a price of $0.12 per share.  Mr. Baiseitov may demand repayment of the Non-Negotiable Note at any time.  The Consolidated Note will be convertible at any time following the increase in the authorized common stock of the Company to 500 million common shares as contemplated in the Loan Restructuring Agreement, in whole or in part, to common stock of the Company at a conversion price of $0.10 per share.  In connection with restructuring the Facility agreements, we have paid Mr. Baisietov $8,000 to reduce the principal of the restructured loans.

The terms and conditions of our ongoing restructuring negotiations with Mr. Baiseitov are discussed in greater detail in Note 8 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K

We also continue our efforts to negotiate a restructuring of the loan, financing agreements and our obligations as guarantor thereunder, between our majority-owned subsidiary Balykshi LLP (“Balykshi”) and the European Bank for Reconstruction and Development (“EBRD”).

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully finalize and close the Loan Restructuring Agreement with Baiseitov and restructure the EBRD financing agreements. Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Kazakhstan sector of the Caspian Sea.  Our business focuses in three principal areas – Vessel Operations, Geophysical Services and Marine Base Services.  We manage our business through three wholly-owned British Virgin Island companies, Caspian Services Group Limited (“CSGL”), Caspian Geophysics Limited (“CGEO”) and Caspian Real Estate Limited (“CRE”).  Each of these companies undertakes its operation through various subsidiaries and joint venture entities.   CSGL represents the vessel operations business provided by our vessel fleet.  Through CGEO we manage our geophysical services operations.  CRE is our marine base services company.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity as of September 30, 2011:

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

In addition to the factors that impact the offshore marine services industry set forth above, our operations are also directly and indirectly affected by exploration and development activities in the north Caspian Sea, in particular, development of the Kashagan oil field.  At the time of its discovery in 2000, the Kashagan oil field was one of the largest discoveries in the last 30 years.  Initially, the field was scheduled to start commercial production in 2005.  Development of the field, however, has been much slower and more difficult than anticipated for various reasons, including harsh weather conditions, with temperatures ranging from 40 degrees Celsius in the summer to -40 degrees Celsius in the winter, high hydrogen sulphide content, high reservoir pressure, the shallow depth of the Caspian Sea at the field and disagreements with the government of Kazakhstan.  As a result, development and construction at the Kashagan field has been postponed several times.  Development of the second phase of the Kashagan field, which was anticipated to commence in 2008 or 2009, is currently anticipated to be delayed until 2018 or 2019.

In 2008 North Caspian Operating Company BV (“NCOC”) (formerly Agip KCO), was nominated as an operator of the Kashagan field.  As subcontractors of NCOC are the largest customers for our vessel fleet and anticipated marine base customers, our operations are significantly impacted by development of the Kashagan field.

Vessel Fleet

Our vessel fleet during fiscal 2011 included fifteen specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiary, CSGL.  Of the fifteen vessels in our fleet, we own nine.  During the fiscal 2011 we operated the other six vessels pursuant to agreement with Acta Marine B.V., the Dutch shipping company that owns the vessels. Due to continuing decreased activity in the Caspian Sea we anticipate the number of rented vessels from Acta Marine will decrease to two during fiscal 2012.

During fiscal 2011 our fleet was time chartered to oil and natural gas exploration and production companies working in the Kazakhstan sector of the Caspian Sea.  Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation.  Vessel operating expenses are typically our responsibility except that the customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze.  In return for providing time-chartered services, in most instances we are paid a daily rate of hire.  We also provide additional support services for our accommodations vessels where we are able to charge fees for the accommodating and catering to the client’s personnel.

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

Seismic Source and Survey/UtilityVessels.  Seismic source and survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies.  Our seismic source vessel is equipped with specialized seismic source and related equipment capable of emitting a large air-gun energy source at high pressure.  These vessels may also have accommodations and multiple day endurance.  We currently have one seismic source vessel and two survey/utility vessels in our fleet.

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

Cable Laying Barges.   These vessels are used to lay down communications infrastructure between offshore drilling islands. These vessels typically do not have their own power source as the cable could be damaged by any propulsion mechanism.  Therefore, these vessels are normally assisted by utility vessels, such as anchor handling tugs.  We currently have one six-point anchoring cable laying barge in our fleet.

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

            As future demand and funding justify, we may expand our fleet.  However, we do not anticipate sufficient increased demand in the market in the near future. Moreover, even if there is sufficient increased demand, there is no guarantee that we will be hired to perform such work, that we will have sufficient funds or be able to obtain sufficient funding to finance such expansion.

During fiscal 2011 83% of our vessel revenue came from three clients: Saipem Kazakhstan Branch – 61%, Fugro KazProject LLP – 12% and Er Sai Caspian Contractor– 11%.  During fiscal 2011 we had seven vessels on charter to Saipem Kazakhstan Branch. The contract with Saipem will not be renewed during fiscal 2012.

Competition for our vessel fleet varies from small regional companies to large international corporations and competition is intense.  Currently, we have only one local Kazakh competitor.  We also compete with many larger foreign companies operating in the Kazakh sector of the Caspian Sea.  Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan.  In addition, we have developed strong relationships with marine port operators and other local companies.  Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors.  All of our vessels maintain the Kazakhstan flag while operating in the Caspian Sea.

Geophysical Services

Through our subsidiary CGEO we provide onshore, transition zone and marine seismic data acquisition services to independent oil and gas exploration and development companies operating in Kazakhstan and the Caspian Sea and to the national oil company.  Geophysical seismic surveys have been the primary tool or method of oil and gas exploration for over fifty years.  Geophysical seismic surveying refers to the making, processing and interpreting of measurements of the physical properties of the earth for the purpose of gathering data.

Oil companies utilize geophysical services in the following ways:

•	to identify new areas of potential sources of hydrocarbons termed “reservoirs;”
•	to determine the size and structure of reservoirs; and
•	to characterize reservoirs and optimize their development.

There are various types of geophysical seismic surveys.  We principally provide 2D and 3D seismic surveying.  The aim of a 2D seismic survey is to provide a series of vertical inline and crossline graphical slices of the earth that are used to identify and determine the size of a hydrocarbon reservoir.   A 3D survey, utilizing a very dense grid of data, provides a continuous volume (100% coverage) of high-quality subsurface data.  In a 3D survey, both the structural and stratigraphic elements are continuously represented at a resolution not attainable in 2D surveys.

Oil and gas exploration companies typically contract for geophysical services in one of two ways.  First, they contract directly with the geophysical service provider.  Under this format, once the survey is completed the client owns the data that is recorded.  In the industry, this is termed “proprietary” work.  Contracts for this type of work are structured in one of two ways.  The most widely used are production contracts where the geophysical service provider is paid for the amount of data recorded, usually counted and charged by the number of source points acquired.  As per agreement in the contract, typically during certain periods of time that the service provider is unable to acquire data due to circumstances outside its control, (weather for example), a standby-rate is charged to the client.  The other method of contracting is based on time, where the crew charges the time-rate for any period that the crew is technically capable and available for work.

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

As funding and market conditions justify, we intend to invest in the latest available technology to allow us to offer the kinds of solutions our clients require, both in terms of capacity; as the area develops its licensing of new acreage, and in terms of technology; as the reservoirs themselves develop and require more detailed data acquisition and analysis.

Caspian Geophysics provides geophysical services through its two subsidiaries:  Tat-Arka LLP, a wholly-owned subsidiary (“TatArka”); and Kazmorgeophysica, JSC, an 80% owned subsidiary (“KMG”).  During fiscal 2011 97% of total geophysical revenue was attributable to TatArka, and 3% to KMG.

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

The onshore seismic market in Kazakhstan is comparably mature and is dominated by four local companies: Azimut, SIF Dank, TatArka and KazGeodgeco.  Currently, Tatarka’s market share is about one third of the market, which is second to Azimut, which holds about a 40% market share.  Market share is largely subject to the quantity and availability of equipment and therefore routinely changes.

Because of the ongoing economic slowdown and accompanying tightening of the credit markets, many of our land seismic clients continue to experience significant difficulty in obtaining financing for land seismic data surveys.

Kazmorgeophysica JSC

We own an 80% controlling interest in Kazmorgeophysica JSC.  KMG provides 2D and 3D transition zone and marine seismic data acquisition services to oil and gas exploration companies operating in the Kazakhstan sector of the Caspian Sea.  KMG has held a general state license to conduct geophysical works since May 29, 2002.

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

Historically, the complexity of modern marine seismic data collection methods in the environmentally sensitive, shallow waters of the north Caspian Sea, and the associated cost, has meant that only well situated local companies and large international exploration companies with advanced technology and sufficient capital have been capable of providing marine seismic services in Kazakhstan.  We believe this trend is changing as more local companies gain access to the technology and methodologies used and as they obtain sufficient capital to acquire the necessary equipment and vessels to provide these services.  Additionally, the current laws of Kazakhstan require marine seismic services providers meet the country’s local content requirements, either through local ownership or by partnership.  The 20% owner of KMG is 100% owned by Kazakh interests, which satisfies the local content requirement and gives KMG an advantage over its international competitors.

KMG currently competes with two local companies, Kazakhstancaspishelf and Uzhmaorgeologia and three international firms, Westerngeco, CGG Veritas and PGS.  As discussed above, in order to satisfy the local content requirements of Kazakhstan, these international firms are required to tender with a local partner.  KMG’s market share compared to its competition is insignificant.  Given current economic and credit conditions, we do not anticipate this to improve significantly in the next year.

As oil and gas exploration companies often require both onshore and offshore seismic data acquisition services, TatArka and KMG often contract with each other to provide services for their respective customers.

KMG owns a 50% equity interest in Veritas-Caspian LLP (“Veritas-Caspian”).  Veritas-Caspian contracted with the Ministry of Energy and Mineral Resources in January 2006 to acquire seismic data, on an exclusive basis, over all the open acreage in Kazakhstan’s sector of the Caspian Sea.  This project is referred to herein as the “State Geophysical Survey.”

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

Marine Base Services

 Atash Marine Base

Balykshi LLP

The Atash Marine Base located in Bautino Bay was commissioned in 2010.  Additional dredging work needs to be completed before the second phase of the base can be fully operational. The base is used not only by our own fleet, but also by other vessel fleet operators in the region such as Saipem Kazakhstan Branch, Er Sai Caspian Contractor LLP and some small operators.  We plan to market services to large multi-national oil companies engaged in exploration and construction in the region.

The marine base offers the following facilities and services:

•	long and short terms vessel moorings;
•	wharf front crane pad for vessel loading/offloading;
•	boat yard with vessel lifting facilities;
•	long-term berths;
•	water storage facilities and vessel bunkering;
•	oily and waste water collection and removing facilities;
•	weighbridge facilities;
•	electrical power supply and distribution system;
•	open lay-down storage area.

The outstanding dredging work includes removal of an obstruction that currently limits the size vessel that can access the base.  Completion of dredging will allow larger vessels to access the base and increase the potential customer pool.  Subsequent to the year-end we retained JSC “KazMorTransFlot” (National Vessels Operating Company) to perform the dredging which is anticipated to cost around $3,000.  Currently, we have insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

We funded construction of the marine base through a combination of debt and equity financing. In June 2007, we entered into a series of financing agreements with EBRD, pursuant to which EBRD agreed to provide $32,000 of debt financing and to make an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in our subsidiary Balykshi. The scope of the base was subsequently revised.  This reduced anticipated base construction costs.  In response, we returned a portion of the funds borrowed from EBRD to reduce the EBRD loan to $18,600. Funds not raised from EBRD were provided by us. Balykshi’s and CRE’s assets are pledged as collateral under the EBRD financing agreements (including bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required the Company to guarantee the financial performance of Balykshi and CRE under the financing agreements.

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

The Put Option Agreement contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. The acceleration feature of the Put Option Agreement is a conditional obligation and is recognized as an adjustment to the carrying value of the put option liability when an event of default occurs. At September 30, 2011 we concluded the value of the put option was $15,817 including $5,817 to reflect the possible right EBRD has to accelerate the put option.

There are currently two other marine bases that operate in the vicinity of our base and control the market share.  These bases are owned by Teniz Service and Saga Atash.  We will have to compete with their operations if we wish to gain market share.  Given the current state of our operations, our market share is insignificant compared to our competitors.

Mangistau Oblast Boat Yard, LLP

Balykshi and two unrelated third parties formed Mangistau Oblast Boat Yard LLP (“MOBY”) for the purpose of constructing and operating a boat repair and dry-docking services yard to be located within our marine base.  Balykshi holds a 20% equity interest in MOBY.

In August 2008 MOBY entered into a loan agreement with EBRD in the amount of $12,300 (the “MOBY Loan”).  In June 2009 in connection with the MOBY Loan, EBRD required certain parties, including the Company, to execute a Deed of Guarantee and Indemnity (the “Guarantee”) guaranteeing repayment of the MOBY Loan.  The MOBY Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  For additional information regarding the MOBY Loan, the Guarantee and our obligations under the Guarantee please see “Off-balance Sheet Financing Arrangements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K.

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

As of September 30, 2010 and 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD agreed to reduce the financial ratios of the MOBY Loan through June 30, 2011 but no additional waiver has been provided.

To date, EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations we owe under the Guarantee.  Should EBRD determine to take action, we would not have sufficient funds to repay our portion of the MOBY Loan and would be forced to seek sources of funding to satisfy these obligations.

The Company is currently investigating the possibility of restructuring its participation in MOBY.

Water Desalinization

The Company sold its interest in its subsidiary Bauta, the water desalinization and bottling plant, in April 2011 to an unrelated third party.

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

Our principal customers are major oil and natural gas exploration, development and production companies or subcontractors of such companies.  As noted above, our three largest customers accounted for 83% of our vessel revenues during the fiscal year ended September 30, 2011.  We consider our operations to be dependent on NCOC (formerly Agip KCO) and its subcontractors.

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

Employees

The Company and its subsidiaries currently employ approximately 757 employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission.  We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservicesinc.com.  In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers like the Company.  Information appearing on the Company’s website is not part of any report that it files with the Commission.

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

We may be unable to service our debt obligations.

We have a significant amount of debt.  As of September 30, 2011, we owed our two primary creditors nearly $57,000.  We are currently trying to restructure our debts, but there is no guarantee we will be successful in our efforts.  If we are unable to restructure our debts in a manner that will allow us to better service these obligations, barring an unexpected significant improvement in revenues and results of operations, we do not anticipate being able to generate sufficient cash flow from our operations to service our debts as currently structured.  Even if we are successful in restructuring our debts, we believe we will need to experience significant revenue growth and improved operating results, and we may need additional equity investments into the Company, in order to service our debts.  As discussed above, we do not anticipate significant revenue growth until the second phase of development of the Kashagan field commences, which is currently projected to occur in 2018 or 2019.

EBRD has asserted that we are in default of certain loan covenants under our financing agreements.

As discussed in greater detail in Note 8 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, EBRD has verbally notified us that it believes we are in violation of at least some of the financial covenants of its financing agreements.

To date, EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations we owe them or to accelerate their put right.  Should EBRD determine to take such action and exercise its acceleration or other rights, we would not have sufficient funds to repay the loan or to satisfy the EBRD put right and would be forced to seek sources of funding to satisfy these obligations.

As of September 30, 2011, the outstanding amount due to EBRD was $19,874. In addition, were EBRD to accelerate its put option the accelerated put price would be $10,000 plus an internal rate of return of 20% per annum, which at September 30, 2011 was $5,817.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loan or satisfy the put, we anticipate EBRD could seek any legal remedies available to it to obtain repayment of its loan.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE, and guaranteed by the Company, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

Were EBRD to declare an event of default under its agreements and seek to accelerate our obligations under its financing agreements, such could also be deemed an event of default under the Non-Negotiable Note and the Consolidated Note which would grant the holder of those notes to the right to declare the notes and interest thereon due and payable.  Should such occur, we would likewise have insufficient funds to repay the notes and anticipate the holder of the notes could seek any legal remedies available to obtain repayment of the notes.

We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our debt obligations.  In connection with these discussions, we are investigating many potential solutions, including restructuring the repayment terms and obligations under the financing agreements. At this time, the Company has not reached agreement with EBRD on any potential restructuring.  There is no guarantee we will be successful in restructuring of these obligations.

If we are unable to service our debt obligations our creditors could seize our assets.

As noted in the preceding risk factor, our obligations under the EBRD financing agreements are secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE.  Pursuant to the Loan Restructuring Agreement, we have agreed to, as allowed by applicable law, pledge our assets not pledged to secure the EBRD financing agreements to secure the Non-Negotiable Note and the Consolidated Note.  In the event we are unable to service our debt obligations, our creditors could determine to exercise their rights under their respective security agreements and foreclose on all or a significant portion of our assets.  Should this occur, it would be unlikely we would be able to continue operations.

We may be unable to complete dredging works at the marine base in a reasonable period of time

In 2010, we reached agreement with the local authorities to complete the outstanding dredging works.  Subsequent to year-end we retained JSC “KazMorTransFlot” (National Vessels Operating Company) to perform the dredging which is anticipated to cost around $3,000. Currently, we have insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements EBRD has asserted that we are in violation of certain loan covenants which would allow it to exercise acceleration features to declare its loan and accrued interest immediately due and payable and to exercise its put option.  Should EBRD seek to assert its acceleration rights and declare its loan and accrued interest immediately due and payable, or to accelerate its put right, we would not have sufficient funds to repay the EBRD loan or satisfy the put option.  Moreover, at September 30, 2011, we had negative working capital of $50,454.  As a result of these factors, our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Our substantial debt load could adversely affect our financial health.

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

Our debt agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our debt agreements contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends;
•	repay subordinated debt prior to its maturity;
•	grant additional liens on our assets; and
•	merge with another entity or dispose of our assets.

        In addition, our debt agreements currently require us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

We are subject to all the risks of being dependent upon only a few customers.

Because our vessel fleet is chartered to a limited number of customers, the loss of any one of these customers could adversely impact our financial condition and results of operations.  Given the current demand for vessels in the Kazakhstan sector of the Caspian Sea, the loss of any of our major customers could have a detrimental impact upon our financial condition and results of operations. In addition, if we lose our major customers we will be forced to put our vessels out to the spot market, with all the attendant risks of that market, including uncertain demand, with little ability to offset our significant fixed costs.  When a significant percentage of our vessels are chartered under spot charter contracts it typically leads to decreased revenues because of lower utilization, this is more pronounced during winter season because spot charter contracts traditionally do not provide winter standby rates.  In such situations, our results of operations typically suffer as well because despite lower utilization, we continue to incur costs for personnel, maintenance, etc.

Slower than anticipated growth of the market, including further delays in the development of the second phase of the Kashagan oil field, will negatively impact our business.

        Our business is substantially dependent upon the condition of the oil and natural gas industry and the willingness of exploration and production (“E&P”) companies to make capital expenditures for exploration, development and production operations in the Kazakhstan sector of the Caspian Sea. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

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

If oil and gas exploration and development activities expand at slower than anticipated rates, if there are further delays in the commencement of the second phase of the Kashagan oil field, or if one or more of our primary clients curtails its activities for any reason, our results of operations and financial condition could be negatively impacted by the reduction in available work. Based on the latest available information, commencement of Kashagan’s second phase will likely be postponed until 2018 or 2019, which we anticipate will delay growth in the market and demand for our services, particularly our marine base services, which has, and likely will continue to adversely affect the results of our operations.

Our business largely depends on levels of exploration and development activity in the Kazakhstan sector of Caspian Sea.

Historically, demand for our services has been sensitive to the level of exploration spending by oil and gas companies in the Kazakhstan sector of the Caspian Sea. Sustained periods of low drilling and production activity, low commodity prices and reductions in industry budgets could all reduce demand for our services and have a material adverse effect on our business, financial condition or results of operations.

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

A prolonged material economic downturn in crude oil and natural gas prices can negatively impact the development plans of exploration and production companies. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Prior to mid-2008, oil and gas companies had increased their respective exploration and development activities in response to a very favorable pricing environment for oil and gas that existed at that time. Worldwide demand for oil and gas dropped precipitously and energy prices sharply declined during the last half of calendar 2008 as a result of a global economic recession. Currently, there are signs that economic improvement is underway; however, the pace of recovery and demand for energy and, in turn, offshore supply vessel services has been slow.

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

A variety of regulatory developments, proposals and requirements have been introduced in Kazakhstan and other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. If such legislation is enacted, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas and thus adversely affect future demand for our vessels, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, demand for oil and gas or increased regulation of environmental regulations may create greater incentives for use of alternative energy sources. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect on our financial condition, results of operations and cash flows.

Liquidity of common stock.

Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange.  Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the Commission under the Securities Act of 1933, as amended.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Properties

We maintain principal executive offices at 257 East 200 South, Suite 490, Salt Lake City, Utah 84111 and 134 Azerbayev Ave., Koktobe microdistrict, Almaty, 050010, Kazakhstan.  We also maintain an office in Aktau, Kazakhstan.  We lease office space in Salt Lake City, Utah and Aktau, Kazakhstan.  The monthly rent for our office in Salt Lake City is $1.5.  This lease terminates in January 2012.  The Company has signed a new three years lease and will relocate to new offices in February 2012.  The first year monthly rent on the new office space in Salt Lake will be $1.3.  Our office lease in Aktau expired in December 2011 and we have renewed this lease for 2012.  Our current rental rate is about $11 per month.

            As is the norm in locations such as Almaty, Aktau and Atyrau we rent apartments for the exclusive use of our employees posted there.  We have seven apartments on a revolving annual lease that usually renews each year in January.  Total rent for the seven apartments is about $17 per month.  We also own two newly constructed apartments in Aktau with a total value of $546.  This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the Promissory Notes mentioned in Note 8 to Consolidated Financial Statements.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our principal offices in Almaty are owned by our wholly-owned subsidiary TatArka. This also includes service, storage and operational facility, which is used by both TatArka and KMG for storage and service of equipment and machinery.  We also lease a portion of the facility to third parties for storage. We remodeled some buildings and we are now undertaking minor improvements in order to optimize the use of the facility. This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the Promissory Notes mentioned in Note 8 to Consolidated Financial Statements.

As discussed herein, through our subsidiary Balykshi, we own a five hectare parcel of real property.  This property forms the basis for our marine base facility and was expanded through land reclamation to approximately 11 hectares in size upon completion of phase one of the project.  The cost of the property has been included in the roughly $44,500 figure disclosed as our investment as of September 30, 2011 in the marine base facility.

In connection with our financing agreements with EBRD, we and our subsidiaries CRE and Balykshi entered into a Mortgage Agreement with EBRD mortgaging this parcel of real property to secure the $18,600 EBRD loan.

We also own a small parcel of undeveloped land in village of Bautino. The land was purchased for investment purposes and the Company currently does not have any plans to develop the land.

We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3. Legal Proceedings

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2011, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2011 and 2010.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2011

Fourth quarter	$0.11	$0.08
Third quarter	$0.16	$0.08
Second quarter	$0.195	$0.12
First quarter	$0.201	$0.085
Fiscal year ended September 30, 2010

Fourth quarter	$0.34	$0.186
Third quarter	$0.39	$0.23
Second quarter	$0.66	$0.33
First quarter	$0.59	$0.33

Holders

As of January 10, 2012 we had approximately 200 shareholders of record holding 52,657,574 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the two most recent fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations and develop our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended September 30, 2011.  Subsequent to the quarter end, in January 2012, Mr. Kotov was issued a restricted stock grant of 443,817 shares.  Pursuant to the terms of Mr. Kotov’s employment agreement with the Company, he became entitled to this grant on August 2, 2011, the anniversary of the effective date of his employment agreement.  Except upon the occurrence of certain events, as detailed in his employment agreement, as discussed in greater detail in Item 11 – Executive Compensation of this report, this grant shall vest equally over a period of three years commencing on August 2, 2012.

The shares representing the restricted stock grant have been issued and are deemed outstanding.  All unvested shares will be held in escrow by us for release in accordance with the vesting schedule.  Mr. Kotov has the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to vesting.   Vesting of the shares is also contingent upon Mr. Kotov’s continued employment with the Company on the respective vesting dates.

The restricted stock grant was made without registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser purchased any of our equity securities during the year ended September 30, 2011.

Item 6.  Selected Financial Data

As a smaller reporting company, as defined in Rule Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2011 and 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Except per share amounts, all dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2011 Summary

During the 2011 fiscal year, we were able to stabilize total revenues while continuing management’s initiatives to reduce operating expenses wherever possible.  While we experienced some growth in demand for our vessel fleet during fiscal 2011, we do not anticipate demand for our services to grow through fiscal 2012 and 2013.  In fact, we expect demand could soften further during the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.

For the year ended September 30, 2011 we experienced a 6% increase in total revenue as compared to the year ended September 30, 2010.  While vessel and marine base service revenues improved, geophysical division revenues declined.

During the year ended September 30, 2011 we realized a 28% decrease in total costs and operating expenses.  This reduction was largely the result of a 50% decrease in general and administrative expense and 59% decrease in impairment loss.  We also realized a 29% decrease in net other expenses.

As a result, our net loss attributable to Caspian Services, Inc. decreased from $29,480, or $0.56 per share, during fiscal 2010 to $9,654, or $0.18 per share during fiscal 2011.

As we continue our efforts to develop and expand our business, subsequent to the end of the fiscal year we:

•	hired a local representative and mobilized one of our vessels to Turkmenistan on a long-term bare boat charter to help us develop our vessel business in the Turkmenistan region; and
•	hired a VP of Business Development who will be tasked with finding new business opportunities for the Company.

Results of Operations

Comparison of the fiscal year ended September 30, 2011 and September 30, 2010

In fiscal 2011 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For The Years
	Ended September 30,
	2011	2010	% change

VESSEL OPERATIONS
Operating Revenue	$ 32,608	$ 27,645	18%
Pretax Operating Income/(Loss)	5,672	(4,812)	218%

GEOPHYSICAL SERVICES
Operating Revenue	$ 15,429	$ 18,242	-15%
Pretax Operating Loss	(3,999)	(4,299)	-7%

MARINE BASE SERVICES
Operating Revenue	$ 1,269	$ 355	257%
Pretax Operating Loss	(8,870)	(22,233)	60%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(2,247)	(3,892)	42%

Segment Revenues and Operating Expenses

Vessel Operations

During fiscal 2011, revenue from vessel operations increased 18% to $32,599.  The successful and early completion of the CMOC project in fiscal 2009 resulted in lower vessel utilization rates during the fiscal 2010. We were able to improve the vessel utilization rate during the fiscal 2011, which led to the increase in revenue. We expect revenue from vessel operations to decrease during our 2012 fiscal year because of the remaining uncertainty over the timing of the development of the Kashagan field.

During fiscal 2011 vessel operating costs of $18,813 were nearly unchanged compared to fiscal 2010.

Some of our vessel operating costs are attributable to the vessels we operate under our agreement with Acta Marine.  Pursuant to that agreement we pay a day rate to Acta Marine for the vessels they own, that we operate.  During fiscal 2011, six of the vessels in our fleet are owned by Acta Marine. While our margins are smaller on the Acta Marine vessels, we are willing to operate these vessels at a reduced profit margin because it allows us access to additional shallow draft vessels when demand requires. As a result of ongoing decreases in demand for vessels in the Caspian Sea, it is expected that just two Acta Marine vessel will be operated by us by the end of fiscal 2012.  We anticipate this will result in lower vessel revenues in fiscal 2012.  Because of the narrow margins we realize on the Acta Marine vessels, we do not, however, expect vessel operating results to change as dramatically as vessel revenues.

As a result of increased vessel utilization coupled with flat operating expenses, income from vessel operations grew to $5,331 during fiscal 2011, compared to a loss of $3,975 during fiscal 2010.

As noted above, during fiscal 2011, 61% of vessel revenue came from Saipem and Saipem has not chosen to renew its contract with us for fiscal 2012.  We have already engaged on portion of our fleet to long-term contracts for fiscal 2012 and we are pursuing opportunities for further contracts. In the event that these contracts are delayed, we will continue to seek short-term service projects for our unchartered vessels.  We anticipate the loss of the Saipem contract will have negatively impact vessel revenue and results of operations in fiscal 2012.

Geophysical Services

Revenue from geophysical services fell from $18,242 during fiscal 2010 to $15,429 during fiscal 2011. Seismic operations revenue was within our expectations of a sluggish market, but was 15% lower compared to the last fiscal year. We were able to reduce our operating costs by 16% in line with the decline in revenue. As a result, the net loss from geophysical operations grew to $4,824 during fiscal 2011 compared to a net loss of $3,976 during fiscal 2010.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts. We are taking legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized in a legal action.

We anticipate that fiscal 2012 will be flat for seismic work as the credit required by local Kazakh companies to finance these seismic projects remains elusive.  Our strategy for the upcoming year is to contain costs and to continue to target more large international clients.

Marine Base Services

Our revenues during the fiscal 2011 were insufficient to cover our fixed costs, including depreciation and interest expense.  The latter substantially increased, as prior to the completion of the marine base interest expense was capitalized as part of construction costs.  After substantial completion of the base in June 2010, we are required to expense interest.

Due to market conditions, at September 30, 2010 we concluded that there were indicators of impairment with respect to the marine base.  We performed a valuation of the base. As a result of this valuation we concluded the marine base was impaired by $11,328. During fiscal 2011 we recognized additional impairment of $322.

During fiscal 2010, when EBRD first asserted its claim that we were in violation of certain financial covenants of the financing agreements, we accrued interest expense of $3,644 to reflect our liabilities under the potential accelerated put option for the period from November 2008 to September 2010.  During fiscal 2011, we accrued $2,173 for the twelve months ended September 30, 2011.

In April 2011 we signed an agreement with an unrelated third party to sell our subsidiary, Bauta, through which we carried out our water desalinization and bottling operations.  The impairment loss of Bauta’s assets of $1,042 was recognized during fiscal 2011.

As a result of the foregoing events, our marine base services loss decreased to $7,914 during fiscal 2011 compared to a loss of $17,637 during fiscal 2010.

We do not expect significant demand for the marine base until the second phase of the Kashagan oil field development plan commences.  Current industry expectations are that the second phase will commence some time in 2018 or 2019.  Until Kashagan oil field development activity increases, we do not expect the marine base to be profitable.

Corporate Administration

Corporate administration refers to some local administration and the administration of our affairs in the United States.   During the fiscal year ended September 30, 2011, net loss from corporate administration was $2,247 compared to $3,892 during the fiscal year ended September 30, 2010. Most of this decrease is attributable to decreased interest costs in connection with the restructuring of a portion of our outstanding loans.  The replacement of three highly compensated executives with less expensive employees during fiscal 2010 also contributed to the change in corporate administrative expense.

Consolidated Results

Impairment Loss

During fiscal 2011 we recognized an impairment loss of $4,603 compared to an impairment loss of $11,328 during fiscal 2010.

At September 30, 2011 we concluded that there were indicators of impairment as it relates to the goodwill of our subsidiary KMG.  Accordingly, we performed a valuation of KMG assets which included discounted future cash flows from operations.  As a result of this valuation we concluded that KMG goodwill was impaired by $4,281.  We also recognized an additional impairment of $322 in connection with certain real estate.

The impairment loss during fiscal 2010 resulted from impairment of the marine base.

General and Administrative Expenses

                General and administrative expense decreased by $11,122 or 50% for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010. This decrease was due to a number of factors including:

•	allowance on doubtful debts of $3,367 and impairment of inventory of $2,428 was accrued during the fiscal 2010, no similar allowance was required during fiscal 2011;
•	a $750 over-estimated withholding tax made at the end of fiscal 2010 was reversed in the second fiscal quarter 2011;
•	a significant reduction in administration personnel and related expenses during fiscal 2011 due to decreased operating activities; and
•	the replacement of three highly compensated executives with less expensive employees during fiscal 2010.

Depreciation

Depreciation expense decreased by $1,071 or 12% to $7,530 during fiscal 2011 compared to fiscal 2010.  This decrease was caused by less dry-docking costs being amortized during fiscal 2011 as we decreased the volume of dry-docking works performed.  In addition some vessels were fully amortized, which caused less depreciation expense during the period.

Interest Expense

Interest expense during fiscal 2011 decreased to $7,833, or 9% compared to fiscal 2010.  This decrease is mainly due to less interest accrued for the marine base during fiscal 2011 to reflect our liabilities on the potential accelerated put option. 2010 potential accelerated put option liabilities contained liabilities for the period from November 2008 to September 2010.

Foreign Currency Transaction Loss

During fiscal 2011 we realized an exchange income of $111 compared to an exchange loss of $1,355 during fiscal 2010.  This was caused mainly by an increase in the value of the Euro during fiscal 2011.  It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower.  It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses decreased 29% to $7,336 during fiscal 2011 mostly due to the decreases in interest expense and foreign currency transaction loss discussed above.

Benefit from (provision for) income tax

During fiscal 2011 we made a provision for income taxes of $1,438 compared to a benefit of $1,294 during fiscal 2010.  This difference was caused by the fact that more taxable income was recognized during fiscal 2011 in CSG LLP in comparison with fiscal 2010.  Each of our subsidiaries is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during fiscal 2011 we realized a net loss attributable to Caspian Services, Inc. of $9,654 or $0.18 per share on a basic and diluted basis.  By comparison, during fiscal 2010 we realized a net loss attributable to Caspian Services, Inc. of $29,480 or $0.56 per share on a basic and diluted basis.

Liquidity and Capital Resources

At September 30, 2011 we had cash on hand of $6,136 compared to cash on hand of $5,707 at September 30, 2010.  At September 30, 2011 total current liabilities exceeded total current assets by $50,454.  That was mainly due to the EBRD loan and put option and the restructured loans being classified as current liabilities.  We also have certain obligations under the EBRD financing agreements to complete dredging works which are estimated around $3,000 and to assist our subsidiary Balykshi with its working capital needs.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

In 2007 we entered into a series of financing agreements with EBRD to provide funding for our marine base. As of September 30, 2011 the outstanding loan balance and accrued interest of the EBRD loan was $19,874. The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property and bank accounts of Balykshi and CRE.

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

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base at the reasonable period of time.  Subsequent to year-end we contracted with a contractor to complete the dredging on the marine base. We anticipate the cost of dredging will be approximately $3,000.  If we do not complete the dredging in a reasonable period of time, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding for or to complete dredging could result in an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

EBRD has verbally notified us that it believes Balykshi and the Company are in violation of certain financial covenants of their financing agreements.  To date, EBRD has not taken action to increase or accelerate the debt obligations or the put option.

If EBRD were to accelerate repayment of their respective loans, guarantees and the put option, as of September 30, 2011 those obligations totaled nearly $35,691.  If we were unable to obtain funding to meet these obligations, because the EBRD funding is collateralized by the assets and bank accounts of Balykshi and CRE, EBRD could elect to exercise its rights under the EBRD financing agreements and foreclose on the assets and accounts of Balykshi and CRE.  Moreover, if EBRD were to accelerate their obligations, such could allow the Investor to declare the principal and interest on the Non-Negotiable Note and the Consolidated Note due and payable.

We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing financing agreements, and the sale of Company assets and subsidiaries.  At this time, the Company has not reached agreement with EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  Similarly, there is no guarantee that EBRD will continue to forbear from accelerating repayment of their loans or the put option.

As discussed in more detail in Note 8 – Notes Payable of the notes to the Consolidated Financial Statements included with this report, on September 30, 2011 we executed a Loan Restructuring Agreement with the Investor to consolidate and restructure the Altima and Great Circle loans.  In connection with our efforts to complete the loan restructuring and close the Loan Restructuring Agreement, on September 30, 2011, we issued the Investor two secured promissory notes, a $10,800 Non-Negotiable Note and a $24,446 Consolidated Note.  We continue to move toward closing the Loan Restructuring Agreement, including continuing our efforts to restructure our obligations to EBRD, secure the Notes through the granting of first position security interests to the Investor in all or substantially all, (as allowed by applicable law), of our assets that are not currently pledged to EBRD and meet the other closing conditions as more fully described in the Loan Restructuring Agreement.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully complete the loan restructuring and close the Loan Restructuring Agreement and to restructure the EBRD financing agreements, to increase our revenues and improve our operating results to a level that will allow us to service these debts or to attract a significant equity investment into the Company.  Uncertainty as to the outcome of any of these events raises substantial doubt about our ability to continue as a going concern.  If we are successful in closing the Loan Restructuring Agreement, we should be better positioned to service our obligations to our creditors.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2011 and 2010:

	For the fiscal years ended September 30,
	2011	2010

Net cash provided by (used in) operating activities	$9,472	$(2,916)
Net cash used in investing activities	(2,509)	(12,488)
Net cash provided by (used in) financing activities	(6,734)	(6,714)
Effect of exchange rate changes on cash	200	(1,397)

Net change in cash	$429	$(23,515)

Net cash flow from operations for fiscal 2011 was positive, as a result of cash inflow from our customers of $3,120 and the increase in accrued expenses of $7,388.

Net cash used in investing activities for fiscal 2011 mostly represents the payments for dry-docking costs.

Net cash used in financing activities for fiscal 2011 represents the payment of principal on the investor loan and interest on the EBRD loan.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from an individual	37,246	37,246	-	-	-
Loans from EBRD	19,874	19,874	-	-	-
Accelerated put option liability	15,817	15,817	-	-	-
Operating leases - vessels	835	835	-	-	-
Operating leases - other than vessels	1,322	1,322	-	-	-
Purchase commitments	402	402	-	-	-
Total	$ 75,496	$ 75,496	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and JSC “KazMorTransFlot” formed the MOBY joint venture, to operate a boat repair and drydocking services yard located at our marine base.  Balykshi owns a 20% interest in MOBY.  In August 2008 MOBY entered into a Loan Agreement with EBRD.  The Loan Agreement provided that EBRD would loan MOBY $12,300 (the “MOBY Loan”). At September 30, 2011 the outstanding principal amount of the MOBY Loan, exclusive of accrued interest, was $10,300.

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,755 at September 30, 2011.

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

As of September 30, 2010 and September 30, 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD has agreed to reduce the financial ratios of the MOBY Loan through June 30, 2011 and no additional waiver has been provided.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $15,817.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $322 during fiscal 2011.

At September 30, 2011 we concluded that there were indicators of impairment as it relates to KMG goodwill. We performed a valuation of KMG assets which included discounted future cash flows from operations. As a result of this valuation we concluded that KMG goodwill was impaired by $4,281.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the our internal control over financial based on framework set forth by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of September 30, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 31, 2011, our directors, executive officers and significant employees, their ages, and all offices and positions they hold.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Officer Since
Mirgali Kunayev	54	Chairman of the Board of Directors	2002
Kerry Doyle	64	Director	2010
Valery Tolkachev	44	Director	2005
Jeffrey Brimhall	31	Director	2010
Alexey Kotov	34	Director, Chief Executive Officer and President	2009	2010
Indira Kaliyeva	38	Vice President and Chief Financial Officer		2010
Arran Watson	39	General Manager of Marine Operations		2010
Yuriy Vasilenko	56	General Manager of Geophysical Services		2010
Robert Jobling	59	Equipment and Engineering Manager		2001

The above individuals serve as our directors, executive officers and significant employees.  A brief description of their background and business experience follows:

Directors

Dr. Mirgali Kunayev, Chairman of the Board of Directors.  Before forming CSGL, Dr. Kunayev was the President of OJSC Kazakhstancaspishelf.  During that time he worked collaboratively on the projects for Kazakhstan’s national oil company –KazakhOil, with major international geophysical companies.  Prior to that Dr. Kunayev served as President of International Geophysics, Ltd., where he was primarily responsible to oversee geological-geophysical operations and exploratory drilling.  In 2000 Dr. Kunayev become Vice President for CSGL and served as Chief Executive Officer, President and Chairman of the board of directors of the Company following its merger with CSGL in 2002 until May 2005 when he resigned as Chief Executive Officer and President.  Dr. Kunayev has continued to serve as the Chairman of the Company’s board of directors and since May 2005 he has concentrated on developing the geophysical operations of the Company and leading its strategic initiatives.  A graduate of the Geophysics Department of Kazakhstan National Politech University, Dr. Kunayev earned his Doctoral (Ph.D) credentials in January of 2002 under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.  He has been an associate academician of the Russian Academy of Natural Science since April of 2006.  Dr. Kunayev is not currently, nor has he in the past five years been, a director or nominee in any other SEC registrant or registered investment company.  The board considered Dr. Kunayev’s detailed understanding of the Company’s operations and strategic goals, his educational and professional expertise in geophysical services, as well as his extensive experience and reputation in the industry in connection with his appointment and ongoing service on the board.

Kerry Doyle, Director.  Mr. Doyle served as the Chief Executive Officer and President of the Company from November 2008 to August 2010.  From 2004 to November 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian. As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for the day-to-day operations of Veritas-Caspian, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Doyle’s experience and understanding of the Company’s operations and strategic goals and his professional experience and his connections in the industry in determining that Mr. Doyle should be appointed to the board.

Valery Tolkachev, Director.  Since June 2011 Mr. Tolkachev has served as the Vice Chairman of the Managing Board of Taurus Bank. From 2009 to May 2011 Mr. Tolkachev served in various positions with Moscow-based Bank-T (f.k.a MaxWellBank), including CEO and as a member of the board of directors.  In May 2011 when he sold his interest in, and left his employment with, the bank. Mr. Tolkachev is currently unemployed.  From August 2008 to March 2009, Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in various positions with various employers including UniCreditAton, MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Tolkachev became a Company director in December 2003.  Mr. Tolkachev also serves as a director of BMB Munai, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as a Senior Financial Reporting Accountant for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall is responsible for preparing financial statements and performing variance analysis to present to management and the board of directors. He also assists in the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall has been with Resolute Energy since December 2009. From March 2010 to December 2010 Mr. Brimhall served as the CFO, Secretary, Treasurer and as a director of Geo Point Technologies, Inc. In December 2010 Mr. Brimhall resigned as CFO, Secretary and Treasurer and has continued on as a director for the company. Geo Point Technologies, Inc. is an SEC reporting issuer. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor. In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  In connection with Mr. Brimhall’s appointment to the board of directors, the board took into consideration his experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience.

Executive Officers

Alexey Kotov, Director, Chief Executive Officer and President.  Mr. Kotov has been with the Company since January 2003. From January 2003 to September 2007 Mr. Kotov served as in-house legal counsel to CSGL. As such, Mr. Kotov performed general corporate and operational legal assignments in the Republic of Kazakhstan. Mr. Kotov was also responsible for supervising the work of a staff of legal personnel assigned to various Company subsidiaries. Since October 2007 to August 2010 Mr. Kotov served as General Counsel for Kazakhstan, Corporate Secretary and Treasurer of Caspian Services Inc., while based in the Company’s U.S. office in Salt Lake City, Utah. Mr. Kotov graduated from Kazak State Law University in July 1998 and qualified as an Attorney the same year. Mr. Kotov is an admitted attorney in the Republic of Kazakhstan and is licensed as a Foreign Legal Consultant in the State of Utah. He earned a Masters of Business Administration from Loyola University of Chicago, Graduate School of Business in March 2001 and an LL.M, Master of Law degree from The George Washington University Law School in May 2002. Mr. Kotov also earned a Post Graduate Diploma in Maritime Law from London Metropolitan University, Lloyds Marine Academy in February 2007.  Mr. Kotov is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board took into consideration Mr. Kotov’s in-depth knowledge of the Company’s operations, his educational background and his legal experience and expertise in connection with his appointment to the board of directors.

Indira Kaliyeva, Vice President and Chief Financial Officer. Ms. Kaliyeva has over a decade of accounting and financial reporting management experience working for major international audit and oil-gas service industries players in Kazakhstan. Ms. Kaliyeva has been employed with the Company since April 2006. From April 2006 to May 2010 she served as the Company’s Financial Reporting Manager and Financial Controller. In that capacity she was responsible for supervision of the Company's financial reporting team and for consolidation of the financial and statutory accounting of all Company subsidiaries in the Republic of Kazakhstan. Before joining the Company, Ms. Kaliyeva was employed with PetroKazakhstan, a Canadian oil exploration and production company operating in the Republic of Kazakhstan. From April 2003 through November 2004 she served in the position of Senior Financial Reporting Analyst and from November 2004 through April 2006 she held the position of Deputy Financial Reporting Manager. Ms. Kaliyeva worked for Deloitte & Touche in Almaty, Kazakhstan from July 1997 to April 2003 where she held several positions from Auditor's Assistant to Senior Auditor and worked with major clients in the energy, mining, and oil and gas sectors.

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

Yuriy Vasilenko, General Manager of Geophysical Services. Mr. Vasilenko has been with the Company since 2001. From 2001 to 2002 Mr. Vasilenko served as General Manager of TatArka and from 2002 to 2004 he served as the General Manager of KMG.  From 2005 until his appointment as General Manager of Geophysical Services of the Company in August 2010, Mr. Vasilenko served as a consultant to Kazmorgeophysica.  Mr. Vasilenko graduated from Kazakh Polytechnic University in 1976 and Tomsk Polytechnic University in 1980.

Significant Employees

Robert Jobling, Equipment and Engineering Manager.  Mr. Jobling has been with the Company as its Equipment and Engineering Manager since 2001.  In this position, Mr. Jobling is responsible for the technical operation of our vessel fleet, monitoring the fleet’s performance and ensuring the vessels maintain Class and IMO standards.  He is also responsible for ensuing that safety and quality management systems are fully implemented.  From 1968 to 1973 Mr. Jobling attended Darlington Technical College for Marine Engineer Faculty of Mechanical Engineering.  He earned City and Guilds Certificates 1, 2 and 3 in Mechanical Engineering and Royal Society of Arts Examination Board and achieved the Certificate of Professional Competence.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during fiscal 2011, all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

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

Our full board of directors also participates in the consideration of director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board will review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. We do not have a formal policy on diversity with regard to consideration of director nominees, but the board considers diversity in its selection of nominees and seeks to have a board that reflects a diverse range of views, backgrounds and experience. To date we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates.

For the purposes of assisting and advising management in the daily operations of the Company, the board of directors also created an Executive Committee.  The following individuals have been appointed to serve on that committee: Dr. Kunayev, Mr. Doyle, Mr. Kotov, Ms. Kaliyeva, Mr. Watson, Mr. Vasilenko, and Ms. Viktoriya Yegorova, the Company’s Internal Auditor. The board has not adopted a formal charter for the Executive Committee and no functions of the board of directors have been delegated to the Executive Committee.  This committee acts solely as an advisory body to management.

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

Board Leadership Structure and Role in Risk Oversight

We do not have a policy regarding the separation or combination of the roles of the Chairman and CEO and believe that the separation or combination of these offices is a matter for discussion and determination by the board. The board believes that it should be able to select the Chairman of the board based on the criteria that the board deems to be in the best interests of the Company and its stockholders.

Currently we have separate individuals serving as Chairman of the board of directors and as CEO and President. Alexey Kotov, our CEO and President, is responsible for setting the strategic direction of the Company and managing the leadership and performance of the Company.  Mirgali Kunayev, the Chairman of our board of directors, provides guidance to the CEO and President, sets the agenda for meetings of the board and presides over meetings of the full board.  At this time, the board believes this structure strengthens the role of the board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the management direction of the Company.

Board-level risk oversight is primarily performed by our full board. Our risk oversight process includes an ongoing dialogue between management and the board, intended to identify and analyze risks that face the Company. Through these discussions with management and their own business experience and knowledge, our directors are able to identify material risks for which a full analysis and risk mitigation plan are necessary.  With respect to risks related to internal controls, financial and accounting matters the board monitors risk mitigation action plans developed by management, in order to ensure such plans are implemented and are effective in reducing the targeted risk.

Item 11.  Executive Compensation

Unless specifically stated otherwise in this Item 11, all compensation amounts stated in this Item 11 are as stated, rather than being stated in thousands.

The table below summarizes compensation paid to or earned by: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”) regardless of compensation level; (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals who were not serving as executive officers of the Company at the end of the last fiscal year. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

Name					All
and principal				Stock	other
position	Year	Salary(1)	Bonus	awards(2)	compensation(3)	Total
		($)	($)	($)	($)	($)

Alexey Kotov	2011	167,000	235,104	48,820 (4)	195,185	597,289
CEO & President	2010	157,666	25,000	164,366	83,866	430,898

Indira Kalieva	2011	120,000	-	-	51,556	171,556
Vice President	2010	47,000	-		15,484	62,484
CFO

Arran Watson	2011	168,000	89,000	-	206,891	463,891
General Manager	2010	162,000	-	-	162,116	324,116
of Marine
Operations

Mirgali Kunayev	2011	250,000	-	-	113,631	363,631
Chairman of the	2010	249,600	-	-	73,564	323,164
Board of Directors
& Consultant

Robert Jobling	2011	180,000		-	137,377	317,377
Equipment and Engineering	2010	180,000	24,538	-	55,242	259,780
Manager

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2)
For details regarding the assumptions made in the valuation of stock awards, please see subheading “Stock-based Compensation Plan” of “Note 9 – Stockholders’ Equity” of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.

(3)	For a breakdown of the compensation components included in “All other compensation” please see the “All Other Compensation” table below.
(4)
Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 443,817 shares on the anniversary of the effective date of his employment agreement (August 2, 2010).  These shares, however, have not yet been issued to Mr. Kotov.  We anticipate the grant will be issued in the near term.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All other compensation” column of the “Summary Compensation Table” above.

		Income	Social	Pension	Health	Housing	Vehicle	Educational	ATO
Name	Year	Tax	Tax	Fund	Insurance	Allowance	Allowance	Assistance	/Other

Alexey Kotov	2011	$181,302	$ -	$ -	$13,883	$ -	$ -	$ -	$ -
	2010	55,639	-	-	12,227	-	-	16,000	-

Indira Kalieva	2011	14,392	15,312	9,779	1,262	-	6,499	-	4,312
	2010	5,361	5,716	3,803	604	-	-	-	-

Arran Watson	2011	41,863	46,049	-	6,111	47,000	10,868	55,000	-
	2010	29,366	32,304	-	13,046	45,300	10,300	31,800	-

Mirgali Kunayev	2011	32,131	31,031	9,668	7,450	-	-	-	33,352
	2010	29,278	31,640	8,909	3,736	-	-	-	-

Robert Jobling	2011	27,604	24,177	9,668	8,975	-	-	-	51,682
	2010	22,271	24,062	8,909	-	-	-	-	-

Employment Agreements

We maintain employment agreements with our named executive officers.  As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers.  The principal factor in determining base salary is the negotiation process between the Company and the named executive officer.  The board of directors also takes into consideration the individual’s past performance, experience and expertise, Company need, and local market and labor conditions.

Under the terms of our employment agreements base salaries of our named executive officers, together with other components of compensation, may be evaluated by our board of directors for adjustment.  Base salary may be increased from time to time with the approval of the board of directors.  Base salary may not be decreased without the written consent of the named executive officer.

Ms. Kaliyeva experienced a 148% increase in base annual salary in fiscal 2011 primarily as a result of her appointment as the Company’s Chief Financial Officer at the end of the third fiscal quarter of 2010.  Mr. Watson received a 4% increase to his base annual salary during fiscal 2011.  The base annual salaries of our other named executive officers did not change materially in fiscal 2011.

Given the Company’s financial situation throughout fiscal 2010 and 2011, our CEO recommended and our board of directors elected to rely upon other components of compensation to motivate and reward named executive officers for significant contributions to the Company.  We anticipate the board will continue this practice, however, nothing precludes the board of directors from re-evaluating base annual salaries for possible increases during fiscal 2012.

Bonuses

During fiscal 2011 our board of directors relied principally on discretionary bonuses as the primary method for motivating and rewarding our named executive officers.  These bonuses were completely discretionary and subjectively determined by our board of directors at the time they are awarded.  They were not based on any pre-established, performance-based criteria and the Company was under no obligation to award cash bonuses

During fiscal 2011 the board of directors awarded a cash bonus to Mr. Kotov of $235,104 in recognition of his success and ongoing efforts to restructure our debt obligations.  Mr. Watson was awarded cash bonuses of $89,000 in recognition of his successful efforts to improve revenue and operating results in our vessel segment during fiscal 2011.

Equity incentive awards

The employment agreements of each named executive officer provide discretionary equity incentive awards at the discretion of and upon terms set by the board of directors.  Additionally, Mr. Kotov’s employment agreement provides for an annual restricted stock grant  equal to 0.85% of the Company’s total shares issued and outstanding annually for the duration of the term of his employment agreement.  The grants will vest equally over a period of three years however, all shares shall vest immediately upon the occurrence of certain events, such as a change of control, as set forth in his employment agreement.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 443,817 shares on the anniversary of the effective date of his employment agreement (August 2, 2010).  These shares were issued to Mr. Kotov in January 2012.

Benefits and other compensation

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

Typically, our executive employment agreements allow our named executive officers to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs.  Such benefit plans may include medical, health and dental care for the named executive officer, his spouse and dependent children, life insurance, disability protection, retirement plans, educational assistance for dependents, and in some instances, housing, transportation and relocation expenses.  Our executive employment agreements also typically provide that the executive officer will be eligible, at the discretion of the board of directors, to receive performance bonuses.

The employment agreements of Mr. Kaliyeva, Mr. Kotov and Dr. Kunayev respectively provide for 24 days, 24 days, and five weeks of vacation annually in accordance with the vacation policies of the Company, as well as some personal leave time.  The employment agreements of Mr. Watson and Mr. Jobling provide for rotational break day accrual and travel entitlement.  Mr. Watson’s employment agreement also provides him a housing and transportation allowance not to exceed $5,000 per month and full reimbursement of school fees for his dependent children.

Dr. Kunayev’s employment agreement also provides that the Company will lease an executive class vehicle for him and will provide him with, or reimburse him for the expense of employing:  a) a personal assistant; b) an executive secretary; c) a dedicated vehicle driver; d) maintaining a security protocol in Kazakhstan; and e) to cover such other administrative and logistical expenses as may be required to discharge his duties in an amount not to exceed $120,000 annually.  We also reimburse Dr. Kunayev for all reasonable expenses incurred by him in the course of performing his duties as Chairman.

Income tax

As is the custom in Kazakhstan, under our employment agreements we are responsible to pay income taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments.  The income tax rate for individuals in Kazakhstan is currently 10%.  Typically, this does not include the officer’s home base income or other taxes in the case of expatriates, although, we have agreed to pay certain U.S. and state income and related taxes for Mr. Kotov arising out of his employment with the Company.

Social tax

We make payments of mandatory Kazakhstani social taxes in an amount equal to 11% of the employee’s wages.  These costs are recorded in the period when they are incurred and presented as salary-related tax expense on the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2011 we were required to make pension fund payments for Dr. Kunayev and Ms. Kaliyeva and Mr. Jobling.  We were required to pay approximately $800 per month into a pension fund for each of the above-mentioned executive officer.  We are required to make pension fund payments only employees who are permanent residents of the Republic of Kazakhstan, which excluded Mr. Kotov and Mr. Watson.   We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for any of our named executive officers. We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Termination of Employment Agreements

The employment agreements of  Mr. Kotov, Ms. Kaliyeva, Mr. Watson and Mr. Jobling provide that they may be terminated: i) involuntarily;  ii)  for cause;  iii) voluntarily; or iv) upon a change in control.

“Involuntary termination” means termination of employment that is the decision of the Company for reasons other than cause, disability or death.

The agreements provide that the following will constitute “cause”:  i) the named executive officer’s material fraud, malfeasance, gross negligence, or willful misconduct with respect to our business affairs that is directly or materially harmful to our business or reputation or to that of any of our subsidiaries, or (ii) the named executive officer’s conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude.  A termination for “cause” shall take effect thirty days after we give written notice of such termination to the named executive officer, unless he shall, during such 30-day period, remedy the events or circumstances constituting cause to our reasonable satisfaction.

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

We may terminate Dr. Kunayev’s employment agreement at any time for “cause”, as defined in his employment agreement, with all rights and benefits under the employment agreement ending as of the effective date of such termination.  Except as otherwise provided in the employment agreement, Dr. Kunayev’s rights and benefits under the agreement shall terminate upon his voluntary termination of employment, retirement, decision not to stand for re-election, his failure to be re-elected or to be appointed Chairman following an election of directors, his death or disability.

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

Potential Payments upon Termination or Change in Control

The employment agreements of certain named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2011.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Alexey Kotov	For cause(1)	$0	$0
	Resignation except for good reason(2)	$0	$0
	Disability(3)	$110,000	$0
	Other termination(4)	$405,000	$83,258
	Change in control(5)	$625,000	$83,258

Indira Kaliyeva	For cause(1)	$0	$0
	Resignation except for good reason (6)	$0	$0
	Disability(3)	$71,500	$0
	Voluntary or involuntary termination(7)	$96,000	$0

Arran Watson	For cause(1)	$0	$0
	Resignation, except for voluntary termination(8)	$0	$0
	Voluntary or involuntary termination(9)	$28,000	$0
	Change in control(10)	$28,000	$0

Mirgali Kunayev	Voluntary termination, retirement, failure to be re-elected, failure to be appointed Chairman, resignation or removal as a director	$0	$0
	For cause(1)	$0	$0
	Termination other than for cause, disability or by Dr. Kunayev for good reason(11)	$264,900	$0
	Change in control(12)	$522,350	$0

Robert Jobling	For cause(1)	$0	$0
	Resignation, except for voluntary termination(8)	$0	$0
	Voluntary or involuntary termination(9) (13)	$30,000	$4,400
	Change in control(10) (13)	$30,000	$4,400

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
(2)	If Mr. Kotov resigns, except for good reason as detailed in his employment agreement, he will not be eligible for termination compensation and benefits.
(3)
In the event employment is terminated due to disability, the Company is required to pay base salary for the calendar month in which his termination is effective and for the lesser of i) six consecutive months thereafter, or ii) the period until disability insurance benefits commence.

(4)
If Mr. Kotov’s employment is terminated for any reason other than for cause, by resignation for good reason or due to a change in control, the Company must continue to pay Mr. Kotov’s base salary, incentive compensation and bonuses, benefits and stock vesting in accordance with the terms of his employment agreement for a period of the greater of (i) a ten consecutive months or (ii) until the end of the term of his employment contract (August 2013).

(5)
If Mr. Kotov’s employment is terminated by reason of a change in control of the Company, Mr. Kotov would be entitled to a lump sum payment on the date of termination equal to the total of his one time annual salary and the total base salary due Mr. Kotov for the remainder of the Term of his employment agreement.

(6)	If Ms. Kaliyeva resigns, except for good reason as detailed in his employment agreement, she will not be eligible for termination compensation and benefits.
(7)
If Ms. Kaliyeva’s employment is terminated for any reason other than for cause of by resignation, for the greater of (i) a three consecutive month period or (ii) the period until the end of the Term (June 2012), the Company must pay Ms. Kaliyeva’s base salary and benefits.

(8)	In the event he resigns, except for reasons detailed under voluntary termination in his employment agreement, he will not be eligible for termination compensation and benefits.
(9)
In the event his employment is terminated voluntarily or involuntarily, he will continue to receive his current salary for a two month period following the date of termination in the same manner as it was being paid as of the date of termination.

(10)
In the event he is terminated as the result of a change in control of the Company he will continue to receive his current salary for a two month period following the date of termination in the same manner as it was being paid as of the date of termination.

(11)
In the event the Company terminates Dr. Kunayev’s employment other than for cause or disability, or by Dr. Kunayev for good reason (as defined in his employment agreement), and no change of control shall have occurred, he shall be entitled to receive a lump-sum cash payment equal to one times his annual base salary then in effect, and for a two year period immediately following the date of termination, the Company shall provide Dr. Kunayev with health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination.

(12)
In the event Dr. Kunayev’s employment terminates in connection with or following a change in control, (as defined in his employment agreement), he shall be entitled to receive a lump-sum cash payment equal to two times his annual base salary then in effect, and for a three year period immediately following the date of termination, the Company shall provide Dr. Kunayev with health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination.

(13)
Mr. Jobling is eligible to continue to participate in stock option grants for the shorter of i) the six month period following his date of termination or ii) the date he commences employment with another employer.  Except in the event of termination for cause or in certain resignation circumstances, all outstanding restricted tock grants and options held by Mr. Jobling on the date of termination will continue to vest in accordance with the applicable vesting schedule for the shorter of i) a period of six months following the date of termination or ii) the date he commences employment with another employer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2011.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Alexey Kotov	100,000	-	-	3.00	08/01/2015
Mirgali Kunayev	110,000	-	-	3.00	08/01/2015

The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2011.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Alexey Kotov	-	-	735,784(1)	80,936(3)
Robert Jobling	-	-	40,000(2)	4,400(3)

(1)
These shares will vest over a period of three years on the anniversary date of Mr. Kotov’s employment agreement, as follows: August 2, 2012, 293,922 shares; August 2, 2013 293,923 shares; and August 2, 2014, 147,939 shares.  The stock granted is subject to a six-month holding period during which the shares may not be sold.

(2)	This stock grant will vest on February 1, 2012. The stock granted is subject to a six-month holding period during which the shares may not be sold.
(3)	The market value of the unearned shares was calculated based on the closing price of the Company’s common stock on September 30, 2011, which was $0.11 per share.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore, Dr. Kunayev and Mr. Kotov did not receive additional compensation for their service on our board of directors.

Director Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $25,000 stipend per year, plus travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors, nor did we award any equity compensation to any of our non-employee directors during fiscal 2011.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors during fiscal 2011.

	Fees
	earned or
	paid in
Name	cash	Total
	($)	($)

Kerry Doyle	25,000	25,000

Valery Tolkachev	25,000	25,000

Jeffrey Brinhall	25,000	25,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of January 10, 2012 a total of 52,657,574 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, we own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Bakhytbek Baiseitov	90,058,500(2)	63.3
	291/21 Dostyk Ave
	Almaty, Kazakhstan 050020

Common	Firebird Management LLC(3)	6,958,331	13.2
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.3
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights, options and/or warrants.
 (2) These shares are not currently issued or outstanding.  On September 30, 2011, in connection with ongoing efforts to finalize and close the Loan Restructuring Agreement, the Company issued to Baiseitov two promissory notes: i) the Non-Negotiable Note in the principal amount of $10,800 and ii) the Consolidated Note in the principal amount of $24,446.

The Non-Negotiable Note provides that it shall be repaid through the issuance of Company common stock to Baiseitov at any time upon his demand.  The price per share for principal and interest shall be $0.12 per share.  Interest accrues on the Non-Negotiable Note at a rate per annum equal to 0.26%.  If the issuance of common stock to repay the Non-Negotiable Note has not occurred by September 30, 2014, the Company shall make payment in full of the principal and interest in cash.  The amount shown in the table above reflects repayment of the full amount of principal and interest of the Non-Negotiable Note as of December 31, 2011.
The Consolidated Note provides that following the increase in the authorized common stock of the Company to 500,000,000 common shares, as contemplated in the Loan Restructuring Agreement, Baiseitov will have the right at any time following a five-day written notice to convert all or any portion of the principal amount of the Consolidated Note and any accrued but unpaid interest into common stock.  The conversion price per shares is $0.10.  The Consolidated Note accrues interest at a basic interest rate of 12% per annum, which shall be paid semi-annually in arrears on each six-month anniversary of the issuance date.  Assuming Baiseitov could have converted the full principal and accrued interest due under the Consolidated Note as of December 31, 2011, he would have been issued 251,791,431 common shares, or
(3)  Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 1,814,165 shares of common stock; (ii) FGS Advisers , LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 2,938,333 shares of common stock; (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 333,333 shares of common stock; and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,775,000 shares of common stock, and Firebird New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock. As investment advisors to the above listed funds (the “Funds”), each of Avrora Advisors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares investment power and voting power with respect to the common stock reported by them. James Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity.  Mr. Passin individually holds options to purchase an aggregate of 25,000 share of common stock at an exercise prices of $3.00 per share that were granted to him in connection with his service as a former director of the Company.  Mr. Passin possesses sole investment and voting power with respect to such securities.

Security Ownership of Management

The following table sets forth as of January 10, 2012 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

Type of Security	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Alexey Kotov(2) (3)(4)	1,013,434	1.9
Common	Indira Kaliyeva(2)	15,000	*
Common	Arran Watson(2)	0	*
Common	Robert Jobling(2)	188,667	*
Common	Mirgali Kunayev(2) (3) (5)	13,275,177	25.3
Common	Petroleum Group Services Limited(5)	10,500,897	19.9
Common	Jeffrey Brimhall(3)	0	*
Common	Kerry Doyle(3) (5)	0	*
Common	Valery Tolkachev(3) (6)	25,000	*
Directors, Nominees and Named Executive Officers
as a Group: (9 persons)		14,517,278	27.4

*  Less than 1%.
(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding options and/or warrants.
(2) Mr. Kotov, Ms. Kaliyeva, Mr. Watson, Mr. Jobling and Dr. Kunayev were named executive officers of the Company as of its most recently completed fiscal year end.
(3) Dr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(4) Mr. Kotov holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015. Pursuant to the terms of  Mr. Kotov’s employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010), he became entitled to receive a restricted stock grant equal to 0.85% of the total number of shares outstanding on that date, or 443,817 shares.  This grant vests equally over a period of three years from August 2, 2011, with the initial vesting occurring on August 2, 2012.  After deducting the option discussed above, of the 913,434 shares, 177,650 shares have vested.  Except upon the occurrence of certain events, as detailed in Item 11 – Executive Compensation, above, the remaining 735,784 shares shall vest to Mr. Kotov over the next three years on August 2nd of each year, the anniversary of the effective date of his employment agreement.

(5) Dr. Kunayev owns no shares in his own name.  Dr. Kunayev holds an immediately exercisable option to purchase up to 110,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015  The shares attributed to Mr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 10,500,897 shares held of record by Petroleum Group Services Limited (“PGSL”), 2,608,420 shares held of record by Mars International Worldwide, Inc. (“Mars”) and 54,860 shares held in street name.  Mr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL.  Mr. Kunayev is the owner of Mars and may be deemed to own the securities held by Mars.
(6) Mr. Tolkachev holds an immediately exercisable option to purchase up to 25,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 10, 2012, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	n/a	2,815,936
Total	800,000	$3.00	2,815,936

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

In 2008 we issued restricted stock grants totaling 676,925 shares to a number of employees under the 2008 Plan.  All restricted stock grants were subject to certain vesting conditions.  In September 2008, 33,944 shares of non-vested restricted stock grants were forfeited due to the resignation of one of the selected officers.

In 2009 we awarded restricted stock grants totaling 407,500 shares under the 2008 Plan to certain Company employees in connection with their employment agreements.

In 2010 we awarded restricted stock grants totaling 817,950 shares under the 2008 Plan to certain Company employees in connection with their employment agreements.,

Pursuant to the terms of Mr. Kotov’s employment agreement, during the term thereof, Mr. Kotov is entitled to receive, on an annual basis, a stock grant equal to 0.85% of the total outstanding common stock of the Company on the anniversary of the effective date of his employment agreement (August 2, 2010).  On August 2, 2011, Mr. Kotov became entitled to receive a stock grant of 443,817 shares.  These shares were issued to Mr. Kotov in January 2012.  These shares will vest to Mr. Kotov equally over a period of three years on the anniversary of the effective date of his employment agreement.

During fiscal 2010 and 2011, 127,734 shares of non-vested restricted stock grants were forfeited to the Company in connection with the severance provisions of the employment agreements of certain former employees of the Company.

Changes in Control

As discussed above, in connection with ongoing efforts to finalize and close the Restructuring Agreement, on September 30, 2011, we issued to Bakhytbek Baiseitov two secured promissory notes, the Non-Negotiable Note, and Consolidated Note.  If Mr. Baiseitov had demanded repayment of the principal and accrued interest of the Non-Negotiable Note as of December 31, 2011, we would have been required to issue 90,058,500 shares to Mr. Baiseitov.  The issuance of shares to retire the Non-Negotiable Note would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Similarly, assuming we had increased our authorized common shares to 500,000,000 as contemplated by the Loan Restructuring Agreement and assuming Mr. Baiseitov had determined to convert the full principal and accrued but unpaid interest owed under the Consolidated Note at December 31, 2011, we would have been required to issue 251,791,431 shares to Mr. Baiseitov.  The election by Mr. Baiseitov to convert the Consolidated Note to shares of the Company would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal 2011 and 2010 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120 or 1% of our average total assets at September 30, 2011 and 2010 in which any related person had or will have a direct or indirect material interest.

Director Independence

The board of directors has determined that Valery Tolkachev and Jeffrey Brimhall are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2011 and 2010, and is expected to serve in that capacity for the 2011 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2011 and September 30, 2010, are summarized as follows:

	Fiscal 2011	Fiscal 2010

Audit	$302	$317
Audit related	-	-
Tax	-	4
All other	-	-
Total	$302	$321

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

Tax Fees.  Tax fees were for professional services related to tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2010.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated January  11, 2012

Consolidated Balance Sheets as of September 30, 2011 and 2010

Consolidated Statements of Operations for the years ended September 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation dated July 21, 2005(3)
3.4	Bylaws of Caspian Services, Inc. (As Amended through June 19, 2008)(6)
3.5	Bylaws of Caspian Services, Inc. (As Amended through September 30, 2011)(17)
4.1	Caspian Services, Inc. 2008 Equity Incentive Plan(12)
4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011*
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011*
10.1	Loan Agreement, dated December 21, 2006, between Balykshi LLP and European Bank for Reconstruction and Development(4)
10.2	First Amendment to Loan Agreement, dated June 20, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.3	Investment Agreement, dated June 28, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.4	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(7)
10.5	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(8)
10.6
Deed of Guarantee and Indemnity, dated 2 June 2009, between Topaz Energy and Marine Limited and NMSC Kazmortransflot Joint Stock Company and Caspian Services, Inc. as Guarantors and European Bank For Reconstruction and Development(9)

10.7
Subordination and Share Retention Deed, dated 2 June 2009, among Mangistau Oblast Boat Yard, L.L.P. as Borrower and Topaz Energy and Marine Limited, NMSC Kazmortransflot Joint Stock Company, Caspian Services Inc. as Sponsors and Kyran Holdings Limited, NMSC Kazmortransflot Joint Stock Company, Balykshi L.L.P. as Participants and European Bank for Reconstruction and Development(9)

10.8	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(10)
10.9	Second Amendment to Loan Agreement, dated October 22, 2009, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.10	Amendment Deed to Deed of Financial Performance Guarantee, dated October 22, 2009, between Balykshi LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(11)
10.11	Employment Agreement, dated May 31, 2010, between Caspian Services, Inc. and Indira Kaliyeva(13)
10.12	Employment Agreement, dated August 2, 2010, between Caspian Services, Inc. and Alexey Kotov(14)
10.13	Shareholders Agreement, dated August 6, 2008, among Caspian Real Estate Limited, Caspian Services, Inc., Balykshy L.L.P. and European Bank for Reconstruction and Development (15)

10.14	Deed of Financial and Performance Guarantee, dated August 6, 2008, among Balykshy L.L.P. and Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.15	Share Retention Deed, dated October 3, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.16	Subordination Deed, dated August 6, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.17	Deed of Assignment of Contracts, dated August 5, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.18	Deed of Assignment of Insurances, dated September 12, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.19
Agreement on Mortgage of Immovable Property, dated August 15, 2008, between Balykhsy L.L.P. and Caspian Real Estate Limited and  Caspian Services, Inc. and European Bank for Reconstruction and Development (15)

10.20
Amendment Agreement No. 1 to Agreement on Mortgage of Immovable Property, dated October 22, 2009, between Balykshy L.L.P. and Caspian Real Estate Limited and Caspian Services, Inc. and European Bank for Reconstruction and Development (15)

10.21	Participation Interest Pledge Agreement, dated August 15, 2008, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.22	Amendment Agreement No. 1 to Participation Interest Pledge Agreement, dated March 31, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.23	Amendment Agreement No. 2 to Participation Interest Pledge Agreement, dated October 22, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.24	Agreement on Pledge of Movable Property, dated August 15, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.25	Amendment Agreement No. 1 to Agreement on Pledge of Movable Property, dated October 22, 2009, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.26	Agreement on Pledge of Monies at the Bank Accounts, dated August 15, 2008, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)
10.27
Agreement on Pledge of Monies at the Bank Accounts, dated December 12, 2008, between Caspian Real Estate Limited and and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)

10.28
Amendment Agreement No. 1 to Agreement on Pledge of Monies at the Bank Accounts, dated October 22, 2009, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)

10.29	Employment Agreement, dated August 29, 2008, between Arran Watson and Caspian Services, Inc.(15)

10.30	Loan Consolidation and Restructuring Agreement by and among Caspian Services, Inc. and Bakhytbek Baiseitov, dated as of July 31, 2011(16)
10.31	Addendum No. 1 to the Employment Agreement dated 29th August 2008 between Caspian Services and Arran Watson*
10.32	Revised Employment Agreement, dated 1st December 2007, between Caspian Services, Inc. and Robert Jobling*
10.33	Addendum #2 to the Employment Agreement of Robert Jobling, dated August 1, 2009, between Caspian Services, Inc. and Robert Jobling*
14.1	Code of Ethics(2)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed herewith.
(1)  Incorporated by reference to the Registration Statement of the Registrant on Form SB-1filed with the Commission on September 9, 1999.
(2)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 15, 2005.
(3)  Incorporated by reference to Registrant’s Amended Current Report on Form 8-K/A filed with the Commission on August 2, 2005.
(4)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on January 16, 2007.
(5)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007.
(6)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2008.
(7)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2008.
(8)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 17, 2009.
(9)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2009.
(10)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2009.
(11)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2009.
(12)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2009.
(13)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2010.

(14)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
(15)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2011.
(16)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2011.
(17)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 12, 2012	By: /s/ Alexey Kotov
Name: Alexey Kotov
Title: chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 12, 2012	/s/ Alexey Kotov
Alexey Kotov Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 12, 2012	/s/ Indira Kaliyeva
Indira Kaliyeva Chief Financial Officer (Principal Financial Officer)

Date:	January 12, 2012	/s/ Mirgali Kunayev
Mirgali Kunayev
Chairman of the Board of Directors

/s/ Jeffrey Brimhall
Date:	January 12, 2012	Jeffrey Brimhall Director

/s/ Kerry Doyle
Date:	January 12, 2012	Kerry Doyle Director

/s/ Valery Tolkachev
Date:	January 12, 2012	Valery Tolkachev Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 and 2010	F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2011 and 2010	F-3

Consolidated Statements of Equity for the Years Ended
September 30, 2010 and 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2011 and 2010	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 8, a Company creditor has indicated that it believes the Company may be in violation of certain covenants of certain substantial financing agreements. The financing agreements have acceleration right features that, in the event of default allow for the loan and accrued interest to become immediately due and payable.  As a result of this uncertainty, the Company has included the note payable and all accrued interest as current liabilities at September 30, 2011.  At September 30, 2011, the Company had negative working capital of $50,454,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 11, 2012

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	As of September 30,
	2011	2010
ASSETS
Current Assets
Cash	$6,136	$5,707
Trade accounts receivable, net of allowance of $6,223 and $6,726, respectively	13,899	17,036
Trade accounts receivable from related parties, net of allowance of $18 and $256, respectively	2,674	137
Other receivables, net of allowance of $18 and $339, respectively	943	536
Inventories	1,845	1,711
Inventories held for sale, net of allowance of $1,809 and $1,919, respectively	905	576
Prepaid taxes	1,832	2,472
Advances paid	647	528
Deferred tax assets	1,621	1,892
Prepaid expenses and other current assets	1,284	1,893
Total Current Assets	31,786	32,488
Vessels, equipment and property, net	66,063	73,118
Drydocking costs, net	258	348
Goodwill	232	4,486
Intangible assets, net	148	164
Long-term prepaid taxes	5,352	5,402
Investments	14	-
Long-term other receivables, net of current portion	1,206	1,255
Total Assets	$105,059	$117,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,923	$4,126
Accounts payable to related parties	16	533
Accrued expenses	1,460	1,612
Taxes payable	2,317	3,344
Deferred revenue	587	1,392
Accelerated put option liability	15,817	13,644
Long-term debt - current portion	57,120	58,176
Total Current Liabilities	82,240	82,827
Long-term deferred revenue from related parties	3,072	3,278
Long-term deferred income tax liability	758	57
Total Long-Term Liabilities	3,830	3,335
Total Liabilities	86,070	86,162
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares issued and outstanding	53	53
Additional paid-in capital	64,724	64,617
Accumulated deficit	(24,313)	(14,659)
Accumulated other comprehensive loss	(14,254)	(14,095)
Equity attributable to Caspian Services, Inc. Shareholders	26,210	35,916
Deficit attributable to noncontrolling interests	(7,221)	(4,817)
Total Equity	18,989	31,099
Total Liabilities and Equity	$105,059	$117,261

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2011	2010
Revenues
Vessel revenues (which includes $0 and $665, respectively, from related parties)	$32,599	$	$ 27,645
Geophysical service revenues (which includes $4,070 and $25, respectively, from related parties)	15,429		18,242
Marine base service revenues (which includes $499 and $154, respectively, from related parties)	1,023		355
Total Revenues	49,051		46,242

Operating Expenses
Vessel operating costs	18,813		18,864
Cost of geophysical service revenues (which includes $0 and $6,332, respectively, to related parties)	8,358		10,004
Cost of marine base service	915		313
Depreciation and amortization	7,530		8,601
Impairment loss	4,603		11,328
General and administrative expense	10,940		22,062
Total Costs and Operating Expenses	51,159		71,172
Loss from Operations	(2,108)		(24,930)

Other Income (Expense)
Interest expense	(7,833)		(8,611)
Foreign currency transaction gain (loss)	111		(1,355)
Interest income	32		20
Loss from equity method investees	-		(452)
Other non-operating income, net	354		92
Net Other Expense	(7,336)		(10,306)

Loss from Continuing Operations Before Income Tax	(9,444)		(35,236)
Benefit from (provision for) income tax	(1,438)		1,294
Loss from continuing operations	(10,882)		(33,942)
Loss from discontinued operations	(1,126)		(188)
Net loss	(12,008)		(34,130)
Net loss attributable to noncontrolling interests	2,354		4,650
Net loss attributable to Caspian Services, Inc	$(9,654)		$(29,480)

Basic and Diluted Loss per Share from continuing operations	$(0.16)		$(0.56)
Basic and Diluted Loss per Share from discontinued operations	(0.02)		(0.00)
Basic and Diluted Loss per Share	$(0.18)		$(0.56)
Weighted average shares outstanding	52,213,757		52,213,757
Amounts attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$(8,618)		$(29,374)
Discontinued operations, net of tax	(1,036)		(106)
Net loss	$(9,654)		$(29,480)

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended September 30, 2010 and 2011
(Dollars in thousands)
	CSI Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Loss	Equity

September 30, 2009	51,527,542	$ 52	$ 64,415	$ 14,821	$ (16,048)	$ (258)		$ 62,982
Net loss	-	-	-	(29,480)	-	(4,650)	$ (34,130)	(34,130)
Currency translation adjustment	-	-	-	-	1,953	91	2,044	2,044
Comprehensive loss						(4,559)	$ (32,086)
Issuance of restricted shares	817,950	1	(1)	-	-	-		-
Forfeiture of restricted shares	(125,480)	-	-	-	-	-		-
Adjustment to reconcile
shares issued to employees	(6,255)	-	(5)	-	-	-		(5)
Stock based compensation	-	-	208	-	-	-		208
September 30, 2010	52,213,757	53	64,617	(14,659)	(14,095)	(4,817)		31,099
Net loss	-	-	-	(9,654)	-	(2,354)	$ (12,008)	(12,008)
Currency translation adjustment	-	-	-	-	(159)	(50)	(209)	(209)
Comprehensive loss						(2,404)	$ (12,217)
Adjustment to reconcile
shares issued to employees	-	-	1	-	-	-		1
Stock based compensation	-	-	106	-	-	-		106
September 30, 2011	52,213,757	$ 53	$ 64,724	$ (24,313)	$ (14,254)	$ (7,221)		$ 18,989

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,008)	$(34,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,530	8,667
Provision for losses on trade accounts receivable	-	2,831
Provision for accounts receivable from related parties	-	533
Provision for other accounts receivable	-	103
Provision on inventory	-	1,544
Impairment loss	4,603	11,328
Accrued interest on accelerated put option liability	2,231	3,644
Loss on sale of property and equipment	-	365
Net loss in equity method investees	-	452
Foreign currency transaction loss (gain)	(111)	1,355
Stock based compensation	106	208
Changes in current assets and liabilities:
Trade accounts receivable	3,120	7,126
Trade accounts receivable from related parties	(2,557)	615
Other receivables	(786)	(11)
Inventories	(139)	(425)
Inventories held for sale	(331)	(489)
Prepaid taxes	643	(1,398)
Advances paid	(125)	(111)
Deferred tax assets	268	(891)
Prepaid expenses and other current assets	609	(293)
Long-term prepaid taxes	36	(1,916)
Long-term other receivables, net of current portion	52	(81)
Accounts payable	795	(4,088)
Accounts payable to related parties	(524)	(6,145)
Accrued expenses	7,388	4,534
Taxes payable	(1,031)	524
Deferred revenue	(809)	1,342
Long-term deferred revenue from related parties	(199)	3,268
Long-term deferred income tax liability	711	(1,269)
Net cash provided by (used in) operating activities	$9,472	$(2,916)

Cash flows from investing activities:
Investment in securities	(14)	-
Investment in joint venture	-	(5)
(Increase)/Decrease in intangible assets	16	(77)
Collections on notes receivable	-	101
Proceeds from sale of property and equipment	-	6
Payments to purchase vessels, equipment and property	(2,511)	(12,513)
Net cash used in investing activities	$(2,509)	$(12,488)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	6,800
Payments on long-term debt	(6,734)	(13,514)
Net cash used in financing activities	$(6,734)	$(6,714)
Effect of exchange rate changes on cash	200	(1,397)
Net change in cash	429	(23,515)
Cash at beginning of year	5,707	29,222
Cash at end of year	$6,136	$5,707

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$734	$53
Cash paid for income tax	1,232	2,216

Supplemental disclosure of non-cash investing and financing information:
Capitalized interest	$-	$1,185
Foreign currency translation loss capitalized into Marine Base	-	755

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

Business Condition – In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC (“Great Circle”). Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000 (the “Loans”).  The Altima loan matured and became due and payable in June 2011.  The Great Circle loan matured and became due and payable in December 2011.  The Loans bear interest at a rate of 13% per annum.  On June 20, 2011 and July 1, 2011 an otherwise unrelated individual (“Investor”) acquired all right, title and interest in and to the Loans and restructured the terms of the loans. On September 30, 2011 the Company executed an agreement to consolidate and restructure the Loans (the “Loan Restructuring Agreement”) with the Investor.

Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure the EBRD financing agreements.  Until the Closing of the Loan Restructuring Agreement the restructured loan will be treated as a current liability.

The Company funded construction of its marine base through a combination of debt and equity financing agreements with EBRD pursuant to which EBRD provided $18,600 of debt financing and made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

In connection with EBRD’s 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest based on Balykshi’s fair market value.  The put option is exercisable between June 2013 and June 2017.  This agreement also contains an acceleration feature that, should a triggering event occur, grants EBRD the right to require the Company to repurchase the $10,000 equity investment at a 20% annual rate of return at any time following the triggering event.

In accordance with accounting principles generally accepted in the United States of America, the put option is an unconditional obligation and is measured at its fair value based on an estimate of the amount of cash that would be required to settle the liability.  At the time of investment, the $10,000 of proceeds from the equity financing was allocated to the put option which was classified as a long-term liability.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

The Company has been verbally notified by EBRD that it believes the Company and Balykshi are in violation of certain covenants of the EBRD financing agreements. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result of this uncertainty, the Company has included the EBRD note payable and all accrued interest as current liabilities at September 30, 2011. Additionally, this notification may also trigger an acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2010 the Company had accrued $3,644 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For fiscal 2011 the Company accrued an additional $2,173 of interest expense to reflect the required return on investment for that period.

Should the Loan Restructuring Agreement not close, or should EBRD determine to exercise its acceleration rights, the Company currently has insufficient funds to repay these obligations individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be difficult to obtain new funding to satisfy these obligations.  If the Company were unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully close the Loan Restructuring Agreement, including among other things, reaching agreement with EBRD to restructure the EBRD financing agreements, or to repay its debt obligations by obtaining additional financing or selling business segments or assets.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Marine Base Services – Marine Base Services consist of operating a marine base located at the Port of Bautino on the North Caspian Sea and formerly operating a water desalinization and bottling plant selling potable water. The Company sold its interest in its subsidiary Bauta, the water desalinization and bottling plant, in April 2011 to a non-related third party, see Note 4.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates see Note 4.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 14 for a discussion of the fair value of the long-term derivative put option liability.

Cash – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash balances in Balykshi and CRE, as designated under our loan agreement with EBRD, may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2011 and 2010 the total cash balance of Balykshi and CRE was $10 and $250, respectively.

Receivables — In the normal course of business, the Company extends credit to its customers on a short-term basis.  The Company’s principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies pose the greatest risks.  For new geophysical services customers, the Company typically requires an advance payment and the Company retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews accounts receivable balances and makes provisions for doubtful accounts as necessary.  Accounts are reviewed on a case-by-case basis and losses are recognized in the period the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivables based on existing economic conditions.

Inventories – Inventory consists of fuel, spare parts and supplies related to geophysical and marine base operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. Inventories held for sale represent items and materials, which are expected to be sold within the next fiscal year. As of September 30, 2011 and 2010 an allowance of $1,809 and $1,919, respectively, was recognized.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2011 and 2010 of $7,002 and $7,508, respectively.

Drydocking Costs – Caspian’s vessels must be periodically drydocked and undergo certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months.  Drydocking costs comprise painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2011 and 2010 of $477 and $1,044, respectively. Accumulated amortization of the drydocking costs was $1,290 and $983 as of September 30, 2011 and 2010, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2011 and 2010, the Company reviewed its long-lived assets and determined the Marine Base was impaired. See Note 2 for details.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2011 and 2010 the Company had $587 and $1,392, respectively, of deferred revenue related to these prepaid services.

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
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 30, 2011 and 2010, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

Comprehensive Loss – Total comprehensive loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive loss is comprised solely of accumulated foreign currency translation adjustments.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

At September 30, 2011 the Company had 800,000 options outstanding, 331,968 non-vested restricted shares outstanding and 90,000,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

At September 30, 2010 the Company had 800,000 options outstanding, 622,159 non-vested restricted shares outstanding and 16,960,009 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

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

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to North Caspian Operating Company (“NCOC”) service providers. Loss of this customer could have a material negative effect on the Company. Some vessel charter services are provided under contracts with varying terms and through various dates in 2012. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

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

Reclassifications – Certain reclassifications have been made to the fiscal year 2010 financial statements to conform to the fiscal year 2011 presentation.  The reclassifications had no effect on net income for the year ended September 30, 2010.

Recent Accounting Pronouncements —In December 2010 the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and is currently evaluating the impact of the pending adoption of ASU 2010-28.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for fiscal 2012 and the Company is currently evaluating the impact of the pending adoption of ASU 2010-06.

In June 2011 the FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued an ASU that deferred portions of the prior ASU relating to the presentation of reclassification adjustments.  The remainder of the provision will be effective for the first quarter of fiscal 2013 and as the update only requires a change in presentation, the Company does not expect it to have a material impact on its financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base will be fully operational.  In March 2010, Balykshi reached agreement with the local authorities to complete the outstanding dredging and as a result, the second phase of the base was commissioned in July 2010.  Subsequent to the year-end the Company contracted with a contractor to complete the dredging which is anticipated to cost around $3,000.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykhsi or the Company to provide financing for, or to complete, the dredging works could also constitute a default under the EBRD financing agreements.

During 2011 and 2010, the Company determined it necessary to perform an impairment analysis on the marine base since the development of Kashagan field, phase 2 was postponed and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed.  Activities for which it was anticipated the marine base would support are not expected to commence until sometime between 2014 and 2016. As a result, the marine base is currently highly underutilized.

As a result of the impairment analysis, the Company concluded that an impairment of $322 and $11,328 was necessary at September 30, 2011 and 2010, respectively.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods and potentially selling part of the ownership interests.

NOTE 3 – EQUITY METHOD INVESTMENTS

Veritas-Caspian – During 2005 the Company and an unrelated company formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan Government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks. The Company recognized $0 and $665 of vessel revenue during the years ended September 30, 2011 and 2010, respectively, from the charter of vessels to Veritas-Caspian.

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

Revenues from the sale of the data will be split between the Kazakhstan government and Veritas-Caspian at various percentages after Veritas-Caspian has recovered its costs. In turn, revenue will be split between the Veritas-Caspian joint-venture holders after Veritas-Caspian has recovered its costs.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

At September 30, 2011 the Company’s investment in Veritas-Caspian was zero due to Veritas-Caspian’s accumulated losses of around $36,000. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

MOBY – In January 2008 the Company and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at the Company’s marine base, which is located in Bautino Bay and was commissioned in June 2010. Balykhsi owns a 20% interest in the joint venture, which is accounted for by the equity method. The Company had invested $732, which fully met its obligation for its share in this joint venture. Prior to September 30, 2010, the Company’s initial investment in MOBY of $732 had been reduced to zero due to MOBY’s accumulated losses of $7,000.

NOTE 4 –BAUTA DISCONTINUED OPERATIONS

In April 2011 the Company sold its interest in Bauta to an unrelated third party for $343. Immediately prior to the sale, the Company recorded an impairment loss of $777, reducing the carrying value of the net assets to $260. The impairment loss and the Bauta operating loss, totaling $1,126 are included in the loss from discontinued operations on the consolidated statements of operations.

In April 2011 the assets and liabilities of Bauta consisted of the following:

Total Assets	$412
Total Liabilities	(152)
Net Assets	$260

The summary of discontinued operations for Bauta are as follows:

	For the Years Ended September 30,
	2011	2010

Revenues	$575	$1,358
Loss from discontinued operations	$(1,126)	$(188)

NOTE 5 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year and no allowance for doubtful accounts was deemed necessary at September 30, 2011. Receivables from vessel charter revenues were approximately $9,532 and $13,670 at September 30, 2011 and 2010, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis.  The receivables are due 30 days from date of invoice.  At September 30, 2011 and 2010, net receivables related to geophysical services totaled $4,300 and $3,336, respectively. The Company has reviewed the accounts receivable as of September 30, 2011 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $6,223 and $6,726 at September 30, 2011 and September 30, 2010, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2011 and 2010, receivables related to marine base operations totaled $67 and $30, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2011 and 2010.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to non-executive employees which bear no interest and have terms ranging from less than one year to five years, (2) refunds of inventory advances. These amounts are currently due and expected to be repaid in the near-term.

The Company has reviewed the other accounts receivable as of September 30, 2011 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $18 and $339 at September 30, 2011 and 2010, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

NOTE 6 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

as of September 30,	2011	2010	Depreciable Life in Years
Land	$9,609	$10,238	N/A
Buildings and constructions	37,828	38,352	10-14
Marine vessels	20,938	22,104	10
Machinery and equipment	25,955	27,651	2-15
Field camp	362	446	5-14
Vehicles	3,074	3,372	3-12
Office equipment	459	397	2-10
Dwelling units	2,812	1,840	3-7
Other	552	486	3-7
Development of marine base	-	69	N/A
	101,589	104,955
Accumulated depreciation	(35,526)	(31,837)
Vessels, Equipment and Property, net	$66,063	$73,118

During the fiscal years ended September 30, 2011 and 2010 the Company incurred construction costs of $0 and $10,765, respectively.  The Company capitalized interest costs related to the development of the marine base in the amount of $0 and $913 for the fiscal years ended September 30, 2011 and 2010, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2011		2010
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 387	$ 239	$ 352	$ 188
Total		$ 387	$ 239	$ 352	$ 188

Total amortization expense related to intangible assets was approximately $51 and $49 for the years ended September 30, 2011 and 2010, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2012	2013	2014	thereafter
Amortization expense	$ 51	$ 51	$ 46	$ -

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Goodwill – During 2008 the Company increased its ownership percentage of KMG from 51% to 80% and recorded $2,195 of additional goodwill. In accordance with accounting principles, generally accepted in the United States of America the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2011. Based on the evaluation made, the Company concluded that KMG goodwill should be fully impaired. The evaluation based on projected net cash inflows in forthcoming years shows that fair value of KMG assets is below its carrying value. At September 30, 2011 all goodwill was a result of the TatArka acquisition in May 2004.

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The Year Ended September 30,
	2011	2010
Balance - beginning of year	$4,486	$4,383
Impairment of KMG goodwill	(4,281)	-
Foreign currency translation adjustment	27	103
Balance - end of year	$232	$4,486

NOTE 8– NOTES PAYABLE

Notes payable consists of the following:

	September 30,	September 30,
	2011	2010

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,800	$-

Convertible consolidated promissory note payable to an investor; interest at 12%	24,446	-

Loan from investor, paid subsequent to September 30, 2011	2,000	-

EBRD loan and accrued interest at 7% due May 2015
secured by property and bank accounts	19,874	19,167

Unsecured convertible Altima loan and accrued
interest at 13%; assumed by new creditor in July 2011	-	19,832

Unsecured convertible Great Circle loan and accrued
interest at 13%; assumed by new creditor in July 2011	-	19,177

Total Long-term Debt	57,120	58,176
Less: Current Portion	57,120	58,176
Long-term Debt - Net of Current Portion	$-	$-

EBRD Loan

EBRD’s financing agreements contain certain financial and other covenants, the violation of which could be deemed a default under those agreements. Pursuant to the terms of the financing agreements, following delivery of written notice to Balykshi or the Company of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan together with all accrued interest immediately due and payable or payable on demand. The EBRD financing agreements also provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would allow EBRD to declare its loan immediately due and payable or payable on demand. As the EBRD loan is secured, in the event Balykshi or the Company are unable to repay the loan, EBRD could have the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base. EBRD has verbally notified the Company that it believes Balykshi and the Company are in violation of certain covenants of their financing agreements. The Company is in ongoing discussion with EBRD about restructuring the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Loan from Investor

In 2008 the Company entered into Facility agreements with Altima and Great Circle.  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 while the Great Circle loan matured and became due and payable in December 2011.  The Altima and Great Circle loans (“Loans”) bore interest at 13% per annum. At June 30, 2011, these loans and accrued interest totaled $42,264. During June and July 2011, an Investor acquired these Loans and on September 30, 2011, the Company and the Investor agreed to restructure the Loans.  Prior to the restructuring, the Company made payments to the Investor reducing the total debt balance to $37,246.  Within 30 days of closing, the Company agreed to make a $2,000 cash payment to the Investor which will be credited as a reduction of principal due. In satisfaction of the remaining outstanding balance of the restructured loan obligations, the Company issued the Investor two secured promissory notes. The first a $10,800 Non-Negotiable Promissory Note (“Non-Negotiable Note”) and the second a $24,446 Convertible Consolidated Promissory Note (“Consolidated Note”).

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Note by the issuance of common stock of the Company. The price per share for principal and interest shall be $.12 per share. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Note by the issuance of Common Stock on the earlier of: (i) the date on which the Company and the Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and the Investor terminate restructuring negotiations with EBRD. If the issuance of Common Stock has not been demanded by the Investor or made at the election of the Company by September 30, 2014 (the Maturity Date), the Company must repay the principal and interest in cash.

The Company is required to  pay interest on the principal amount of the Non-Negotiable Note in Common Stock at the time of payment of the principal. Interest accrues at a rate per annum equal to 0.26%, until the Maturity Date.

The Company will issue the Investor 90 million shares of restricted Common Stock to settle the principal amount of the Non-Negotiable Note, excluding shares that will be issued to the Investor in satisfaction of accrued interest.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

The Non-Negotiable Note was issued in connection with the Loan Restructuring Agreement. As the Loan Restructuring Agreement has not yet closed, the Non-Negotiable Note has been treated as a current liability in the accompanying financial statements.

Convertible Consolidated Promissory Note

Interest accrues at 12% per annum, and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011). The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an Event of Default, which shall be payable in cash upon demand.

The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, shall be due and payable on September 30, 2014 (the Maturity Date). The Company may elect to prepay principal in increments of $1,000 at the time of any scheduled interest payment, except in the case of full repayment of principal and interest which may be made at any time.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

The Consolidated Note provides that following the increase in the authorized common stock of the Company to 500 million common shares, as contemplated in the Loan Restructuring Agreement, the Investor will have the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into Common Stock at $.10 per share. At September 30, 2011, the closing stock price was $0.11 per share resulting in the Investor receiving a contingent beneficial conversion feature of $0.01 per share. This results in a total of $2,445 of beneficial conversion that will be recorded upon the Company increasing its authorized common stock to 500 million shares.

The Consolidated Note was issued in connection with the Loan Restructuring Agreement. As the Loan Restructuring Agreement has not yet closed, the Consolidated Note has been treated as a current liability in the accompanying financial statements.

Registration Rights Agreement

In connection with the closing of the Loan Restructuring Agreement, the Company and the Investor will enter into a Registration Rights Agreement granting the Investor the right to require the Company to register all or a part of the shares held by the Investor, including but not limited to, any shares issued in satisfaction of the Notes.

Pursuant to the terms and conditions of the Loan Restructuring Agreement, the Company has agreed to, as promptly as practicable, increase the authorized common stock to 500 million shares, $0.001 par value, amend its Bylaws to increase the number of directors to seven and to nominate as candidates to the board two persons recommended by the investor. Upon closing, the Company will undertake to meet these requirements.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock-based Compensation Plan - The Company accounts for issuances of stock-based compensation to employees in accordance with accounting principles generally accepted in the United States of America, which require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense charged against income for stock-based awards during the fiscal year ended September 30, 2011 and 2010 was $106 and $208, respectively, and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

A summary of the non-vested stock under the Compensation Plan at September 30, 2011 follows:

		Weighted Average Grant
	Non-Vested Shares	Date Fair Value Per Share

Non-vested at September 30, 2010	622,159	$0.33
Stock granted	-	N/A
Stock vested	(283,691)	0.32
Stock forfeited	(6,500)	0.32
Non-vested at September 30, 2011	331,968	$0.34

A summary of the non-vested stock under the Compensation Plan at September 30, 2010 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2009	248,006	$1.63
Stock granted	817,950	0.31
Stock vested	(318,317)	1.26
Stock forfeited	(125,480)	0.35
Non-vested at September 30, 2010	622,159	$0.33

The value of the non-vested stock under the plan at September 30, 2011 was $37. As of September 30, 2011 unrecognized stock-based compensation was $58 and will be recognized over the weighted average remaining term of 1.4 years.

Stock Options – At September 30, 2011, the Company had 800,000 options outstanding that were fully vested. These options expire in August 2015.

Stock option activity for the years ended September 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share
Outstanding at beginning of the year	800,000	$ 3.00	800,000	$ 3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of the year	800,000	$ 3.00	800,000	$ 3.00
Exercisable at end of the year	800,000	$ 3.00	800,000	$ 3.00

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2011 was 4 years.

At September 30, 2011 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

NOTE 10— COMPREHENSIVE LOSS

Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss. Accumulated other comprehensive loss is included in shareholders’ equity and consists of foreign currency translation adjustments.

Total comprehensive loss for the year ended September 30, 2011 was $12,217. Of this amount, the loss from foreign currency translation adjustment was $209.

Total comprehensive loss for the year ended September 30, 2010 was $32,086. Of this amount, the income from foreign currency translation adjustment was $2,044.

NOTE 11 – INCOME TAXES

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

Earnings and (losses) before income taxes, discontinued operations and noncontrolling interests derived from United States and international operations are as follows:

	For the Years Ended September 30,
	2011	2010
United States	$ (2,863)	$ (2,534)
Kazakhstan	(6,581)	(32,702)
	$ (9,444)	$ (35,236)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Income tax expense consists of the following:

	For the Years Ended September 30,
	2011	2010
Current income tax	$ (712)	$ (867)
Deferred income tax	(726)	2,161
Income tax (provision) benefit	$ (1,438)	$ 1,294

Deferred tax assets and liabilities are as follows:

as of September 30,	2011	2010
Deferred tax assets
Tax loss carry forwards	$ 11,241	$ 8,609
Provision for doubtful debts	1,621	1,848
Property and equipment	-	137
Other deferred tax assets	-	43
Valuation allowance	(11,241)	(8,745)
Total deferred tax asset	1,621	1,892

Deferred tax liabilities
Property and equipment	(758)	(57)
Total deferred tax liability	(758)	(57)
Net deferred tax asset	$ 863	$ 1,835

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for (benefit from) income taxes:

	For the Years Ended September 30,
	2011	2010
Tax at federal statutory rate (34%)	$ 2,767	$ 10,397
Utilization of losses	635	275
Non-deductible expenses	(1,348)	460
Loss not subject to taxation	(594)	(453)
Unadjusted change in valuation allowance	(2,825)	(5,622)
Effect of lower foreign tax rates	(73)	(3,763)
Income tax (provision) benefit	$ (1,438)	$ 1,294

As of September 30, 2011, the Company has loss carry forwards of approximately $9,601 and $35,742 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2022, and tax loss carry forwards available in Kazakhstan begin to expire in 2013.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal, state and international returns are the fiscal 2008 through 2010 tax years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Economic Environment — In recent years, Kazakhstan has undergone substantial political and economic change.  As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in more mature free market economies.  As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

Legislation and regulations regarding taxation, foreign currency translation, and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. Such legislation and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2011 and 2010 was $401 and $422, respectively.

The Company maintains executive offices in Salt Lake City, Utah, and Almaty, Kazakhstan and administrative offices in Aktau, Kazakhstan. The Company also leases apartments in Aktau for use by employees. Rent expense for the years ended September 30, 2011 and 2010 was $502 and $694, respectively.

The future minimum rental payments required under these operating leases for 2012 are $903.

Some of the vessels in the Company’s fleet are leased from a third party. Rent expense for the years ended September 30, 2011 and 2010 was $6,494 and $5,005, respectively. The future minimum rental payments required under these operating leases are estimated to be $3,929. The current vessel lease agreements expire in fiscal 2012. The Company intends to renew these agreements for some of vessels.

NOTE 13 – RELATED PARTY TRANSACTIONS

Veritas-Caspian – During 2010 the Company chartered vessels with cost reimbursement and provided seismic services to Veritas-Caspian.

The Company recognized $665 of revenue for fiscal 2010.

MOBY – During October 2008 the Company entered into a lease agreement with MOBY for the lease of three hectares of space at the marine base to operate a vessel repair and drydock facility. Balykshi owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per year. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

The lease revenue recognized from MOBY for the fiscal years ended September 30, 2011 and 2010 was $499 and $154, respectively.

KazakhstanCaspiShelf – During 2011 and 2010 the Company chartered vessels and rented equipment from KazakhstanCaspiShelf (KCS), a company related through common ownership. The Company also rented idle equipment to KCS and acquired/rendered seismic services from/to KCS.

The following table summarizes the expenses incurred and the revenues recognized from KCS for the fiscal years ended September 30, 2011 and 2010:

	For Years
	Ended September 30,
	2011	2010

Seismic services performed for KCS	$4,070	$-
Seismic services provided by KCS	-	283
Equipment rental to KCS	$-	$25

Accounts receivable from related parties as of September 30, 2011 and 2010 consisted of the following:

Related Party's Name	Description	September 30, 2011	September 30, 2010

Erkin Oil	Geological services	$-	$237
MOBY	Marine base	381	-
Kazakhstancaspishelf	Equipment rental, services and fuel sales	2,308	18
Officers	Travel and other indirect costs	1	-
Others	Services provided	2	138
	Allowance for doubtful accounts	(18)	(256)
TOTAL		$2,674	$137

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,334 to BMB Munai LLP (a non-related third party), however, if BMB Munai LLP fails to pay the amount due, Bolz is still liable to pay. Accordingly, the balance of $3,334 and the corresponding allowance for doubtful accounts of ($3,334) was moved to Trade Accounts Receivable.

The Company has reviewed the accounts receivable from related parties as of September 30, 2011 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $18 and $256 at September 30, 2011 and 2010, respectively, based on existing economic conditions. The Company believes that most of the receivables will be paid, but, in view of the difficult credit climate which has been affecting the Company’s customers, concluded it should recognize the additional risk attached to these debts.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Accounts payable due to related parties as of September 30, 2011 and 2010 consisted of the following:

Related Party's Name	Description	September 30, 2011	September 30, 2010

Veritas Caspian	Seismic services	$-	$458
Officers	Payroll, travel and compensation	14	65
Others	Services received	2	10
TOTAL		$16	$533

Long-term deferred revenue from related parties as of September 30, 2011 and 2010 consisted of the following:

Related Party's Name	Description	September 30, 2011	September 30, 2010

MOBY	Advance received for land rental	$3,072	$3,278
TOTAL		$3,072	$3,278

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Recurring basis:

At September 30, 2011 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $13,644 at September 30, 2010. As of September 30, 2011 the amount was valued at $15,817, which is the amount the Company would have to pay if EBRD exercised the accelerated put option. The $2,173 change during the year ended September 30, 2011 was for the 20% rate of return.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

Nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Level 1	Level 2	Level 3
Inventory held for sale	$ 905	$ -	$ -	$ 905
Marine base	43,807			43,807
Total	$ 44,712	$ -	$ -	$ 44,712

The fair value of the Inventory held for sale was derived based on current comparable prices for similar inventory.  The fair value of the Marine base was derived from a weighted average probability cash flow analysis which includes exit pricing, anticipated revenues and costs.

In accordance with generally accepted accounting principles, the Company recognized an impairment of $777 during fiscal 2011 to adjust the Bauta assets to their fair value. The fair value was determined based on the exit price of the sale of Bauta of $343.

In accordance with generally accepted accounting principles, goodwill impairment of $4,281 was recognized for KMG as carrying value of KMG assets exceeds its fair value.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Level 1	Level 2	Level 3
Inventory held for sale	$ 576	$ -	$ -	$ 576
Marine base	43,807			43,807
Total	$ 44,383	$ -	$ -	$44,383

In accordance with generally accepted accounting principles, inventory held for sale with a carrying value of $3,004 was written down to its fair value of $576, resulting in an impairment charge of $2,428, which was included in net loss for the year ended September 30, 2010.

In accordance with generally accepted accounting principles, the marine base, which had a carrying value of $55,135 was written down to its fair value of $43,807, resulting in an impairment charge of $11,328, which was included in net loss for the year ended September 30, 2010.

NOTE 15 – OTHER INCOME

During the year ended September 30, 2011 the Company rented some of its idle equipment to third parties and recognized $317 of other income.

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
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. The Vessel Operations, Geophysical Services and Marine Base Services are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For The Years
	Ended September 30,
	2011	2010
Capital Expenditures
Vessel Operations	$ 969	$ 1,044
Geophysical Services	1,427	3,936
Marine Base Services	57	9,473
Total segments	2,453	14,453
Corporate assets	58	-
Less intersegment investments	-	-
Total consolidated	$ 2,511	$ 14,453

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

	For The Years
	Ended September 30,
	2011	2010
Revenues
Vessel Operations	$ 32,608	$ 27,645
Geophysical Services	15,429	18,242
Marine Base Services	1,269	355
Total segments	49,306	46,242
Corporate revenue	-	-
Less intersegment revenues	(255)	-
Total consolidated	$ 49,051	$ 46,242

Depreciation and Amortization
Vessel Operations	$ (3,370)	$ (4,221)
Geophysical Services	(2,622)	(3,037)
Marine Base Services	(1,537)	(1,339)
Total segments	(7,529)	(8,597)
Corporate depreciation and amortization	(1)	(4)
Total consolidated	$ (7,530)	$ (8,601)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	(20)	(70)
Marine Base Services	(5,344)	(5,973)
Total segments	(5,364)	(6,043)
Corporate interest expense	(2,469)	(2,568)
Total consolidated	$ (7,833)	$ (8,611)

Loss from Equity Method Investees
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	-	(452)
Total segments	-	(452)
Corporate income	-	-
Total consolidated	$ -	$ (452)

Income/(Loss) Before Income Tax
Vessel Operations	$ 5,672	$ (4,812)
Geophysical Services	(3,999)	(4,299)
Marine Base Services	(8,870)	(22,233)
Total segments	(7,197)	(31,344)
Corporate loss	(2,247)	(3,892)
Total consolidated	$ (9,444)	$ (35,236)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)

	For The Years
	Ended September 30,
	2011	2010
Benefit from (Provision for) Income Tax
Vessel Operations	$ (341)	$ 837
Geophysical Services	(1,097)	457
Marine Base Services	-	-
Total segments	(1,438)	1,294
Corporate provision for income tax	-	-
Total consolidated	$ (1,438)	$ 1,294

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	272	(134)
Marine Base Services	2,082	4,784
Total segments	2,354	4,650
Corporate noncontrolling interest	-	-
Total consolidated	$ 2,354	$ 4,650

Net Loss/(Income) attributable to Caspian Services Inc.
Vessel Operations	$ 5,331	$ (3,975)
Geophysical Services	(4,824)	(3,976)
Marine Base Services	(7,914)	(17,637)
Total segments	(7,407)	(25,588)
Corporate loss	(2,247)	(3,892)
Total consolidated	$ (9,654)	$ (29,480)

	September 30,	September 30,
Segment Assets	2011	2010
Vessel Operations	$ 34,300	$ 34,209
Geophysical Services	25,385	30,088
Marine Base Services	49,780	52,591
Total segments	109,465	116,888
Corporate assets	86,161	89,940
Less intersegment investments	(90,567)	(89,567)
Total consolidated	$ 105,059	$ 117,261

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the year-end the Company contracted with a contractor to complete dredging at the marine base which is anticipated to cost around $3,000. See more details in Note 2.

Subsequent to the year-end the Company made a $2,000 cash payment to the Investor which was to be credited as a reduction of principal due, as per the Loan Restructuring Agreement. See more details in Note 8.

Mr. Kotov’s employment agreement provides for an annual restricted stock grant  equal to 0.85% of the Company’s total shares issued and outstanding annually for the duration of the term of his employment agreement.  The grants will vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting,.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 443,817 shares on the anniversary of the effective date of his employment agreement (August 2, 2010).  These shares were issued to Mr. Kotov in 2012.

Exhibit Index

Exhibit No.	Exhibit Description

4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011
10.31	Addendum No. 1 to the Employment Agreement dated 29th August 2008 between Caspian Services and Arran Watson
10.32	Revised Employment Agreement, dated 1st December 2007, between Caspian Services, Inc. and Robert Jobling
10.33	Addendum #2 to the Employment Agreement of Robert Jobling, dated August 1, 2009, between Caspian Services, Inc. and Robert Jobling
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document