Form 10-Q
period 2011-12-31
CASPIAN SERVICES INC
filed 2012-02-21
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-33215

CASPIAN SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2319 Foothill Boulevard, Suite 160
Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

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

As of February 15, 2012, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	December 31,	September 30,
	2011	2011
ASSETS
Current Assets
Cash	$ 4,134	$ 6,136
Trade accounts receivable, net of allowance of $2,862 and $2,915, respectively	10,410	13,899
Trade accounts receivable from related parties, net of allowance of $3,308 and $3,326, respectively	872	2,674
Other receivables, net of allowance of $0 and $18, respectively	845	943
Inventories	1,971	1,845
Inventories held for sale, net of allowance of $1,803 and $1,809, respectively	862	905
Prepaid taxes	1,961	1,832
Advances paid	1,549	647
Deferred tax assets	1,545	1,621
Prepaid expenses and other current assets	1,146	1,284
Total Current Assets	25,295	31,786
Vessels, equipment and property, net	63,812	66,063
Drydocking costs, net	153	258
Goodwill	232	232
Intangible assets, net	137	148
Long-term prepaid taxes	5,329	5,352
Investments	14	14
Long-term other receivables, net of current portion	1,184	1,206
Total Assets	$ 96,156	$ 105,059

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$ 2,716	$ 4,923
Accounts payable to related parties	11	16
Accrued expenses	713	1,460
Taxes payable	1,707	2,317
Deferred revenue	-	587
Accelerated put option liability	16,321	15,817
Long-term debt - current portion	56,246	57,120
Total Current Liabilities	77,714	82,240
Long-term deferred revenue from related parties	3,032	3,072
Long-term deferred income tax liability	1,199	758
Total Long-Term Liabilities	4,231	3,830
Total Liabilities	81,945	86,070
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,213,757 shares issued and outstanding	53	53
Additional paid-in capital	64,737	64,724
Accumulated deficit	(28,753)	(24,313)
Accumulated other comprehensive loss	(14,586)	(14,254)
Equity attributable to Caspian Services, Inc. Shareholders	21,451	26,210
Deficit attributable to noncontrolling interests	(7,240)	(7,221)
Total Equity	14,211	18,989
Total Liabilities and Equity	$ 96,156	$ 105,059

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2011	2010
Revenues
Vessel revenues	$ 5,689	$ 10,354
Geophysical service revenues	2,273	4,583
Marine base service revenues (which includes $118 and $130, respectively, from related parties)	271	235
Total Revenues	8,233	15,172

Operating Expenses
Vessel operating costs	3,584	4,766
Cost of geophysical service revenues (which includes $0 and $959, respectively, to related parties)	1,881	3,286
Cost of marine base service	211	151
Depreciation and amortization	2,011	2,023
Impairment loss	-	319
General and administrative expense	2,615	3,327
Total Costs and Operating Expenses	10,302	13,872
Income (Loss) from Operations	(2,069)	1,300

Other Income (Expense)
Interest expense	(1,656)	(2,109)
Foreign currency transaction loss	(609)	(33)
Interest income	22	14
Other non-operating income (loss), net	(227)	245
Net Other Expense	(2,470)	(1,883)

Loss from Continuing Operations Before Income Tax	(4,539)	(583)
Benefit from (provision for) income tax	49	(864)
Loss from continuing operations	(4,490)	(1,447)
Loss from discontinued operations	-	(65)
Net loss	(4,490)	(1,512)
Net loss attributable to noncontrolling interests	50	460
Net loss attributable to Caspian Services, Inc	$ (4,440)	$ (1,052)

Basic and Diluted Loss per Share from continuing operations	$ (0.09)	$ (0.02)
Basic and Diluted Loss per Share from discontinued operations	0.00	0.00
Basic and Diluted Loss per Share	$ (0.09)	$ (0.02)
Weighted Average Shares Outstanding	52,213,757	52,213,757

Amounts attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$ (4,440)	$ (987)
Discontinued operations, net of tax	-	(65)
Net loss	$ (4,440)	$ (1,052)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (4,490)	$ (1,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,011	2,045
Impairment loss	-	319
Accrued interest on accelerated put option	504	499
Foreign currency transaction loss	609	33
Stock based compensation	14	31
Changes in current assets and liabilities:
Trade accounts receivable	3,451	1,298
Trade accounts receivable from related parties	1,801	(561)
Other receivables	(26)	90
Inventories	(133)	(96)
Inventories held for sale	40	29
Prepaid taxes	(132)	(86)
Advances paid	(912)	(420)
Deferred tax assets	71	39
Prepaid expenses and other current assets	134	396
Long-term prepaid taxes	4	(11)
Long-term other receivables, net of current portion	18	44
Accounts payable	(2,199)	(638)
Accounts payable to related parties	(8)	(482)
Accrued expenses	833	1,310
Taxes payable	(604)	99
Deferred revenue	(587)	(1,435)
Long-term deferred revenue from related parties	(29)	-
Long-term deferred income tax liability	445	471
Net cash provided by operating activities	$ 815	$ 1,422

Cash flows from investing activities:
Investment in securities	-	(14)
Payments to purchase vessels, equipment and property	(311)	(822)
Net cash used in investing activities	$ (311)	$ (836)

Cash flows from financing activities:
Payments on long-term debt	(2,000)	(731)
Net cash used in financing activities	$ (2,000)	$ (731)
Effect of exchange rate changes on cash	(506)	(33)
Net change in cash	(2,002)	(178)
Cash at beginning of period	6,136	5,707
Cash at end of period	$ 4,134	$ 5,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 731
Cash paid for income tax	138	927

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2012.  Operating results for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Principles of Consolidation—The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Caspian Services Inc. Kazakhstan LLP (“Caspian Inc. Kazakhstan”), Caspian Services Group B.V. (“Caspian BV”) ; and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”) and 15% interest in a joint venture CaspyMorService LLP (“CaspyMorService”). Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”). Ownership of 20% to 50% non-controlling interests are accounted for by the equity method. Ownership of less than a 20% interest is accounted for at cost. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC (“Great Circle”). In June 2011 and July 2011 an otherwise unrelated individual (“Investor”) acquired all right, title and interest in and to the Loans. On September 30, 2011 the Company executed an agreement to consolidate and restructure the Loans (the “Loan Restructuring Agreement”) with the Investor.

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
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first semi-annual repayment installment, due November 20, 2011, was not made.  The failure to pay the principal of, or interest on, the EBRD loan when due constitutes an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD note payable and all accrued interest as current liabilities at December 31, 2011 and September 30, 2011. Additionally, this event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2011 the Company had accrued $5,817 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the first fiscal quarter 2012 the Company accrued an additional $504 of interest expense to reflect the required return on investment for that period, increasing the value of the put option to $16,321. EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

Should EBRD determine to exercise its acceleration rights or should the Loan Restructuring Agreement not close, the Company currently has insufficient funds to repay these obligations individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given our current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations.  If the Company were unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The ability of the Company to continue as a going concern is dependent upon, among other things, the Company’s ability to reach agreement with EBRD to restructure the EBRD financing agreements and successfully close the Loan Restructuring Agreement or to repay its debt obligations by obtaining additional financing or selling business segments or assets.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Discontinued Operations –In April 2011, the Company sold its interest in Bauta to an unrelated third party.  Upon determining to dispose of Bauta, all prior periods presented have been restated to separately account for the discontinued operations.

Nature of Operations —The Company’s business consists of three major business segments:

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss attributable to Caspian Services by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss attributable to Caspian Services by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

For the three months ended December 31, 2011, the Company had 800,000 options outstanding, 291,968 non-vested restricted shares outstanding and 90,000,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended December 31, 2010, the Company had 800,000 options outstanding, 582,159 non-vested restricted shares outstanding and 17,503,913 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

Concentrations of Credit Risk —The Company’s vessel operations are contracted primarily to a North Caspian Operating Company (“NCOC”) service provider. Loss of this customer could have a material negative effect on the Company. Some vessel charter services are provided under contracts with varying terms and through various dates in 2012. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $16,321, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

Revenue Recognition— Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Receivables—In the normal course of business, the Company extends credit to its customers on a short-term basis.  Our principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. For new geophysical services customers, the Company typically requires an advance payment and it retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivables based on existing economic conditions.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of— Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of the analysis, the Company recognized an impairment charge on the marine base.  During the three months ended December 31, 2010, the Company incurred some additional costs on the marine base and as a result of the impairment analysis, the Company concluded that these additional costs were impaired as well and recognized an additional $319 of impairment. No impairment was necessary during the three-month period ended December 31, 2011.

At September 30, 2011 we concluded that there were indicators of impairment as it relates to KMG goodwill. We performed a valuation of KMG assets which included discounted future cash flows from operations. As a result of this valuation we concluded that KMG goodwill was impaired.

Income Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax bases and attributable to operating loss carry forwards. Differences generally result from the calculation of income under accounting principles generally accepted in the United States of America and the calculation of taxable income calculated under Kazakhstan income tax regulations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
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

Dry-docking Costs— Our vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to dry-dock the vessels for certification are deferred and amortized over the period until the next dry-docking, generally 24 months.  Dry-docking costs are comprised of painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Recent Accounting Pronouncements —In December 2010 the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopts ASU 2010-28 in fiscal 2012 and is currently evaluating the impact of the pending adoption of ASU 2010-28.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update  is effective for fiscal 2012 and the Company is currently evaluating the impact of the pending adoption of ASU 2010-06.

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
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009. The second phase of the base was commissioned in July 2010 subject to agreement with local authorities that Balykshi complete additional dredging works. During the first fiscal quarter 2012 the Company entered into a contract to complete the dredging which is anticipated to cost around $3,000 and paid $1,000 as an advance. Currently, Balykshi has insufficient funds to complete the dredging project. If the dredging is not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykhsi or the Company to provide financing for, or to complete, the dredging works could also constitute a default under the EBRD financing agreements.

NOTE 3– NOTES PAYABLE

Notes payable consists of the following:

	December 31,	September 30,
	2011	2011

Non-negotiable promissory note payable to an investor; interest at 0.26%	$ 10,807	$ 10,800

Convertible consolidated promissory note payable to an investor; interest at 12%	25,196	24,446

Loan from investor, paid subsequent to September 30, 2011	-	2,000

EBRD loan and accrued interest at 7% due May 2015
secured by property and bank accounts	20,243	19,874

Total Long-term Debt	56,246	57,120
Less: Current Portion	56,246	57,120
Long-term Debt - Net of Current Portion	$ -	$ -

During the three months ended December 31, 2011 the Company paid $2,000 to the Investor, which was credited as a reduction of principal due.

During the three months ended December 31, 2011 the Company engaged in ongoing discussion with EBRD about restructuring the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Until the Company is successful in restructuring the EBRD financial agreements, the EBRD loan, the non-negotiable promissory note and the convertible consolidated promissory note payable to the Investor will be treated as current liabilities in the consolidated financial statements.

NOTE 4 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three months ended December 31, 2011and 2010 was $13 and $31 respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at December 31, 2011 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2011	331,968	$0.34
Stock granted	-	N/A
Stock vested	(40,000)	0.29
Non-vested at December 31, 2011	291,968	$0.35

The value of the non-vested stock under the Company’s compensation plan at December 31, 2011 is $25.  As of December 31, 2011 unrecognized stock-based compensation was $94 and will be recognized over the weighted average remaining term of 0.59 years.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Economic Environment—In recent years, Kazakhstan has undergone substantial political and economic change.  As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy.  As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets.  Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially.  Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 6– RELATED PARTY TRANSACTIONS

MOBY– During October 2008 the Company entered into a lease agreement with MOBY for the lease of three hectares of space at the marine base to operate a vessel repair and drydock facility. Balykshi owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per year. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

The lease revenue recognized from MOBY for the three months ended December 31, 2011 and 2010 was $118 and $130, respectively.

KazakhstanCaspiShelf– During three months ended December 31, 2011 and 2010, seismic services valued at $0 and $959, respectively, were performed by KazakhstanCaspiShelf (“KCS”), a company related through common ownership.

Accounts receivable from related parties as of December 31, 2011 and September 30, 2011 consisted of the following:

Related Party's Name	Description	December 31, 2011	September 30, 2011

Bolz LLP	Seismic services	3,308	3,308
MOBY	Marine base	579	381
Kazakhstancaspishelf	Equipment rental, services and fuel sales	289	2,308
Others	Services/Indirect costs	4	3
	Allowance for doubtful accounts	(3,308)	(3,326)
TOTAL		$ 872	$ 2,674

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,308 to BMB Munai LLP (a non-related third party), however, BMB Munai LLP failed to pay the amount due, so during the quarter ended December 31, 2011 the balance was transferred back to Bolz, which is still liable to pay. Accordingly, the balance of $3,308 and the corresponding allowance for doubtful accounts of ($3,308) was moved from Trade Accounts Receivable to Accounts Receivable from related parties.

Accounts payable due to related parties as of December 31, 2011 and September 30, 2011consisted of the following:

Related Party's Name	Description	December 31, 2011	September 30, 2011

Officers	Payroll, travel and compensation	8	14
Others	Services received	3	2
TOTAL		$ 11	$ 16

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Long-term deferred revenue from related parties as of December 31, 2011 and September 30, 2011 consisted of the following:

Related Party's Name	Description	December 31, 2011	September 30, 2011

MOBY	Advance received for land rental	$ 3,032	$ 3,072
TOTAL		$ 3,032	$ 3,072

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Recurring basis:

At December 31, 2011 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $15,817 at September 30, 2011. As of December 31, 2011 the amount was valued at $16,321, which is the amount the Company would have to pay if EBRD accelerated its put option. The $504 increase during the three months ended December 31, 2011 reflects the 20% rate of return.

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

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2011	2010
Capital Expenditures
Vessel Operations	$ 4	$ 388
Geophysical Services	307	121
Marine Base Services	-	43
Total segments	311	552
Corporate assets	-	57
Less intersegment investments	-	-
Total consolidated	$ 311	$ 609

	For the Three Months
	Ended December 31,
	2011	2010
Revenues
Vessel Operations	$ 5,689	$ 10,354
Geophysical Services	2,273	4,583
Marine Base Services	374	278
Total segments	8,336	15,215
Corporate revenue	-	-
Less intersegment revenues	(103)	(43)
Total consolidated	$ 8,233	$ 15,172

Depreciation and Amortization
Vessel Operations	$ (977)	$ (931)
Geophysical Services	(657)	(717)
Marine Base Services	(378)	(373)
Total segments	(2,012)	(2,021)
Corporate depreciation and amortization	1	(2)
Total consolidated	$ (2,011)	$ (2,023)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	-	(14)
Marine Base Services	(1,241)	(1,397)
Total segments	(1,241)	(1,411)
Corporate interest expense	(415)	(698)
Total consolidated	$ (1,656)	$ (2,109)

Income/(Loss) Before Income Tax
Vessel Operations	$ (729)	$ 3,158
Geophysical Services	(927)	(270)
Marine Base Services	(2,211)	(2,441)
Total segments	(3,867)	447
Corporate loss	(672)	(1,030)
Total consolidated	$ (4,539)	$ (583)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2011	2010
Benefit from (Provision for) Income Tax
Vessel Operations	$ (305)	$ (531)
Geophysical Services	354	(333)
Marine Base Services	-	-
Total segments	49	(864)
Corporate provision for income tax	-	-
Total consolidated	$ 49	$ (864)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	(381)	(63)
Marine Base Services	431	523
Total segments	50	460
Corporate noncontrolling interest	-	-
Total consolidated	$ 50	$ 460

Net Income/(Loss) attributable to Caspian Services Inc.
Vessel Operations	$ (1,034)	$ 2,627
Geophysical Services	(954)	(666)
Marine Base Services	(1,780)	(1,983)
Total segments	(3,768)	(22)
Corporate loss	(672)	(1,030)
Total consolidated	$ (4,440)	$ (1,052)

	December 31,	September 30,
Segment Assets	2011	2011
Vessel Operations	$ 22,969	$ 34,300
Geophysical Services	24,096	25,385
Marine Base Services	49,196	49,780
Total segments	96,261	109,465
Corporate assets	84,999	86,161
Less intersegment investments	(85,104)	(90,567)
Total consolidated	$ 96,156	$ 105,059

NOTE 9 – SUBSEQUENT EVENTS

The Company issued a 443,817 share restricted stock grant to Alexey Kotov, the Company’s Chief Executive Officer and President, in accordance with the terms of his employment agreement, which provides for an annual restricted stock grant equal to 0.85% of the Company’s total shares issued and outstanding annually for the duration of the term of his employment agreement.  The shares were issued and are being held in escrow. The grant will vest equally over a period of three years beginning on August 2, 2012, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than per shares amounts, are presented in thousands.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this report should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2011.

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

Business Review

We do not anticipate demand for our services to grow through fiscal 2012 and 2013.  In fact, we expect demand will continue to soften during the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate growth in demand for our services until the second phase of the Kashagan development project ramps up.

During the three months ended December 31, 2011, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months
	Ended December 31,
	2011	2010	% change

VESSEL OPERATIONS
Operating Revenue	$ 5,689	$ 10,354	-45%
Pretax Operating Income/(Loss)	(729)	3,158	-123%

GEOPHYSICAL SERVICES
Operating Revenue	$ 2,273	$ 4,583	-50%
Pretax Operating Loss	(927)	(270)	-243%

MARINE BASE SERVICES
Operating Revenue	$ 374	$ 278	35%
Pretax Operating Loss	(2,211)	(2,441)	-9%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(672)	(1,030)	35%

Summary of Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

              Total revenue during the three months ended December 31, 2011 was $8,233 compared to $15,172 during the three months ended December 31, 2010, a decrease of 46%. Vessel revenues were down 45% as we generally completed our major contract with Saipem – during the first fiscal quarter 2012 we had on average five vessels under charter to Saipem vs. eight vessels during the first fiscal quarter 2011.  We expect this number to decrease after the second fiscal quarter 2012 to between one and three vessels.  Geophysical revenues were down by 50% as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

Although, we were able to reduce our operating and administrative costs, our net loss attributable to Caspian Services, Inc. still increased to $4,440 during the first fiscal quarter 2011 in comparison with last year’s net loss attributable to Caspian Services, Inc. of $1,052.

Vessel Operations

First fiscal quarter 2012 revenue from vessel operations of $5,689 was 45% lower than the previous year’s figure. The completion of most projects with Saipem during the beginning of the quarter resulted in lower vessel utilization rates in comparison with the first fiscal quarter 2011. This also resulted in lower cash and trade accounts receivables attributable to vessel operations and a corresponding reduction in vessel operations assets. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2012 in the Kazakhstan sector of the Caspian Sea.  Therefore, we are investigating opportunities to utilize our vessel fleet outside of Kazakhstan.

During the three months ended December 31, 2011 vessel operating costs of $3,584 were 25% lower than during the three months ended December 31, 2010.  While operating costs were lower, as a percentage of vessel revenues, vessel operating costs increased to 63% during the first fiscal quarter 2011 compared to 46% during the first fiscal quarter 2010.  This worsening in operating margin was partially due to a $400 expense we incurred to transfer two vessels rented from Actamarine to the Netherlands as required under the charter agreement. We do not expect to rent these vessels in the future.  The decrease in operating margin was also attributable to a reduction in vessel lay out revenue this quarter as this revenue was mostly generated through our Saipem contracts.

Decreased activity meant our loss from vessel operations in the first fiscal quarter 2012 was $1,034, compared to income of $2,627 in the first fiscal quarter of 2011.

Geophysical Services

Our seismic operations were in line with our expectations of a sluggish market, and were 50% lower compared to the same period last year. The local market is still depressed by the difficult local credit market.

We have significantly reduced our variable operating and payroll costs as a result of the slowdown in our operating activity. Compared to the same period last year, cost of geophysical services was 43% lower. Despite this reduction, net loss from geophysical operations grew to $954 during the first fiscal quarter 2012 compared to $666 in the first fiscal quarter 2011.

Marine Base Services

Our marine base services revenues during the first fiscal quarter 2012 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $504 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the first fiscal quarter 2012 we realized a marine base services loss of $1,780 compared to the loss of $1,983 during the first fiscal quarter 2011.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the first fiscal quarter 2012, net loss from corporate administration was $672 compared to $1,030 during the first fiscal quarter 2011. Most of this decrease is attributable to decreased interest costs in connection with the restructuring of a portion of our outstanding loans.

General and Administrative Expenses

General and administrative expenses decreased 21% to $2,615 during the quarter ended December 31, 2011. This decrease is mostly attributable to decreased consulting costs, which were incurred during the first fiscal quarter 2011 in connection with restructuring certain Company loans.

Depreciation

Depreciation expense of $2,011 charged during the first fiscal quarter 2012 was in line with the same fiscal quarter of 2011.

Exchange Loss

During the first fiscal quarter 2012 we realized an exchange loss of $609, compared to an exchange loss of $33 in 2011. This was caused mainly by a decline in the value of the Euro during the first fiscal quarter 2012, while during the first fiscal quarter 2011 the Euro was more stable. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,656 was $453 lower during the three months ended December 31, 2011 than during the three months ended December 31, 2010. This decrease was the result of restructuring a portion of our outstanding loans.

Net Other Expenses

Net other expenses increased 31% to $2,470 during the first fiscal quarter 2012.  This increase is mostly attributable to the increase in exchange loss discussed above.

Benefit from (Provision for) Income Tax

During the three months ended December 31, 2011 we had a benefit from income tax of $49 compared to a provision for income tax of $864 during the three months ended December 31, 2010. This difference was caused by TatArka and CSG recognizing significant taxable income during the three months ended December 31, 2010, while we had taxable losses during the three months ended December 31, 2011. Each entity is taxed independently in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $4,440 or $0.09 per share on a basic and diluted basis.  By comparison, during the first fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $1,052 or $0.02 per share on a basic and diluted basis.

Liquidity and Capital Resources

At December 31, 2011 we had cash on hand of $4,134 compared to cash on hand of $6,136 at September 30, 2011.  At December 31, 2011 total current liabilities exceeded total current assets by $52,419.  That was mainly due to the EBRD loan and put option and the restructured loans being classified as current liabilities.  We also have certain obligations under the EBRD financing agreements to complete dredging works which are estimated around $3,000, of which we have already paid approximately $1,000 as an advance, and to assist Balykshi with its working capital needs.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the first semi-annual repayment installment under the EBRD loan was due on November 20, 2011.  That payment was not made, which constitutes an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement.  We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing financing agreements, and the sale of Company assets and subsidiaries to generate funds to satisfy our obligations.  At this time, we have not reached agreement with EBRD on any potential restructuring and there is no guarantee that we will be able to do so.  As of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate its loan or put option, but there is no guarantee EBRD will continue to forbear from so doing.

Should EBRD accelerate its loan or its put option, we would have insufficient funds to satisfy those obligations individually or collectively.  If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE.

In addition to restructuring our obligations to EBRD, we hope to finalize the restructuring of our obligations to the Investor and to close the Loan Restructuring Agreement, including securing the Notes through the granting of first position security interests to the Investor in all or substantially all, (as allowed by applicable law), of our assets that are not currently pledged to EBRD and meeting the other closing conditions as more fully described in the Loan Restructuring Agreement.

For reasons detailed above, our operating revenues continue to fall.  While we have made great efforts to correspondingly reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the North Caspian Sea to improve significantly until development of the second phase of the Kashagan development ramp up, which at this time is projected to occur in 2018 or 2019.  Unless we are able to exploit new markets for our services, there is no guarantee we will be able to continue to sustain net losses until that time.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure the EBRD financing agreements, complete the loan restructuring with the Investor and close the Loan Restructuring Agreement, increase our revenues and improve our operating results to a level that will allow us to service our debts or to attract a significant equity investment into the Company.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

Cash Flows

We typically realize decreasing cash flows during our first fiscal quarter and limited cash flow during our second fiscal quarter as weather conditions in the North Caspian Sea dictate when oil and gas exploration and development work can be performed.  Usually, the work season commences in late March or early April and continues until the Caspian Sea ices over in November.  As a result, other than TatArka, which can continue to provide some onshore geophysical services between November and March and the receipt of winter standby rates on vessels, we generate very little revenue from November to March each year.

The following table provides an overview of our cash flow during the three months ended December 31, 2011 and 2010.

	Period ended December 31,
	2011	2010
Net cash provided by operating activities	$ 815	$ 1,422
Net cash used in investing activities	(311)	(836)
Net cash used in financing activities	(2,000)	(731)
Effect of exchange rate changes on cash	(506)	(33)
Net Change in Cash	$ (2,002)	$ (178)

Net cash flow from operations for the three months ended December 31, 2011 was positive, as a result of cash inflow from our customers of $3,451 and related parties of $1,801. This inflow was partially off-set by cash outflow to our vendors of $2,199 and advances paid of $912.

Net cash used in investing activities for the three months ended December 31, 2011 mostly represents payments for geophysical machinery and equipment.

Net cash used in financing activities for the three months ended December 31, 2011 represents the repayment to the Investor of part of the restructured loan.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments	Less than				After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from an individual	36,003	36,003	-	-	-
Loans from EBRD	20,243	20,243	-	-	-
Accelerated put option liability	16,321	16,321	-	-	-
Operating leases - vessels	3,732	2,952	780	-	-
Operating leases - other than vessels	309	309	-	-	-
Purchase commitments	2,000	2,000
Total	$ 78,608	$ 77,828	$ 780	$ -	$ -

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and JSC “KazMorTransFlot” formed the MOBY joint venture, to operate a boat repair and drydocking services yard located at our marine base.  Balykshi owns a 20% interest in MOBY.  In August 2008 MOBY entered into a Loan Agreement with EBRD.  The Loan Agreement provided that EBRD would loan MOBY $10,300 (the “MOBY Loan”).

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,755 at December 31, 2011.

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

As of September 30, 2011 and December 31, 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the following risk factor, and other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks previously described in “Item 1A Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2011 and filed with the SEC on January 13, 2012.  These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition or future results.

Our failure to make the first principal and interest payment required under the EBRD Loan Agreement constitutes an event of default.

As discussed above in Part I Item II Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the condensed consolidated financial statements  accompanying this quarterly report on Form 10-Q, on November 20, 2011 Balykshi failed to pay the initial semi-annual repayment installment due under the EBRD Loan Agreement and the Company as guarantor, failed to guarantee the payment.  The failure to make, or guarantee, the payment of principal and interest when due constitutes an event of default under the EBRD financing agreements.  The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loan and accrued interest immediately due and payable.  At December 31, 2011 the outstanding balance of the EBRD loan, including principal and accrued but unpaid interest was approximately $20,243,000.

An event of default under the EBRD Loan Agreement may also trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to require us to repurchase its interest in Balykshi.  If EBRD were to accelerate its put right, we could be obligated to repay the initial $10,000,000 investment plus a 20% annual rate of return.  If EBRD had accelerated its put option at December 31, 2011, we estimate the value of the put option, including the annual rate of return, would have been approximately $16,321,000.

Should EBRD seek to accelerate its loan or its put option, we have insufficient funds to satisfy those obligations individually or collectively.  If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE.

As discussed above, we are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  At this time, however, we have not reached agreement with EBRD on any potential restructuring and there is no guarantee that we will be able to do so. As of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate its loan or put option, but there is no guarantee EBRD will continue to forbear from so doing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended December 31, 2011.  Subsequent to the quarter end, in January 2012, Alexey Kotov, the Company’s Chief Executive Officer and President was issued a restricted stock grant of 443,817 common shares pursuant to the terms of his employment agreement.  Except upon the occurrence of certain events, as detailed in his employment agreement, this grant shall vest equally over a period of three years commencing on August 2, 2012.The restricted stock grant was made without registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	February 21, 2012	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	February 21, 2012	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer