Form 10-Q
period 2012-03-31
CASPIAN SERVICES INC
filed 2012-05-21
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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
Yes ☐   No☑

As of May 10, 2012, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	March 31,	September 30,
	2012	2011
ASSETS
Current Assets
Cash	$5,527	$6,136
Trade accounts receivable, net of allowance of $2,531 and $2,915, respectively	6,530	13,899
Trade accounts receivable from related parties, net of allowance of $3,300 and $3,326, respectively	1,144	2,674
Other receivables, net of allowance of $0 and $18, respectively	930	943
Inventories	1,817	1,845
Inventories held for sale, net of allowance of $1,811 and $1,809, respectively	866	905
Prepaid taxes	2,649	1,832
Advances paid	1,883	647
Deferred tax assets	1,275	1,621
Prepaid expenses and other current assets	1,012	1,284
Total Current Assets	23,633	31,786
Vessels, equipment and property, net	62,340	66,063
Drydocking costs, net	98	258
Goodwill	233	232
Intangible assets, net	120	148
Long-term prepaid taxes	5,349	5,352
Investments	14	14
Long-term other receivables, net of current portion	1,178	1,206
Total Assets	$92,965	$105,059

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,847	$4,923
Accounts payable to related parties	2	16
Accrued expenses	658	1,460
Taxes payable	923	2,317
Deferred revenue	6	587
Accelerated put option liability	16,820	15,817
Long-term debt - current portion	57,355	57,120
Total Current Liabilities	78,611	82,240
Long-term deferred revenue from related parties	2,999	3,072
Long-term deferred income tax liability	691	758
Total Long-Term Liabilities	3,690	3,830
Total Liabilities	82,301	86,070
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,657,574 and 52,213,757 shares issued and outstanding, respectively	53	53
Additional paid-in capital	64,768	64,724
Accumulated deficit	(32,051)	(24,313)
Accumulated other comprehensive loss	(14,403)	(14,254)
Equity attributable to Caspian Services, Inc. Shareholders	18,367	26,210
Deficit attributable to noncontrolling interests	(7,703)	(7,221)
Total Equity	10,664	18,989
Total Liabilities and Equity	$92,965	$105,059

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenues
Vessel revenues	$2,780	$4,739	$8,469	$15,093
Geophysical service revenues (which includes $3,011 and $3,970 from related parties for the three and six months ended March 31, 2011, respectively)	1,362	5,871	3,635	10,454
Marine base service revenues (which includes $166 and $284 from related parties for the three and six months ended March 31, 2012, respectively and $257 and $387 from related parties for the three and six months ended March 31, 2011, respectively)	247	359	518	594
Total Revenues	4,389	10,969	12,622	26,141

Operating Expenses
Vessel operating costs	1,674	3,966	5,258	8,732
Cost of geophysical service revenues	1,314	1,873	3,195	5,159
Cost of marine base service	48	188	259	339
Depreciation and amortization	1,741	1,901	3,752	3,924
Impairment loss	150	3	150	322
General and administrative expense	2,307	1,925	4,922	5,252
Total Costs and Operating Expenses	7,234	9,856	17,536	23,728
Income (Loss) from Operations	(2,845)	1,113	(4,914)	2,413

Other Income (Expense)
Interest expense	(1,707)	(2,102)	(3,363)	(4,211)
Foreign currency transaction income (loss)	200	214	(409)	181
Interest income	72	6	94	20
Other non-operating income (loss), net	283	(80)	56	165
Net Other Expense	(1,152)	(1,962)	(3,622)	(3,845)

Loss from Continuing Operations Before Income Tax	(3,997)	(849)	(8,536)	(1,432)
Benefit from (provision for) income tax	232	(493)	281	(1,357)
Loss from continuing operations	(3,765)	(1,342)	(8,255)	(2,789)
Loss from discontinued operations	-	(796)	-	(861)
Net loss	(3,765)	(2,138)	(8,255)	(3,650)
Net loss attributable to noncontrolling interests	467	617	517	1,077
Net loss attributable to Caspian Services, Inc	$(3,298)	$(1,521)	$(7,738)	$(2,573)

Basic and Diluted Loss per Share from continuing operations	$(0.07)	$(0.03)	$(0.16)	$(0.05)
Basic and Diluted Loss per Share from discontinued operations	-	(0.02)	-	(0.02)
Basic and Diluted Loss per Share	$(0.07)	$(0.05)	$(0.16)	$(0.07)
Weighted Average Shares Outstanding	52,657,574	52,213,757	52,657,574	52,213,757

Amounts attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$(3,298)	$(725)	$(7,738)	$(1,712)
Discontinued operations, net of tax	-	(796)	-	(861)
Net loss	$(3,298)	$(1,521)	$(7,738)	$(2,573)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,255)	$(3,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,752	3,924
Impairment loss	150	1,099
Accrued Interest on accelerated put option	990	996
Foreign currency transaction loss (gain)	409	(181)
Stock based compensation	44	59
Changes in current assets and liabilities:
Trade accounts receivable	7,366	9,480
Trade accounts receivable from related parties	1,527	(3,570)
Other receivables	(141)	(2)
Inventories	29	(142)
Inventories held for sale	40	28
Prepaid taxes	(809)	(1,341)
Advances paid	(1,238)	207
Deferred tax assets	347	(392)
Prepaid expenses and other current assets	272	325
Long-term prepaid taxes	6	(11)
Long-term other receivables, net of current portion	29	-
Accounts payable	(2,093)	(992)
Accounts payable to related parties	(15)	(515)
Accrued expenses	1,877	2,275
Taxes payable	(1,394)	741
Deferred revenue	(581)	(1,495)
Long-term deferred revenue from related parties	(75)	-
Long-term deferred income tax liability	(67)	191
Net cash provided by operating activities	$2,170	$7,034

Cash flows from investing activities:
Investment in securities	-	(14)
Payments to purchase vessels, equipment and property	(317)	(925)
Net cash used in investing activities	$(317)	$(939)

Cash flows from financing activities:
Payments on long-term debt	(2,000)	(734)
Net cash used in financing activities	$(2,000)	$(734)
Effect of exchange rate changes on cash	(462)	299
Net change in cash	(609)	5,660
Cash at beginning of period	6,136	5,707
Cash at end of period	$5,527	$11,367

Supplemental disclosure of cash flow information:
Cash paid for interest	-	734
Cash paid for income tax	449	1,186

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2012. Operating results for the six-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Business Condition – In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services, LLC (“Great Circle”). In June 2011 and July 2011 an otherwise unrelated individual (“Investor”) acquired all right, title and interest in and to the loans associated with the Facility agreements. On September 30, 2011 the Company executed an agreement to consolidate and restructure the loans associated with the Facility agreements (the “Loan Restructuring Agreement”) with the Investor.

Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure certain EBRD financing agreements, discussed in more detail below.  Until the Closing of the Loan Restructuring Agreement the restructured loans will be treated as current liabilities.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company funded a portion of the construction of its marine base through a combination of debt and equity financing agreements with EBRD pursuant to which EBRD provided $18,600 of debt financing and made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first semi-annual repayment installment, due November 20, 2011, was not made.  The failure to pay the principal of, or interest on, the EBRD loan when due constitutes an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at March 31, 2012 and September 30, 2011. Additionally, this event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2011 the Company had accrued $5,817 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the six-month ended March 31, 2012 the Company accrued an additional $1,003 of interest expense to reflect the required return on investment for that period, increasing the value of the put option to $16,820. EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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
March 31, 2012 (UNAUDITED)
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

For the three and six months ended March 31, 2012, the Company had 800,000 options outstanding, 735,785 non-vested restricted shares outstanding and 90,000,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying condensed consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 7 for discussion of the fair value of the long-term derivative put option liability.

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $16,820, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Revenue Recognition— Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from one month to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover specific additional costs and mobilization and demobilization costs which are billed on a monthly basis.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of— Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it related to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of the analysis, the Company recognized an impairment charge on the marine base.  During the six months ended March 31, 2011, the Company incurred some additional costs on the marine base and as a result of the impairment analysis, the Company concluded that these additional costs were impaired as well and recognized an additional $322 of impairment. During the six months ended March 31, 2012, the Company incurred more costs on the marine base, which were fully impaired. The amount of the additional impairment is $150.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Recent Accounting Pronouncements —In December 2010 the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 becomes effective in fiscal 2012. The Company does not expect ASU 2010-28 to have a material impact on its financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update become effective in fiscal 2012 and the Company is currently evaluating the impact of the pending adoption of ASU 2010-06.

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

NOTE 2 – ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009. The second phase of the base was commissioned in July 2010 subject to agreement with local authorities that Balykshi complete additional dredging works. During the first fiscal quarter 2012 the Company entered into a contract to complete the dredging which is anticipated to cost around $3,000 and paid $1,000 as an advance. Currently, Balykshi has insufficient funds to complete the dredging project. If the dredging is not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could also constitute a default under the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3– NOTES PAYABLE

Notes payable consists of the following:

	March 31,	September 30,
	2012	2011

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,814	$10,800

Convertible consolidated promissory note payable to an investor; interest at 12%	25,937	24,446

Loan from investor, paid subsequent to September 30, 2011	-	2,000

EBRD loan and accrued interest at 7% due May 2015
secured by property and bank accounts	20,604	19,874
Total Long-term Debt	57,355	57,120
Less: Current Portion	57,355	57,120
Long-term Debt - Net of Current Portion	$-	$-

During the six months ended March 31, 2012 the Company paid $2,000 to the Investor, which was credited as a reduction of principal due.

During the six months ended March 31, 2012 the Company engaged in ongoing discussion with EBRD about restructuring the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

Until the Company is successful in restructuring the EBRD financial agreements, the EBRD loan, the non-negotiable promissory note and the convertible consolidated promissory note payable to the Investor will be treated as current liabilities in the consolidated financial statements.

NOTE 4 – STOCK BASED COMPENSATION PLANS

In January 2012, Alexey Kotov, the Company’s Chief Executive Officer and President was issued a restricted stock grant of 443,817 common shares pursuant to the terms of his employment agreement.  Except upon the occurrence of certain events, as detailed in his employment agreement, this grant shall vest equally over a period of three years on the anniversary of his employment agreement(August 2), commencing on August 2, 2012.

The shares representing the restricted stock grant have been issued and are deemed outstanding.  All unvested shares will be held in escrow by the Company for release in accordance with the vesting schedule. Vesting of the shares is also contingent upon Mr. Kotov’s continued employment with the Company on the respective vesting dates.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Compensation expense charged against income for stock-based awards during the three and six months ended March 31, 2012 was $31 and $44, as compared to was $28 and $59 during the three and six months ended March 31, 2011 and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at March 31, 2012 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2011	331,968	$0.34
Stock granted	443,817	0.11
Stock vested	(40,000)	0.29
Non-vested at March 31, 2012	735,785	$0.21

The value of the non-vested stock under the Company’s compensation plan at March 31, 2012 is $22.  As of March 31, 2012 unrecognized stock-based compensation was $63 and will be recognized over the weighted average remaining term of 1.31 years.

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
March 31, 2012 (UNAUDITED)
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

The lease revenue recognized from MOBY for the three and six months ended March 31, 2012 was $166 and $284, respectively.

The lease revenue recognized from MOBY for the three and six months ended March 31, 2011 was $257 and $387, respectively.

KazakhstanCaspiShelf– During three and six months ended March 31, 2011, seismic services valued at $3,011 and $3,970, respectively, were performed for KazakhstanCaspiShelf (“KCS”), a company related through common ownership.

Accounts receivable from related parties as of March 31, 2012 and September 30, 2011 consisted of the following:

Related Party's Name	Description	March 31, 2012	September 30, 2011

Bolz LLP	Seismic services	$3,300	$3,308
MOBY	Marine base	852	381
Kazakhstancaspishelf	Equipment rental, services and fuel sales	290	2,308
Others	Services/Indirect costs	2	3
	Allowance for doubtful accounts	(3,300)	(3,326)
TOTAL	-	$1,144	$2,674

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,300 to BMB Munai LLP (a non-related third party), however, BMB Munai LLP failed to pay the amount due, so during the six-months ended March 31, 2012 the balance was transferred back to Bolz, which is still liable to pay. Accordingly, the balance of $3,300 and the corresponding allowance for doubtful accounts of ($3,300) was moved from Trade Accounts Receivable to Accounts Receivable from related parties.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Long-term deferred revenue from related parties as of March 31, 2012 and September 30, 2011 consisted of the following:

Related Party's Name	Description	March 31, 2012	September 30, 2011

MOBY	Advance received for land rental	$2,999	$3,072
TOTAL		$2,999	$3,072

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

Recurring basis:

At March 31, 2012 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $15,817 at September 30, 2011. As of March 31, 2012 the amount was valued at $16,820, which is the amount the Company would have to pay if EBRD accelerated its put option. The $1,003 increase during the six months ended March 31, 2012 reflects the 20% rate of return.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Capital Expenditures
Vessel Operations	$6	$164	$10	$552
Geophysical Services	-	90	307	210
Marine Base Services	-	14	-	58
Total segments	6	268	317	820
Corporate assets	-	-	-	57
Less intersegment investments	-	-	-	-
Total consolidated	$6	$268	$317	$877

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Revenues
Vessel Operations	$2,784	$4,739	$8,473	$15,093
Geophysical Services	1,362	5,871	3,635	10,454
Marine Base Services	343	439	717	717
Total segments	4,489	11,049	12,825	26,264
Corporate revenue	-	-	-	-
Less intersegment revenues	(101)	(80)	(204)	(123)
Total consolidated	$4,388	$10,969	$12,621	$26,141

Depreciation and Amortization
Vessel Operations	$(706)	$(907)	$(1,683)	$(1,838)
Geophysical Services	(665)	(624)	(1,322)	(1,341)
Marine Base Services	(369)	(370)	(747)	(743)
Total segments	(1,740)	(1,901)	(3,752)	(3,922)
Corporate depreciation and amortization	(1)	-	-	(2)
Total consolidated	$(1,741)	$(1,901)	$(3,752)	$(3,924)

Interest expense
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	(5)	-	(19)
Marine Base Services	(1,471)	(1,365)	(2,712)	(2,762)
Total segments	(1,471)	(1,370)	(2,712)	(2,781)
Corporate interest expense	(236)	(732)	(651)	(1,430)
Total consolidated	$(1,707)	$(2,102)	$(3,363)	$(4,211)

Income/(Loss) Before Income Tax
Vessel Operations	$(847)	$(53)	$(1,576)	$3,105
Geophysical Services	(869)	2,197	(1,796)	1,927
Marine Base Services	(2,022)	(1,956)	(4,233)	(4,397)
Total segments	(3,738)	188	(7,605)	635
Corporate loss	(259)	(1,037)	(931)	(2,067)
Total consolidated	$(3,997)	$(849)	$(8,536)	$(1,432)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Benefit from (Provision for) Income Tax
Vessel Operations	$497	$(6)	$192	$(537)
Geophysical Services	(265)	(487)	89	(820)
Marine Base Services	-	-	-	-
Total segments	232	(493)	281	(1,357)
Corporate provision for income tax	-	-	-	-
Total consolidated	$232	$(493)	$281	$(1,357)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	82	167	(299)	104
Marine Base Services	385	450	816	973
Total segments	467	617	517	1,077
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$467	$617	$517	$1,077

Net Loss/(Income) attributable to Caspian Services Inc.
Vessel Operations	$(350)	$(59)	$(1,384)	$2,568
Geophysical Services	(1,052)	1,877	(2,006)	1,211
Marine Base Services	(1,636)	(2,302)	(3,416)	(4,285)
Total segments	(3,038)	(484)	(6,806)	(506)
Corporate loss	(260)	(1,037)	(932)	(2,067)
Total consolidated	$(3,298)	$(1,521)	$(7,738)	$(2,573)

	March 31,	September 30,
Segment Assets	2012	2011
Vessel Operations	$20,707	$34,300
Geophysical Services	23,063	25,385
Marine Base Services	48,874	49,780
Total segments	92,644	109,465
Corporate assets	85,634	86,161
Less intersegment investments	(85,313)	(90,567)
Total consolidated	$92,965	$105,059

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2011 and our other filings with the Securities and Exchange Commission.

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

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934), whether as a result of new information, future events or otherwise.

Business Review

We do not anticipate demand for our services to grow through fiscal 2012 or 2013.  In fact, we expect demand will continue to soften during the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate growth in demand for our services until the second phase of the Kashagan development project ramps up.

During the six months ended March 31, 2012, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2012	2011	% change	2012	2011	% change

VESSEL OPERATIONS
Operating Revenue	$2,784	$4,739	-41%	$8,473	$15,093	-44%
Pretax Operating Income/(Loss)	(847)	(53)	1498%	(1,576)	3,105	151%

GEOPHYSICAL SERVICES
Operating Revenue	$1,362	$5,871	-77%	$3,635	$10,454	-65%
Pretax Operating Income/(Loss)	(869)	2,197	-140%	(1,796)	1,927	-193%

MARINE BASE SERVICES
Operating Revenue	$343	$439	-22%	$717	$717	0%
Pretax Operating Loss	(2,022)	(1,956)	3%	(4,233)	(4,397)	-4%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(259)	(1,037)	-75%	(931)	(2,067)	-55%

Summary of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

            Total revenue during the three months ended March 31, 2012 was $4,389 compared to $10,969 during the three months ended March 31, 2011, a decrease of 60%. Vessel revenues were down 41% as we generally completed our major contract with Saipem – during the second fiscal quarter 2012 we had only three vessels under charter to Saipem vs. eight vessels during the second fiscal quarter 2011. Geophysical revenues were down by 77% as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

Although, we were able to reduce our operating and administrative costs, our net loss attributable to Caspian Services, Inc. still increased to $3,298 during the second fiscal quarter 2012 in comparison with a net loss attributable to Caspian Services, Inc. of $1,521 during the comparable prior year period.

Vessel Operations

Second fiscal quarter 2012 revenue from vessel operations of $2,780 was 41% lower than the comparable period of the prior year. The completion of most projects with Saipem during the beginning of the first fiscal quarter of the current fiscal year resulted in lower vessel utilization rates in comparison with the second fiscal quarter 2011. This also resulted in lower cash and trade accounts receivables attributable to vessel operations and a corresponding reduction in vessel operations assets. With the completion of most of our projects with Saipem we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during the current fiscal year or the next fiscal year in the Kazakhstan sector of the Caspian Sea.  Therefore, we are investigating opportunities to utilize our vessel fleet outside of Kazakhstan.

During the three months ended March 31, 2012 vessel operating costs of $1,674 were 58% lower than during the three months ended March 31, 2011. The increase in operating margin from 16% during the second fiscal quarter 2011 to 40% during the second fiscal quarter 2012 was mostly attributable to a decrease in the vessel charter costs we were paying to Actamarine to hire its vessels as we no longer hire most of the Actamarine vessels previously used in our fleet. Those chartered vessels generally provided lower margins than our own vessels.

Decreased activity meant our net loss from vessel operations in the second fiscal quarter 2012 was $350, compared to $59 in the second fiscal quarter of 2011.  We expect decreased fleet activity throughout fiscal 2012 when compared to fiscal 2011 and therefore expect our results of vessel operations will correspondingly be worse in fiscal 2012 than in fiscal 2011.

Geophysical Services

As expected, our seismic operations were sluggish, and were 77% lower compared to the same period last year. The local market remains depressed by the difficult local credit market. Both the volume of works performed and rate charged to customers decreased significantly.

We have significantly reduced our variable operating and payroll costs as a result of the slowdown in our operating activity. Compared to the same period last year, cost of geophysical services was 30% lower. Fuel and material prices increased significantly, which limited our ability to cut costs in line with the reduction in revenue. Due to that fact, we realized a net loss from geophysical operations of $1,052 during the second fiscal quarter 2012 compared to net income of $1,877 in the second fiscal quarter 2011.  We anticipate results of our geophysical services operations will continue to be worse throughout fiscal 2012 as compared to fiscal 2011.

Marine Base Services

Our marine base services revenues during the second fiscal quarter 2012 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $499 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the second fiscal quarter 2012 we realized a marine base services loss of $1,636 compared to the loss of $2,302 during the second fiscal quarter 2011.

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

Corporate Administration

During the second fiscal quarter 2012, net loss from corporate administration was $260 compared to $1,037 during the second fiscal quarter 2011. Most of this decrease was attributable to decreased interest costs in connection with the restructuring of a portion of our outstanding loans.

General and Administrative Expenses

General and administrative expenses increased by $382 to $2,307 during the quarter ended March 31, 2012. This increase was mostly due to $247 of marketing costs incurred in connection to chartering one of our vessels in Turkmenistan. These marketing costs were a one-time expense.  We anticipate general and administrative expenses to be in line with those realized in fiscal 2011 in the remaining upcoming quarters of fiscal 2012.

Depreciation

Depreciation expense of $1,741 charged during the second fiscal quarter 2012 was 8% lower than during the second fiscal quarter of 2011. This decrease was the result of many of our properties being fully depreciated in the current period. As a result, we expect depreciation expense to remain lower throughout the remainder of the current fiscal year.

Exchange Loss

During the second fiscal quarter 2012 we realized an exchange income of $200 which is in line with the second fiscal quarter 2011.  It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,707 was $395 lower during the three months ended March 31, 2012 than for the same period ended March 31, 2011. This decrease was the result of restructuring a portion of our outstanding loans.  As a result of the restructuring, we anticipate interest expense to remain lower throughout the balance of the current fiscal year.

Net Other Expenses

Net other expenses decreased 41% to $1,152 during the second fiscal quarter 2012. In addition to the decrease in interest expense mentioned above, this decrease was mostly attributable to recognition of other income from the reversal of a bad debt provision of $338 recognized during the second fiscal quarter 2012.

Benefit from (Provision for) Income Tax

During the three months ended March 31, 2012 we had a benefit from income tax of $232 compared to a provision for income tax of $493 during the three months ended March 31, 2011. This difference was caused by TatArka and CSG LLP recognizing significant taxable losses during the three months ended March 31, 2012, while we had taxable income during the three months ended March 31, 2011. Each entity is taxed independently in Kazakhstan. Consistent with our expectations of lower revenues and net losses in upcoming quarters, we anticipate we will continue to realize a benefit from income tax during fiscal 2012.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $3,298 or $0.07 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $1,521 or $0.05 per share on a basic and diluted basis.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011

Total revenue during the six months ended March 31, 2012 was $12,622 compared to $26,141 during the six months ended March 31, 2011, a decrease of 52%. Vessel revenues were down 44% as we generally completed our major contract with Saipem – during the six months ended March 31, 2012 we had, on average, only four vessels under charter to Saipem vs. eight vessels during the six months ended March 31, 2011. Geophysical revenues were down by 65% as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

Although, we were able to reduce our operating and administrative costs, our net loss attributable to Caspian Services, Inc. still increased to $7,738 during the second fiscal quarter 2011 in comparison with last year’s net loss attributable to Caspian Services, Inc. of $2,573.

Vessel Operations

During the six months ended March 31, 2012 revenue from vessel operations of $8,469 was 44% lower than during the same period of the previous year. The completion of most projects with Saipem during the first fiscal quarter 2012 resulted in lower vessel utilization rates in comparison with the comparative period. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2012 in the Kazakhstan sector of the Caspian Sea.  Therefore, we are investigating opportunities to utilize our vessel fleet outside of Kazakhstan.

During the six months ended March 31, 2012 vessel operating costs of $5,258 were 40% lower than during the six months ended March 31, 2011.  The worsening in operating margin from 42% to 38% was partially due to a $400 expense we incurred to transfer two vessels rented from Actamarine to the Netherlands as required under the charter agreement. We do not expect to rent these vessels in the future.

Decreased activity meant our loss from vessel operations during the six months ended March 31, 2012 was $1,384 compared to income of $2,568 during the six months ended March 31, 2011.

Geophysical Services

As discussed above, seismic operations revenue was in line with our expectations of a sluggish market, and was 65% lower compared to the same period last year. Both the volume of work performed and rates charged to customers decreased significantly.

We have significantly reduced our variable operating and payroll costs as a result of the slowdown in our operating activity. Compared to the same period last year, cost of geophysical services was 38% lower. However, fuel and material prices increased significantly, which limited our ability to reduce our costs in line with the reduction in revenue. Due to that fact, the net loss attributable to Caspian Services, Inc. from geophysical operations was $2,006 during the six months ended March 31, 2012 compared to net income attributable to Caspian Services, Inc. of $1,211 during the six months ended March 31, 2011.

Marine Base Services

Our marine base services revenues during the six months ended March 31, 2012 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,003 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the six months ended March 31, 2012 we realized a marine base services loss of $3,416 compared to the loss of $4,285 during the six months ended March 31, 2011.  This reduction in loss was the result of an impairment of Bauta’s assets of $777 recognized during the six months ended March 31, 2011.

As discussed above in the three month comparison, although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the six months ended March 31, 2012, net loss from corporate administration was $932 compared to $2,067 during the six months ended March 31, 2011. Most of this decrease is attributable to decreased interest costs in connection with the restructuring of a portion of our outstanding loans.

General and Administrative Expenses

General and administrative expenses decreased 6% to $4,922 during the six months ended March 31, 2012. This decrease was mostly attributable to marine base property tax expenses of $243, which were incurred during six months ended March 31, 2011.  This tax expense was a one-time expense and no such expense was incurred in the current fiscal year, due to tax exemption effective since January 1, 2011 under agreement with the Investment Committee.

Depreciation

Depreciation expense of $3,752 charged during the six months ended March 31, 2012 was 4% lower of the comparative period. This decrease is caused by the fact that a number of our properties were fully depreciated in fiscal 2012.

Interest Expense

Interest expense of $3,363 was 20% lower during the six months ended March 31, 2012 than during the six months ended March 31, 2011. This decrease was the result of restructuring a portion of our outstanding loans.

Exchange Loss

During the six months ended March 31, 2012 we realized an exchange loss of $409 compared to an exchange income of $181 during the same period of 2011. This was caused mainly by a decline in the value of the Euro during the six months ended March 31, 2012, while during the comparative period of 2011 the Euro was more stable. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses decreased 6% to $3,622 during the six months ended March 31, 2012.  This decrease was mostly due to the $848 reduction in interest expense, which was partially offset by the increase in exchange loss of $590.

Benefit from (provision for) income tax

During the six months ended March 31, 2012 we recognized a benefit from income taxes of $281 compared to a provision for income taxes of $1,357 during the six months ended March 31, 2011.  This difference was caused by the fact that significant taxable losses were recognized during the six months ended March 31, 2012 by TatArka and CSG LLP while we had taxable income during the six months ended March 31, 2011. Each entity is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2012 net loss attributable to Caspian Services, Inc. increased 208% to $7,738 or $0.16 per share on a basic and diluted basis.  By comparison, during the six months ended March 31, 2011 we realized a net loss attributable to Caspian Services, Inc. of $2,573 or $0.07 per share on a basic and diluted basis.

Liquidity and Capital Resources

At March 31, 2012 we had cash on hand of $5,527 compared to cash on hand of $6,136 at September 30, 2011.At March 31, 2012 total current liabilities exceeded total current assets by $54,978. This was mainly due to the EBRD loan and put option and the restructured loans being classified as current liabilities.  We also have certain obligations under the EBRD financing agreements to assist Balykshi with its working capital needs and to complete dredging works which are estimated around $3,000, of which we have already paid approximately $1,000 as an advance. As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the first semi-annual repayment installment under the EBRD loan was due on November 20, 2011.  That payment was not made, which constituted an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement. We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing financing agreements, and the sale of Company assets and subsidiaries to generate funds to satisfy our obligations.  At this time, we have not reached agreement with EBRD on any potential restructuring and there is no guarantee that we will be able to do so. As of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate its loan or put option, but there is no guarantee EBRD will continue to forbear from so doing.

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

In addition to restructuring our obligations to EBRD, we hope to finalize the restructuring of our obligations to the Investor and to close the Loan Restructuring Agreement, including securing the restructured loans through the granting of first position security interests to the Investor in all or substantially all, (as allowed by applicable law), of our assets that are not currently pledged to EBRD and meeting the other closing conditions as more fully described in the Loan Restructuring Agreement.

For reasons detailed above, our operating revenues continue to fall.  While we have made great efforts to correspondingly reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the North Caspian Sea to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  Unless we are able to exploit new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until that time.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2012 and 2011.

	Period ended March 31,
	2012	2011
Net cash provided by operating activities	$2,170	$7,034
Net cash used in investing activities	(317)	(939)
Net cash used in financing activities	(2,000)	(734)
Effect of exchange rate changes on cash	(462)	299
Net Change in Cash	$(609)	$5,660

Net cash flow from operations for the six months ended March 31, 2012 was positive, as a result of cash inflow from our customers of $7,366. This inflow was partially off-set by cash outflow to our vendors of $2,093, advances paid of $1,238 and taxes payable of $1,394.

Net cash used in investing activities for the six months ended March 31, 2012 mostly represents payments for geophysical machinery and equipment.

Net cash used in financing activities for the six months ended March 31, 2012 represents the repayment to the Investor of part of the restructured loan.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from an individual	$36,751	$36,751	$-	$-	$-
Loans from EBRD	20,604	20,604	-	-	-
Accelerated put option liability	16,820	16,820	-	-	-
Operating leases - vessels	3,139	3,139	-	-	-
Operating leases - other than vessels	353	353	-	-	-
Purchase commitments	2,000	2,000	-	-	-
Total	$79,667	$79,667	$-	$-	$-

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,830, including interest, at March 31, 2012.

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

As of September 30, 2011 and March 31, 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan.  There is no guarantee EBRD will continue to forbear from accelerating the MOBY Loan in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified by the SEC’s rules and forms and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2011 filed on January 13, 2012 and our quarterly report on Form 10-Q for the quarter ended December 31, 2011 filed on February 21, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012 Alexey Kotov, the Company’s Chief Executive Officer and President, was issued a restricted stock grant of 443,817 common shares pursuant to the terms of his employment agreement.  Except upon the occurrence of certain events, as detailed in his employment agreement, this grant shall vest equally over a period of three years on the anniversary of his employment agreement (August 2), commencing on August 2, 2012.The restricted stock grant was made without registration pursuant to Section 4(2) of the Securities Act of 1933.

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

CASPIAN SERVICES, INC.

Date:	May 21, 2012	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	May 21, 2012	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer