Form 10-Q
period 2012-06-30
CASPIAN SERVICES INC
filed 2012-08-13
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
Yes ☐   No ☒

As of August 6, 2012, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2012
and September 30, 2011	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three and nine months ended June 30, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine months ended June 30, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3. Qualitative and Quantitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION	30

Item 1A. Risk Factors	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 6. Exhibits	31

Signatures	32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	June 30,	September 30,
	2012	2011
ASSETS
Current Assets
Cash	$ 2,897	$ 6,136
Trade accounts receivable, net of allowance of $1,603 and $2,915, respectively	9,529	13,899
Trade accounts receivable from related parties, net of allowance of $3,263 and $3,326, respectively	1,249	2,674
Other receivables, net of allowance of $0 and $18, respectively	1,185	943
Inventories	1,771	1,845
Inventories held for sale, net of allowance of $1,791 and $1,809, respectively	856	905
Prepaid taxes	2,299	1,832
Advances paid	1,540	647
Deferred tax assets	1,515	1,621
Prepaid expenses and other current assets	930	1,284
Total Current Assets	23,771	31,786
Vessels, equipment and property, net	60,066	66,063
Drydocking costs, net	51	258
Goodwill	230	232
Intangible assets, net	102	148
Long-term prepaid taxes	5,455	5,352
Investments	13	14
Long-term other receivables, net of current portion	1,154	1,206
Total Assets	$ 90,842	$ 105,059

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$ 2,694	$ 4,923
Accounts payable to related parties	2	16
Accrued expenses	788	1,460
Taxes payable	1,330	2,317
Deferred revenue	51	587
Accelerated put option liability	17,318	15,817
Long-term debt - current portion	58,474	57,120
Total Current Liabilities	80,657	82,240
Long-term deferred revenue from related parties	2,920	3,072
Long-term deferred income tax liability	484	758
Total Long-Term Liabilities	3,404	3,830
Total Liabilities	84,061	86,070
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,657,574 and 52,213,757 shares issued and outstanding, respectively	53	53
Additional paid-in capital	64,787	64,724
Accumulated deficit	(34,678)	(24,313)
Accumulated other comprehensive loss	(14,887)	(14,254)
Equity attributable to Caspian Services, Inc. Shareholders	15,275	26,210
Deficit attributable to noncontrolling interests	(8,494)	(7,221)
Total Equity	6,781	18,989
Total Liabilities and Equity	$ 90,842	$ 105,059

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues
Vessel revenues	$5,205	$7,928	$13,674	$23,021
Geophysical service revenues (which includes $84 and $4,070 from related parties for the three and nine months ended June 30, 2011, respectively)	2,393	143	6,028	10,597
Marine base service revenues (which includes $164 and $448 from related parties for the three and nine months ended June 30, 2012, respectively and $163 and $457 from related parties for the three and nine months ended June 30, 2011, respectively)	223	282	741	876
Total Revenues	7,821	8,353	20,443	34,494

Operating Expenses
Vessel operating costs	2,548	5,021	7,806	13,753
Cost of geophysical service revenues	2,190	826	5,385	5,985
Cost of marine base service revenues	252	298	511	637
Depreciation and amortization	1,773	1,781	5,525	5,705
Impairment loss	27	-	177	322
General and administrative expense	2,997	3,059	7,919	8,311
Total Costs and Operating Expenses	9,787	10,985	27,323	34,713
Loss from Operations	(1,966)	(2,632)	(6,880)	(219)

Other Income (Expense)
Interest expense	(1,865)	(1,740)	(5,228)	(5,951)
Foreign currency transaction income (loss)	(144)	456	(553)	637
Interest income	75	6	169	26
Other non-operating income, net	21	60	77	225
Net Other Expense	(1,913)	(1,218)	(5,535)	(5,063)

Loss from Continuing Operations Before Income Tax	(3,879)	(3,850)	(12,415)	(5,282)
Benefit from (provision for) income tax	458	198	739	(1,159)
Loss from continuing operations	(3,421)	(3,652)	(11,676)	(6,441)
Loss from discontinued operations	-	(265)	-	(1,126)
Net loss	(3,421)	(3,917)	(11,676)	(7,567)
Net loss attributable to noncontrolling interests	794	459	1,311	1,536
Net loss attributable to Caspian Services, Inc	$(2,627)	$(3,458)	$(10,365)	$(6,031)

Basic and Diluted Loss per Share from continuing operations	$(0.06)	$(0.07)	$(0.22)	$(0.12)
Basic and Diluted Loss per Share from discontinued operations	-	(0.01)	-	(0.02)
Basic and Diluted Loss per Share	$(0.06)	$(0.08)	$(0.22)	$(0.14)
Weighted Average Shares Outstanding	52,657,574	52,213,757	52,657,574	52,213,757

Amounts attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$(2,627)	$(3,193)	$(10,365)	$(4,905)
Discontinued operations, net of tax	-	(265)	-	(1,126)
Net loss	$(2,627)	$(3,458)	$(10,365)	$(6,031)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(11,676)	$(7,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,525	5,705
Impairment loss	177	1,099
Accrued Interest on accelerated put option	1,681	1,553
Foreign currency transaction loss (gain)	553	(637)
Stock based compensation	63	88
Changes in current assets and liabilities:
Trade accounts receivable	4,265	6,605
Trade accounts receivable from related parties	1,418	(3,083)
Other receivables	(403)	6
Inventories	55	(49)
Inventories held for sale	40	28
Prepaid taxes	(486)	(747)
Advances paid	(910)	(136)
Deferred tax assets	90	258
Prepaid expenses and other current assets	346	638
Long-term prepaid taxes	(160)	39
Long-term other receivables, net of current portion	41	46
Accounts payable	(2,225)	322
Accounts payable to related parties	(28)	(516)
Accrued expenses	3,354	3,469
Taxes payable	(972)	(587)
Deferred revenue	(535)	(1,551)
Long-term deferred revenue from related parties	(121)	-
Long-term deferred income tax liability	(268)	243
Net cash provided by (used in) operating activities	$(176)	$5,226

Cash flows from investing activities:
Investment in securities	-	(14)
Payments to purchase vessels, equipment and property	(827)	(2,275)
Net cash used in investing activities	$(827)	$(2,289)

Cash flows from financing activities:
Payments on long-term debt	(2,000)	(734)
Net cash used in financing activities	$(2,000)	$(734)
Effect of exchange rate changes on cash	(236)	893
Net change in cash	(3,239)	3,096
Cash at beginning of period	6,136	5,707
Cash at end of period	$2,897	$8,803

Supplemental disclosure of cash flow information:
Cash paid for interest	-	734
Cash paid for income tax	478	1,232

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2012. Operating results for the nine-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Principles of Consolidation —The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”), Caspian Geophysics, Ltd (“CGEO”), Caspian Services Inc. Kazakhstan LLP (“Caspian Inc. Kazakhstan”), Caspian Services Group B.V. (“Caspian BV”) ; and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company”. KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”) and 15% interest in a joint venture CaspyMorService LLP (“CaspyMorService”). Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”). Ownership of 20% to 50% non-controlling interests are accounted for by the equity method. Ownership of less than a 20% interest is accounted for at cost. Intercompany balances and transactions have been eliminated in consolidation.

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
June 30, 2012 (UNAUDITED)
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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first two semi-annual repayment installments, due November 20, 2011 and May 20, 2012, were not made.  The failure to pay the principal of, or interest on, the EBRD loan when due constitutes an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at June 30, 2012 and September 30, 2011. Additionally, this event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2011 the Company had accrued $5,817 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. For the nine months ended June 30, 2012 the Company accrued an additional $1,501 of interest expense to reflect the required return on investment for that period, increasing the value of the put option to $17,318. EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

Should EBRD determine to exercise its acceleration rights or should the Loan Restructuring Agreement not close, the Company currently has insufficient funds to repay these obligations individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given our current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company is unable to obtain funding to meet these obligations, the lenders could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
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

Discontinued Operations – In April 2011, the Company sold its interest in Bauta to an unrelated third party.  Upon determining to dispose of Bauta, all prior periods presented have been restated to separately account for the discontinued operations.

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

Basic and Diluted Loss Per Share — Basic loss per common share is calculated by dividing net loss attributable to Caspian Services by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss attributable to Caspian Services by the weighted-average number of common shares outstanding giving effect to potentially dilutive issuable common shares.

For the three and nine months ended June 30, 2012, the Company had 800,000 options outstanding, 735,785 non-vested restricted shares outstanding and 90,000,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended June 30, 2011, the Company had 800,000 options outstanding, 560,492 non-vested restricted shares outstanding and 18,576,467 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

Concentrations of Credit Risk — The Company’s vessel operations are contracted primarily to a North Caspian Operating Company (“NCOC”) service provider. Loss of this customer could have a material negative effect on the Company. Some vessel charter services are provided under contracts with varying terms and through various dates in 2012. However, it is possible that a loss of business could occur in the short or long term. While management expects to renew the contracts periodically, there is no assurance that this customer will renew, or will renew on terms favorable to the Company.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
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

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying condensed consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 7 for discussion of the fair value of the long-term derivative put option liability.

Accelerated Put Option Liability — In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $17,318, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

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
June 30, 2012 (UNAUDITED)
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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010 we concluded that there were indicators of impairment as it related to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of the analysis, the Company recognized an impairment charge on the marine base.  During the nine months ended June 30, 2011, the Company incurred some additional costs on the marine base and as a result of the impairment analysis, the Company concluded that these additional costs were impaired as well and recognized an additional $322 of impairment. During the nine months ended June 30, 2012, the Company incurred more costs on the marine base, which were fully impaired. The amount of the additional impairment is $177.

At September 30, 2011 we concluded that there were indicators of impairment as it relates to KMG goodwill. We performed a valuation of KMG assets which included discounted future cash flows from operations. As a result of this valuation we concluded that KMG goodwill was impaired.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
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

Recent Accounting Pronouncements — In December 2010 the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 becomes effective in fiscal 2012. The Company does not expect ASU 2010-28 to have a material impact on its financial statements.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update become effective in fiscal 2012.  The Company does not expect this standard to have a material impact on its financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 3  — NOTES PAYABLE

Notes payable consists of the following:

	June 30,	September 30,
	2012	2011

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,821	$10,800

Convertible consolidated promissory note payable to an investor; interest at 12%	26,679	24,446

Loan from investor, paid subsequent to September 30, 2011	-	2,000

EBRD loan and accrued interest at 7% due May 2015 secured by property
and bank accounts	20,974	19,874

Total Long-term Debt	58,474	57,120
Less: Current Portion	58,474	57,120
Long-term Debt - Net of Current Portion	$-	$-

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

During the nine months ended June 30, 2012 the Company paid $2,000 to the Investor, which was credited as a reduction of principal due.

During the nine months ended June 30, 2012 the Company engaged in ongoing discussion with EBRD about restructuring the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

Until the Company is successful in restructuring the EBRD financing agreements, the EBRD loan, the non-negotiable promissory note and the convertible consolidated promissory note payable to the Investor will be treated as current liabilities in the consolidated financial statements.

NOTE 4  — STOCK BASED COMPENSATION PLANS

In January 2012, Alexey Kotov, the Company’s Chief Executive Officer and President was issued a restricted stock grant of 443,817 common shares pursuant to the terms of his employment agreement.  Except upon the occurrence of certain events, as detailed in his employment agreement, this grant shall vest equally over a period of three years on the anniversary of his employment agreement (August 2), commencing on August 2, 2012.

The shares representing the restricted stock grant have been issued and are deemed outstanding.  All unvested shares will be held in escrow by the Company for release in accordance with the vesting schedule. Vesting of the shares is also contingent upon Mr. Kotov’s continued employment with the Company on the respective vesting dates.

Compensation expense charged against income for stock-based awards during the three and nine months ended June 30, 2012 was $19 and $63, respectively, as compared to $28 and $88 during the three and nine months ended June 30, 2011 and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at June 30, 2012 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2011	331,968	$0.34
Stock granted	443,817	0.11
Stock vested	(40,000)	0.29
Non-vested at June 30, 2012	735,785	$0.21

The value of the non-vested stock under the Company’s compensation plan at June 30, 2012 is $22.  As of June 30, 2012 unrecognized stock-based compensation was $44 and will be recognized over the weighted average remaining term of 1.26 years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
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

NOTE 6  — RELATED PARTY TRANSACTIONS

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

The lease revenue recognized from MOBY for the three and nine months ended June 30, 2012 was $164 and $448, respectively.

The lease revenue recognized from MOBY for the three and nine months ended June 30, 2011 was $163 and $457, respectively.

KazakhstanCaspiShelf – During the three and nine months ended June 30, 2011, seismic services valued at $84 and $4,070, respectively, were performed for KazakhstanCaspiShelf (“KCS”), a company related through common ownership.

Accounts receivable from related parties as of June 30, 2012 and September 30, 2011 consisted of the following:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Related Party's Name	Description	June 30, 2012	September 30, 2011

Bolz LLP	Seismic services	$3,263	$3,308
MOBY	Marine base	1,249	381
Kazakhstancaspishelf	Equipment rental, services and fuel sales	-	2,308
Others	Services/Indirect costs	-	3
	Allowance for doubtful accounts	(3,263)	(3,326)
TOTAL		$1,249	$2,674

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,263 to BMB Munai LLP (a non-related third party), however, BMB Munai LLP failed to pay the amount due, so during the nine months ended June 30, 2012 the balance was transferred back to Bolz, which is still liable to pay. Accordingly, the balance of $3,263 and the corresponding allowance for doubtful accounts of ($3,263) was moved from Trade Accounts Receivable to Accounts Receivable from related parties.

Long-term deferred revenue from related parties as of June 30, 2012 and September 30, 2011 consisted of the following:

Related Party's Name	Description	June 30, 2012	September 30, 2011

MOBY	Advance received for land rental	$2,920	$3,072
TOTAL		$2,920	$3,072

NOTE 7  — FAIR VALUE MEASUREMENTS

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

Recurring basis:

At June 30, 2012 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $15,817 at September 30, 2011. As of June 30, 2012 the amount was valued at $17,318, which is the amount the Company would have to pay if EBRD accelerated its put option. The $1,501 increase during the nine months ended June 30, 2012 reflects the 20% rate of return.

NOTE 8  — SEGMENT INFORMATION

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
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Capital Expenditures
Vessel Operations	$194	$381	$204	$933
Geophysical Services	316	1,143	623	1,353
Marine Base Services	-	(1)	-	57
Total segments	510	1,523	827	2,343
Corporate assets	-	1	-	58
Less intersegment investments	-	-	-	-
Total consolidated	$510	$1,524	$827	$2,401

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues
Vessel Operations	$5,201	$7,928	$13,674	$23,021
Geophysical Services	2,392	143	6,028	10,597
Marine Base Services	267	353	984	1,070
Total segments	7,860	8,424	20,686	34,688
Corporate revenue	-	-	-	-
Less intersegment revenues	(39)	(71)	(243)	(194)
Total consolidated	$7,821	$8,353	$20,443	$34,494

Depreciation and Amortization
Vessel Operations	$(724)	$(777)	$(2,407)	$(2,615)
Geophysical Services	(655)	(628)	(1,977)	(1,969)
Marine Base Services	(394)	(375)	(1,141)	(1,118)
Total segments	(1,773)	(1,780)	(5,525)	(5,702)
Corporate depreciation and amortization	-	(1)	-	(3)
Total consolidated	$(1,773)	$(1,781)	$(5,525)	$(5,705)

Interest expense
Vessel Operations	$-	$-	$-	$-
Geophysical Services	(4)	-	(4)	(19)
Marine Base Services	(1,277)	(1,424)	(3,989)	(4,186)
Total segments	(1,281)	(1,424)	(3,993)	(4,205)
Corporate interest expense	(584)	(316)	(1,235)	(1,746)
Total consolidated	$(1,865)	$(1,740)	$(5,228)	$(5,951)

Income/(Loss) Before Income Tax
Vessel Operations	$480	$328	$(1,096)	$3,433
Geophysical Services	(1,594)	(2,018)	(3,390)	(91)
Marine Base Services	(2,010)	(1,918)	(6,242)	(6,315)
Total segments	(3,124)	(3,608)	(10,728)	(2,973)
Corporate loss	(755)	(242)	(1,687)	(2,309)
Total consolidated	$(3,879)	$(3,850)	$(12,415)	$(5,282)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Benefit from (Provision for) Income Tax
Vessel Operations	$222	$(42)	$414	$(579)
Geophysical Services	236	240	325	(580)
Marine Base Services	-	-	-	-
Total segments	458	198	739	(1,159)
Corporate provision for income tax	-	-	-	-
Total consolidated	$458	$198	$739	$(1,159)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	(54)	121	(353)	225
Marine Base Services	848	338	1,664	1,311
Total segments	794	459	1,311	1,536
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$794	$459	$1,311	$1,536

Net Loss/(Income) attributable to Caspian Services Inc.
Vessel Operations	$702	$286	$(682)	$2,854
Geophysical Services	(1,412)	(1,657)	(3,418)	(446)
Marine Base Services	(1,162)	(1,845)	(4,578)	(6,130)
Total segments	(1,872)	(3,216)	(8,678)	(3,722)
Corporate loss	(755)	(242)	(1,687)	(2,309)
Total consolidated	$(2,627)	$(3,458)	$(10,365)	$(6,031)

			June 30,	September 30,
Segment Assets			2012	2011
Vessel Operations			$19,382	$34,300
Geophysical Services			22,833	25,385
Marine Base Services			48,135	49,780
Total segments			90,350	109,465
Corporate assets			86,734	86,161
Less intersegment investments			(86,242)	(90,567)
Total consolidated			$90,842	$105,059

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

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act), whether as a result of new information, future events or otherwise.

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

During the nine months ended June 30, 2012, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2012	2011	% change	2012	2011	% change

VESSEL OPERATIONS
Operating Revenue	$5,201	$7,928	-34%	$13,674	$23,021	-41%
Pretax Operating Income/(Loss)	480	328	46%	(1,096)	3,433	-132%

GEOPHYSICAL SERVICES
Operating Revenue	$2,392	$143	1573%	$6,028	$10,597	-43%
Pretax Operating Loss	(1,594)	(2,018)	-21%	(3,390)	(91)	3625%

MARINE BASE SERVICES
Operating Revenue	$267	$353	-24%	$984	$1,070	-8%
Pretax Operating Loss	(2,010)	(1,918)	5%	(6,242)	(6,315)	-1%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(755)	(242)	212%	(1,687)	(2,309)	-27%

Summary of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

            Total revenue during the three months ended June 30, 2012 was $7,821 compared to $8,353 during the three months ended June 30, 2011, a decrease of 6%. Vessel revenues were down by $2,723 as we generally completed our major contract with Saipem – during the third fiscal quarter 2012 we had only one vessel under charter to Saipem vs. eight vessels during the third fiscal quarter 2011. This decrease was partially off-set by geophysical revenue growth of $2,250.

We were able to reduce our operating and administrative costs in line with the decrease in total revenue, which made our net loss attributable to Caspian Services, Inc. decrease to $2,627 during the third fiscal quarter 2012 in comparison with a net loss attributable to Caspian Services, Inc. of $3,458 during the comparable prior year period.

Vessel Operations

Third fiscal quarter 2012 revenue from vessel operations of $5,205 was 34% lower than the comparable period of the prior year. The completion of most projects with Saipem during the beginning of the first fiscal quarter of the current fiscal year resulted in lower vessel utilization rates in comparison with the third fiscal quarter 2011. This also resulted in lower cash and trade accounts receivables attributable to vessel operations and a corresponding reduction in vessel operations assets. With the completion of most of our projects with Saipem we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during the current fiscal year or the next fiscal year in the Kazakhstan sector of the Caspian Sea.  Therefore, we are investigating opportunities to utilize our vessel fleet outside of Kazakhstan.

During the three months ended June 30, 2012 vessel operating costs of $2,548 were 49% lower than during the three months ended June 30, 2011 which resulted in improved operating margins from 37% during the third fiscal quarter 2011 to 51% during the third fiscal quarter 2012.  This improvement was mostly attributable to a decrease in the vessel charter costs we were paying to Actamarine to hire its vessels as we no longer hire most of the Actamarine vessels previously used in our fleet. Those chartered vessels generally provided lower margins than our own vessels.

Increased operating margin meant our net income from vessel operations in the third fiscal quarter 2012 increased to $702, compared to the income of $286 in the third fiscal quarter of 2011.  We expect decreased fleet activity throughout fiscal 2012 when compared to fiscal 2011 and therefore expect our results of vessel operations will correspondingly be worse in fiscal 2012 than in fiscal 2011.

Geophysical Services

During the third fiscal quarter 2011, our geophysical service revenues of $143 were extremely sluggish, and we were able to increase it to $2,393 during the third fiscal 2012.  Given current expectations, we do not believe the increase in revenue experienced in the third fiscal quarter 2012 reflects a trend toward improving geophysical services revenue in upcoming quarters so much as it reflects a particularly sluggish third fiscal quarter 2011.

As a result of the increase in geophysical services provided, our operating costs increased by $1,364. The major reason for that increase is the fact that we had to pay vacation allowance to dismissed production personnel and we could not significantly reduce our maintenance personnel during the third fiscal quarter 2011.  Due to that fact, we realized a lower net loss from geophysical operations of $1,412 during the third fiscal quarter 2012 compared to net loss of $1,657 in the third fiscal quarter 2011.

We anticipate results of our geophysical services operations will be worse throughout the remainder of fiscal 2012 as compared to fiscal 2011 as the local market remains depressed by the difficult local credit market.

Marine Base Services

Our marine base services revenues during the third fiscal quarter 2012 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $498 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the third fiscal quarter 2012 we realized a marine base services loss of $1,162 compared to the loss of $1,845 during the third fiscal quarter 2011.

Although we have been able to enter into agreements with some customers to use our base’s services, we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the third fiscal quarter 2012 net loss from corporate administration was $755 compared to $242 during the third fiscal quarter 2011.

General and Administrative Expenses

During the third fiscal quarter 2012 general and administrative expenses of $2,997 were in line with third fiscal quarter 2011 expenses. We anticipate general and administrative expenses to be in line with those realized in fiscal 2011 in the remaining upcoming quarter of fiscal 2012.

Depreciation

Depreciation expense of $1,773 charged during the third fiscal quarter 2012 was in line with the depreciation expense charged in the third fiscal quarter of 2011.

Exchange Loss

During the third fiscal quarter 2012 we realized an exchange loss of $144 compared to exchange income of $456 during the third fiscal 2011. This was caused by significant USD and Euro fluctuations during our third fiscal quarter 2012. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,865 was 7% higher during the three months ended June 30, 2012 than for the same period ended June 30, 2011. This increase was the result of restructuring a portion of our outstanding loans.

Net Other Expenses

Net other expenses increased 57% to $1,913 during the third fiscal quarter 2012. This was mostly due to increased foreign exchange loss mentioned above.

Benefit from (Provision for) Income Tax

During the three months ended June 30, 2012 we had a benefit from income tax of $458 compared to a benefit from income tax of $198 during the three months ended June 30, 2011. This difference was caused by TatArka and CSG LLP recognizing significant taxable losses during the three months ended June 30, 2012, while we had taxable income during the three months ended June 30, 2011. Each entity is taxed independently in Kazakhstan. Consistent with our expectations of lower revenues and net losses in the upcoming quarter, we anticipate we will continue to realize a benefit from income tax in the fourth fiscal quarter 2012.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $2,627 or $0.06 per share on a basic and diluted basis.  By comparison, during the third fiscal quarter 2011 we realized a net loss attributable to Caspian Services, Inc. of $3,458 or $0.07 per share on a basic and diluted basis.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

Total revenue during the nine months ended June 30, 2012 was $20,443 compared to $34,494 during the nine months ended June 30, 2011, a decrease of 41%. Vessel revenues were down 41% as we generally completed our major contract with Saipem – during the nine months ended June 30, 2012 we had, on average, only two vessels under charter to Saipem vs. eight vessels during the nine months ended June 30, 2011. Geophysical revenues were down by 43% as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

Although, we were able to reduce our operating and administrative costs, our net loss attributable to Caspian Services, Inc. still increased to $10,365 during the nine months ended June 30, 2012 compared to last year’s net loss attributable to Caspian Services, Inc. of $6,031.

Vessel Operations

During the nine months ended June 30, 2012 revenue from vessel operations of $13,674 was 41% lower than during the same period of the previous year. The completion of most projects with Saipem during the first fiscal quarter 2012 resulted in lower vessel utilization rates in comparison with the comparative period. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2012 in the Kazakhstan sector of the Caspian Sea.

During the nine months ended June 30, 2012 vessel operating costs of $7,806 were 43% lower than during the nine months ended June 30, 2011 in line with the reduction in vessel revenues.  Decreased activity meant our loss from vessel operations during the nine months ended June 30, 2012 was $682 compared to income of $2,854 during the nine months ended June 30, 2011.

Geophysical Services

As discussed above, seismic operations revenue was in line with our expectations of a sluggish market, and was 43% lower compared to the same period last year. Both the volume of work performed and rates charged to customers decreased significantly.

We have significantly reduced our variable operating and payroll costs as a result of the slowdown in our operating activity. Compared to the same period last year, cost of geophysical services was 10% lower. However, fuel and material prices increased significantly which limited our ability to reduce our costs in line with the reduction in revenue. As a result, the net loss attributable to Caspian Services, Inc. from geophysical operations was $3,418 during the nine months ended June 30, 2012 compared to net loss attributable to Caspian Services, Inc. of $446 during the nine months ended June 30, 2011.

Marine Base Services

Our marine base services revenues during the nine months ended June 30, 2012 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,501 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the nine months ended June 30, 2012 we realized a marine base services loss of $4,578 compared to a loss of $6,130 during the nine months ended June 30, 2011.  This reduction in loss was the result of an impairment of Bauta’s assets of $1,042 recognized during the nine months ended June 30, 2011.

Corporate Administration

During the nine months ended June 30, 2012, net loss from corporate administration was $1,687 compared to $2,309 during the nine months ended June 30, 2011. Most of this decrease was attributable to decreased interest costs in connection with the restructuring of a portion of our outstanding loans.

General and Administrative Expenses

General and administrative expenses decreased 5% to $7,919 during the nine months ended June 30, 2012. This decrease was mostly attributable to marine base property tax expenses of $243, which were incurred during nine months ended June 30, 2011.  This tax expense was a one-time expense and no such expense was incurred in the current fiscal year, due to tax exemption effective since January 1, 2011 under agreement with the Investment Committee.

Depreciation

Depreciation expense of $5,525 charged during the nine months ended June 30, 2012 was 3% lower than the comparative period. This decrease was caused by the fact that a number of our properties were fully depreciated in fiscal 2012.

Interest Expense

Interest expense of $5,228 was 12% lower during the nine months ended June 30, 2012 than during the nine months ended June 30, 2011. This decrease was the result of restructuring a portion of our outstanding loans.

Exchange Loss

During the nine months ended June 30, 2012 we realized an exchange loss of $553 compared to an exchange income of $637 during the same period of 2011. This was caused mainly by a decline in the value of the Euro during the nine months ended June 30, 2012, while during the comparative period of 2011 the Euro was more stable.

Net Other Expenses

Net other expenses increased 9% to $5,535 during the nine months ended June 30, 2012.  This increase was mostly due to the increase in exchange loss of $1,190, which was partially offset by $723 reduction in interest expense.

Benefit from (provision for) income tax

During the nine months ended June 30, 2012 we recognized a benefit from income taxes of $739 compared to a provision for income taxes of $1,159 during the nine months ended June 30, 2011.  This difference was caused by the fact that significant taxable losses were recognized during the nine months ended June 30, 2012 by TatArka and CSG LLP while we had taxable income during the nine months ended June 30, 2011. Each entity is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the nine months ended June 30, 2012 net loss attributable to Caspian Services, Inc. increased 72% to $10,365 or $0.22 per share on a basic and diluted basis.  By comparison, during the nine months ended June 30, 2011 we realized a net loss attributable to Caspian Services, Inc. of $6,031 or $0.12 per share on a basic and diluted basis.

Liquidity and Capital Resources

At June 30, 2012 we had cash on hand of $2,897 compared to cash on hand of $6,136 at September 30, 2011. At June 30, 2012 total current liabilities exceeded total current assets by $56,886. This was mainly due to the EBRD loan and put option and the restructured loans being classified as current liabilities. We also have certain obligations under the EBRD financing agreements to assist Balykshi with its working capital needs and to complete dredging works which are estimated around $3,000, of which we have already paid approximately $1,000 as an advance. As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the first two semi-annual repayment installments under the EBRD loan were due on November 20, 2011 and May 20, 2012.  Those payments were not made, which constitutes an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement. We are engaged in ongoing negotiations with EBRD about the possibility of restructuring our obligations to them.  In connection with these discussions, we are investigating a number of potential solutions, including the availability of other funding sources to refinance our debt obligations, restructuring the repayment terms and obligations under the existing financing agreements, and the sale of Company assets and subsidiaries to generate funds to satisfy our obligations.  At this time, we have not reached agreement with EBRD on any potential restructuring and there is no guarantee that we will be able to do so. As of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate its loan or put option, but there is no guarantee EBRD will continue to forbear from so doing.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2012 and 2011.

	Period ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(176)	$5,226
Net cash used in investing activities	(827)	(2,289)
Net cash used in financing activities	(2,000)	(734)
Effect of exchange rate changes on cash	(236)	893
Net Change in Cash	$(3,239)	$3,096

Net cash flow from operations for the nine months ended June 30, 2012 was negative.  This negative cash flow included, among other things, cash outflow to our vendors of $2,225, advances paid of $910, taxes payable of $972 and prepaid taxes of $486. This outflow was partially off-set by cash inflow from our customers of $4,265.

Net cash used in investing activities for the nine months ended June 30, 2012 represents payments for geophysical machinery and equipment.

Net cash used in financing activities for the nine months ended June 30, 2012 represents the repayment to the Investor of part of the restructured loan.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from an individual	$37,500	$37,500	$-	$-	$-
Loans from EBRD	20,974	20,974	-	-	-
Accelerated put option liability	17,318	17,318	-	-	-
Operating leases - vessels	1,252	1,252	-	-	-
Operating leases - other than vessels	137	137	-	-	-
Purchase commitments	1,682	1,682	-	-	-
Total	$78,863	$78,863	$-	$-	$-

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,866, including interest, at June 30, 2012.

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

As of September 30, 2011 and June 30, 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan; however, there is no guarantee EBRD will continue to forbear from accelerating the MOBY Loan in the future.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a)*

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a)*

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350*

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	August 13, 2012	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	August 13, 2012	By:	/s/ Andrey Yuryev
Andrey Yuryev
Interim Chief Financial Officer