Form 10-Q/A
period 2012-06-30
CASPIAN SERVICES INC
filed 2012-08-24
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q/A
AMENDMENT NO. 1

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

CASPIAN SERVICES, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 originally filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensive Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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

* These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 13, 2012.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	August 24, 2012	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	August 24, 2012	By:	/s/ Andrey Yuryev
Andrey Yuryev
Interim Chief Financial Officer

3