Form 10-K
period 2012-09-30
CASPIAN SERVICES INC
filed 2013-01-15
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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
   ☒

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
     ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,164,512.

As of January 8, 2013, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context, all dollar amounts, other than share and per share amounts, stated in this annual report on Form 10-K are presented in thousands.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Item 1.   Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada on July 14, 1998.  Since February 2002 we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in western Kazakhstan and the Caspian Sea, including providing a fleet of vessels, onshore, transition zone and marine seismic data acquisition and processing services and a marine supply and support base in the port of Bautino, in Bautino Bay, Kazakhstan.

Recent Developments

Subsequent to fiscal year-end, we set up a 100% subsidiary in Russia, Caspian Services LLC, which is expected to help us in obtaining vessel charter contracts in the Russian sector of the Caspian Sea.

We continue to work to restructure our outstanding financial obligations.  Subsequent to the fiscal year-end we and our creditors, the European Bank for Reconstruction and Development (“EBRD”) and Bakhytbek Baisietov (the “Investor”) agreed in principle to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to those parties (the “Term Sheet”).  For an explanation of the principle terms and conditions of the Term Sheet, please see the heading “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 33 of this report and Note 8 – Notes Payable of our Consolidated Financial Statements included with this report.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  There is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms discussed herein, or at all.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully negotiate and conclude restructured financing agreements with EBRD and the Investor and our ability to generate sufficient revenue from operations, or to identify a financing source that will provide us the ability to satisfy our repayment and guarantee obligations under the restructured financing agreements.  Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

Our Business

We provide a broad range of oilfield services in western Kazakhstan and the Caspian Sea.  Our business focuses in three principal areas – Vessel Operations, Geophysical Services and Marine Base Services.  We manage our business through three wholly-owned British Virgin Island companies, Caspian Services Group Limited (“CSGL”), Caspian Geophysics Limited (“CGEO”) and Caspian Real Estate Limited (“CRE”) and a wholly-owned Netherland company, Caspian Services Group B.V. (“CSG”).  Each of these companies undertakes its operations through various subsidiaries and joint venture entities.   CSGL and CSG represent the vessel operations business provided by our vessel fleet.  Through CGEO we manage our geophysical services operations.  CRE is our marine base services company.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity as of September 30, 2012:

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

Vessel Fleet

Our fleet includes ten specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiary, CSGL.  Currently, of the ten vessels in our fleet, we own eight.  During fiscal 2012 we operated the other vessels pursuant to agreement with Acta Marine B.V., the Dutch shipping company that owns the vessels. The number of rented vessels varied from five vessels during the first fiscal quarter 2012 to two during the forth fiscal quarter 2012.

We are planning to sell a survey vessel (Caspian Galiya) during fiscal 2013.  If we have sufficient funds, we are planning to buy two vessels from Acta Marine (one survey vessel and one supply vessel; both are now rented) and another two multi-cat vessels from another company during fiscal 2013 to meet our client requirements.

Subsequent to the year-end we concluded an agreement with a nonrelated third party for the purchase of a seismic shooter vessel for $900. Out of this purchase price $850 has been paid. The transaction is expected to be completed during fiscal 2013.

During fiscal 2012 our fleet was time chartered to oil and natural gas exploration and production companies working in the Kazakhstan and Turkmenistan sectors of the Caspian Sea.  Our customers charter our vessels and hire us to provide all necessary staffing and support for safe and efficient operation.  Vessel operating expenses are typically our responsibility except that the customer generally provides for port fees and consumables such as water, fuel, lubricants and anti-freeze.  In return for providing time-chartered services, in most instances we are paid a daily rate of hire.  We also provide additional support services for our accommodations vessels where we are able to charge fees for  accommodating and catering to the client’s personnel.

Generally we charter our vessels under time charter contracts or on a “spot” basis.  Time charter contracts typically cover a specific term, typically one work season or longer.  The base rate of hire under such a term contract is generally a fixed rate, though some charter arrangements may include escalation clauses to recover specific additional costs.  In contrast, vessels chartered on a “spot” basis are typically chartered for a short-term basis ranging anywhere from one day to several weeks or months.  There are no material differences in the cost structure of our contracts based on whether the contracts are spot or time charters because our fixed operating costs, including but not limited to, payroll, insurance and maintenance costs, are generally the same without regard to the length of the contract.

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

Survey/UtilityVessels.  Survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies.  These vessels may also have accommodations and multiple day endurance.  We currently have two survey/utility vessels in our fleet.

Anchor Handling Multicats and Support Vessel Tugs.   This is our largest category of vessels, with three such vessels in our fleet.  These vessels are used to tow floating drilling rigs; assist in the docking of tankers; assist pipe laying, cable laying and construction barges; setting anchors for positioning and mooring drilling rigs and are used in a variety of other commercial towing operations, including towing barges, carrying a variety of bulk cargoes and containerized cargo.

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

During fiscal 2012 70% of our vessel revenue came from three clients: Saipem Kazakhstan Branch – 36%, Er Sai Caspian Contractor– 22% and Momentum Engineering – 12%.

Competition for our vessel fleet in the Kazakhstan sector of the Caspian Sea varies from small regional companies to large international corporations and competition is intense.  Currently, we have only one local Kazakh competitor, but we compete with many larger foreign companies.  Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan.  In addition, we have developed strong relationships with marine port operators and other local companies.  Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors.

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

Caspian Geophysics provides geophysical services through its two subsidiaries:  Tat-Arka LLP, a wholly-owned subsidiary (“TatArka”); and Kazmorgeophysica, JSC, an 80% owned subsidiary (“KMG”).  During fiscal 2012 98% of total geophysical revenue was attributable to TatArka, and 2% to KMG.

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

Marine Base Services

 Atash Marine Base

Balykshi LLP

The Atash Marine Base located in Bautino Bay was commissioned in 2010.  Additional dredging work needs to be completed before the second phase of the base can be fully operational. The base is currently used by our own fleet and other small operators.  We plan to market services to large multi-national oil companies engaged in exploration and construction in the region.

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

The outstanding dredging work includes removal of an obstruction that currently limits the size vessel that can access the base.  Completion of dredging will allow larger vessels to access the base and increase the potential customer pool.  During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected around $3,000. However, the project was only partially completed at a cost of around $1,500 and further dredging works are required.  Currently, we have insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

We funded construction of the marine base through a combination of debt and equity financing through EBRD and internal financing provided by the Company.  Our subsidiary Balykshi borrowed $18,600 from EBRD and EBRD acquired a 22% equity interest in Balykshi for $10,000. Balykshi’s and CRE’s assets are pledged as collateral under the EBRD financing agreements (including bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required the Company to guarantee the financial performance of Balykshi and CRE under the financing agreements.

In connection with EBRD’s $10,000 equity investment, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable from June 2013 through June 2017.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.

The Put Option Agreement contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above.  The acceleration feature of the Put Option Agreement is a conditional obligation and is recognized as an adjustment to the carrying value of the put option liability when an event of default occurs.  At September 30, 2012 we concluded the value of the put option was $17,822, including $7,822 to reflect the possible right EBRD has to accelerate the put option.

As discussed in more detail above, subsequent to the fiscal year-end we, EBRD and the Investor agreed in principle to a non-binding Term Sheet setting forth the terms for a potential restructuring of our financial obligations to EBRD and the Investor.

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

In August 2008 MOBY entered into a loan agreement with EBRD in the amount of $10,300 (the “MOBY Loan”).  In June 2009 in connection with the MOBY Loan, EBRD required certain parties, including the Company, to execute a Deed of Guarantee and Indemnity (the “Guarantee”) guaranteeing repayment of the MOBY Loan.  The MOBY Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  For additional information regarding the MOBY Loan, the Guarantee and our obligations under the Guarantee please see “Off-balance Sheet Financing Arrangements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38 of this report.

During October 2008 we entered into a lease agreement with MOBY for the lease of three hectares of space at our marine base to operate the vessel repair and drydock facility. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010.

As of September 30, 2012 and 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD agreed to reduce the financial ratios of the MOBY Loan through June 30, 2011 but no additional waiver has been provided.

To date, EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations we owe under the Guarantee.  Should EBRD determine to take action, we would not have sufficient funds to repay our portion of the MOBY Loan and would be forced to seek sources of funding to satisfy these obligations.

In connection with the Term Sheet, we have agreed in principle with EBRD to work toward a possible restructuring of the MOBY Loan.

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

Any of these factors could adversely affect our operations and consequently our operating results and financial condition.  At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

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

Employees

The Company and its subsidiaries currently employ approximately 516 employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission.  We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at www.caspianservicesinc.com.  In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers that file electronically with the Commission. Information appearing on the Company’s website is not part of any report that it files with the Commission.

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

We may be unable to service our financial obligations.

We have a significant amount of debt.  As of September 30, 2012, we owed our two primary creditors nearly $59,600.  We are currently trying to restructure our debts and financial obligations, but there is no guarantee we will be successful in our efforts.  If we are unable to restructure our financial obligations in a manner that will allow us to better service these obligations, barring an unexpected significant improvement in revenues and results of operations, we do not anticipate being able to generate sufficient cash flow from our operations to service our financial obligations as currently structured.  Even if we are successful in restructuring our obligations, we believe we will need to experience significant revenue growth and improved operating results, and we may need additional equity investments into the Company, in order to service our debts.  As discussed above, we do not anticipate significant revenue growth until the second phase of development of the Kashagan field commences, which is currently projected to occur in 2018 or 2019.

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

As of September 30, 2012, the outstanding amount due to EBRD was $21,319. In addition, were EBRD to accelerate its put option the accelerated put price would be $10,000 plus an internal rate of return of 20% per annum, which at September 30, 2012 was $17,822.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain such funding.  If we were unable to obtain funding to repay the loan or satisfy the put, we anticipate EBRD could seek any legal remedies available to it to obtain repayment of its loan.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE, and guaranteed by the Company, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

Were EBRD to declare an event of default and seek to accelerate our obligations under its financing agreements, such could also be deemed an event of default under the Non-Negotiable Note and the Consolidated Note which would grant Investor the right to declare the notes and interest thereon due and payable.  Should such occur, we would likewise have insufficient funds to repay the notes and anticipate Investor would seek any legal remedies available to obtain repayment of the notes.

Subsequent to the fiscal year-end we agreed in principle with EBRD and Investor to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to them.  The terms and conditions of the Term Sheet are discussed in greater detail in “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 35 of this report and Note 8 – Notes Payable of our Consolidated Financial Statements included with this report.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully negotiate and conclude restructured financing agreements with EBRD and the Investor and our ability to satisfy our repayment and guarantee obligations under the restructured agreements.  Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

If we are unable to service our debt obligations our creditors could seize our assets.

As noted in the preceding risk factor, our obligations under the EBRD financing agreements are secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE.  Pursuant to the Loan Restructuring Agreement, we have agreed to, as allowed by applicable law, pledge our assets not pledged to secure the EBRD financing agreements to secure the Non-Negotiable Note and the Consolidated Note.  In the event we are unable to restructure our obligations with our creditors and to service our financial obligations, our creditors could determine to exercise their rights under their respective security agreements and foreclose on all or a significant portion of our assets.  Should this occur, it would be unlikely we would be able to continue operations.

We may be unable to complete dredging works at the marine base in a reasonable period of time

Currently, we have insufficient funds to complete the dredging at the marine base.  If the dredging is not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  It is anticipated that dredging will take approximately eight to ten months to complete.  The failure to provide financing for, or to complete, the dredging and repair works could constitute a default under the EBRD financing agreements.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements EBRD has asserted that we are in violation of certain loan covenants which would allow it to exercise acceleration features to declare its loan and accrued interest immediately due and payable and to exercise its put option.  Should EBRD seek to assert its acceleration rights and declare its loan and accrued interest immediately due and payable, or to accelerate its put right, we would not have sufficient funds to repay the EBRD loan or satisfy the put option.  Such could also constitute a default of our financing agreements with the Investor.  At September 30, 2012, we had negative working capital of $60,273.  As a result of these factors, our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Our substantial debt load adversely affects our financial health.

        Our substantial debt has important consequences.  In particular, it:

•	increases our vulnerability to general adverse economic and industry conditions;
•
requires us to dedicate an inordinate portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	places us at a competitive disadvantage compared to our competitors that have less debt; and
•	limits, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds.

Our financing agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our financing agreements contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends;
•	repay subordinated debt prior to its maturity;
•	grant additional liens on our assets; and
•	merge with another entity or dispose of our assets.

        In addition, our financing agreements currently require us to maintain certain financial ratios and tests.  The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

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

Historically, demand for our services has been sensitive to the level of exploration spending by oil and gas companies in the Kazakhstan sector of the Caspian Sea and, in particular, development of the Kashagan oil field.  Based on the latest available information, commencement of Kashagan’s second phase will likely be postponed until 2018 or 2019, which we anticipate will delay growth in the market and demand for our services, particularly our marine base services, which has, and likely will continue to adversely affect the results of our operations.

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

The operation of any marine vessel involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; collisions and property losses to the vessel; war, sabotage and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

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

A variety of regulatory developments, proposals and requirements have been introduced in Kazakhstan and other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. If such legislation is enacted, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas and thus adversely affect future demand for our vessels, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, demand for oil and gas or increased environmental regulations may create greater incentives for use of alternative energy sources. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect on our financial condition, results of operations and cash flows.

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

Item 2.  Properties

We maintain principal executive offices at 2319 Foothill Boulevard, Suite 160, Salt Lake City, Utah and 134 Azerbayev Ave., Koktobe microdistrict, Almaty, 050010, Kazakhstan.  We also maintain an office in Aktau, Kazakhstan.  We lease office space in Salt Lake City, Utah and Aktau, Kazakhstan.  The monthly rent for our office in Salt Lake City is $1.3.  This lease terminates in January 2015. Our office lease in Aktau expired in October 2012 and we have moved to another office building.  Our current rental rate is about $10 per month.

            As is the norm in locations such as Almaty, Aktau and Atyrau, we rent apartments for the exclusive use of our employees posted there.  We have seven apartments on a revolving annual lease that usually renews each year in January.  Total rent for the seven apartments is about $10 per month.  We also own two newly constructed apartments in Aktau with a total value of $483.  This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the notes mentioned in Note 8 to Consolidated Financial Statements.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our principal offices in Almaty are owned by our wholly-owned subsidiary TatArka. This also includes service, storage and operational facilities, which are used by both TatArka and KMG for storage and service of equipment and machinery.  We also lease a portion of the facility to third parties for storage. This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the notes mentioned in Note 8 to Consolidated Financial Statements.

As discussed herein, through our subsidiary Balykshi, we own an 11 hectare parcel of real property.  This property forms the basis for our marine base facility.  The cost of the property has been included in the roughly $40,000 figure disclosed as our investment as of September 30, 2012 in the marine base facility.

In connection with our financing agreements with EBRD, we and our subsidiaries CRE and Balykshi, entered into a Mortgage Agreement with EBRD mortgaging this parcel of real property to secure the $18,600 EBRD loan.

We also own a small parcel of undeveloped land in village of Bautino. The land was purchased for investment purposes and the Company currently does not have any plans to develop the land.

We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.  Legal Proceedings

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2012, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  Mine Safety Disclosures

  None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2012 and 2011.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2012

Fourth quarter	$0.03	$0.02
Third quarter	$0.04	$0.02
Second quarter	$0.05	$0.02
First quarter	$0.12	$0.07
Fiscal year ended September 30, 2011

Fourth quarter	$0.11	$0.08
Third quarter	$0.16	$0.08
Second quarter	$0.195	$0.12
First quarter	$0.201	$0.085

Holders

As of December 19, 2012 we had 199 shareholders of record holding 52,657,574 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended September 30, 2012.  Pursuant to the terms of Mr. Kotov’s employment agreement with the Company, each year on the anniversary date of his employment agreement (August 2) he is entitled to a grant of restricted common stock equal to 0.85% of the then outstanding common stock of the Company.  Except upon the occurrence of certain events, as detailed in his employment agreement, as discussed in greater detail in Item 11 – Executive Compensation of this report each grant vests over a period of three years with initial vesting commencing one year from the date the frant was due.

On August 2, 2012 Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares of our common stock. The shares representing this grant to Mr. Kotov have not yet been issued.  We anticipate they will be issued during fiscal 2013.   All unvested shares will be held in escrow by us for release in accordance with the vesting schedule.  Mr. Kotov has the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to vesting.   Vesting of the shares is also contingent upon Mr. Kotov’s continued employment with the Company on the respective vesting dates.

The restricted stock grant will be made without registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser purchased any of our equity securities during the year ended September 30, 2012.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2012 and 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Except for share and per share amounts, all dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2012 Summary

During the 2012 fiscal year, total revenues decreased significantly mostly due to the fact we generally completed our major vessel charter contract with Saipem.  Geophysical revenues were also down as the difficult credit situation in Kazakhstan continues to inhibit seismic financing. We do not anticipate demand for our services to grow significantly in fiscal 2013 as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.  Additionally, we are working to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea.

For the year ended September 30, 2012 we experienced a 49% decrease in total revenue as compared to the year ended September 30, 2011.  Vessel revenues declined by 46% while geophysical service revenues decreased by 59%.  Marine base service revenue decreased by a modest 12%, but this segment is relatively insignificant.

29

During the year ended September 30, 2012 we realized a 32% decrease in total costs and operating expenses.  This reduction was largely the result of a 45% decrease in vessel operating costs and a 36% decrease in cost of geophysical service revenues, which is generally in line with corresponding decrease in revenues. Additionally, we realized a significant decrease in impairment loss during fiscal 2012.

As a result of the foregoing, our net loss attributable to Caspian Services, Inc. increased from $9,654, or $0.18 per share, during fiscal 2011 to $14,037, or $0.30 per share during fiscal 2012.

Results of Operations

Comparison of the fiscal year ended September 30, 2012 and September 30, 2011

In fiscal 2012 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For The Years Ended September 30,
	2012	2011	% change

VESSEL OPERATIONS
Operating Revenue	$ 17,688	$ 32,608	-46%
Pretax Operating Income/(Loss)	(1,077)	5,672	-119%

GEOPHYSICAL SERVICES
Operating Revenue	$ 6,310	$ 15,429	-59%
Pretax Operating Loss	(4,851)	(3,999)	21%

MARINE BASE SERVICES
Operating Revenue	$ 1,173	$ 1,269	-8%
Pretax Operating Loss	(8,065)	(8,870)	-9%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(2,798)	(2,247)	25%

Segment Revenues and Operating Expenses

Vessel Operations

During fiscal 2012 revenue from vessel operations decreased 46% to $17,688.   The completion of most projects with Saipem during the first fiscal quarter 2012 resulted in lower vessel utilization rates in comparison with the comparative period. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea.

During fiscal 2012 vessel operating costs of $10,309 were 45% lower than during fiscal 2011.  Decreased activity meant our loss from vessel operations during fiscal 2012 was $576 compared to income of $5,331 during fiscal 2011.

Some of our vessel operating costs are attributable to the vessels we operate under agreement with Acta Marine.  Pursuant to that agreement we pay a day rate to Acta Marine for the vessels they own, that we operate.  During fiscal 2011, six of the vessels in our fleet were owned by Acta Marine, this number declined to two as of the end of fiscal 2012. While our margins are smaller on the Acta Marine vessels, we are willing to operate these vessels at a reduced profit margin because it allows us access to additional shallow draft vessels when demand requires.

During fiscal 2012, 36% of vessel revenue came from Saipem in comparison to 61% during fiscal 2011.  We were able to engage most of our fleet during fiscal 2012 by expanding our operation to the Turkmenistan sector of the Caspian Sea.  Around 17% of our vessel revenues were generated by vessels chartered in Turkmenistan during fiscal 2012. Currently, we are also pursuing opportunities for contracts in the Russian sector of the Caspian Sea, and have registered a 100% subsidiary in Russia to explore the opportunities for our vessel business.  Generally, we do not anticipate significant increase in demand for our vessel operations in fiscal 2013.

Geophysical Services

Revenue from geophysical services fell 59% from $15,429 during fiscal 2011 to $6,310 during fiscal 2012. Both the volume of work performed and rates charged to customers decreased significantly.

We have significantly reduced our geophysical services variable operating and payroll costs as a result of the slowdown in our operating activity.  Compared to the same period last year, cost of geophysical services was 36% lower.  However, fuel and material prices increased significantly which limited our ability to reduce our costs in line with the reduction in revenue.  As a result, the net loss attributable to Caspian Services, Inc. from geophysical operations was $4,685 during fiscal 2012 compared to net loss attributable to Caspian Services, Inc. of $4,824 during fiscal 2011.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts.  We take legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized in a legal action.

We anticipate that fiscal 2013 will be flat for seismic work as the credit required by local Kazakh companies to finance these seismic projects remains elusive.  Our strategy for the upcoming year is to contain costs and to continue to target more large international clients.

Marine Base Services

Our marine base services revenues during fiscal 2012 were insufficient to cover our fixed costs, including depreciation.

Due to market conditions, at September 30, 2010 we concluded that there were indicators of impairment with respect to the marine base.  We performed a valuation of the base. As a result of this valuation we concluded the marine base was impaired by $11,328. During fiscal 2011 we recognized additional impairment of $322. During the fiscal 2012 the marine base dredging works of $1,397 were fully impaired as this cash outflow has already been incorporated in the initial impairment model during the fiscal 2010.

During fiscal 2010 when EBRD first asserted its claim that we were in violation of certain financial covenants of the financing agreements, we accrued interest expense of $3,644 to reflect our liabilities under the potential accelerated put option for the period from November 2008 to September 2010.  During fiscal 2011 we accrued $2,173 for the twelve months ended September 30, 2011.  Additional interest expense of $2,005 was recognized during the fiscal 2012.

In April 2011 we signed an agreement with an unrelated third party to sell our subsidiary, Bauta, through which we carried out our water desalinization and bottling operations.  The impairment loss of Bauta’s assets of $1,042 was recognized during fiscal 2011.

As a result of the foregoing events, during fiscal 2012 we realized a marine base services loss of $5,978 compared to a loss of $7,914 during fiscal 2011.

We do not expect significant demand for the marine base until the second phase of the Kashagan oil field development plan commences.  Current industry expectations are that the second phase will commence some time in 2018 or 2019.  Until Kashagan oil field development activity increases, we do not expect the marine base to be profitable.

Corporate Administration

Corporate administration refers to some local administration and the administration of our affairs in the United States.   During the fiscal year ended September 30, 2012, net loss from corporate administration was $2,798 compared to $2,247 with fiscal 2011. This increase is caused by decreased interest costs in connection with the restructuring of a portion of our outstanding loans during fourth fiscal quarter 2011.

Consolidated Results

Impairment Loss

During fiscal 2012 we recognized an impairment loss of $1,397 compared to an impairment loss of $4,603 during fiscal 2011. As noted in the Marine Base service analysis above the impairment loss for fiscal 2012 was caused by marine base dredging costs impaired.

At September 30, 2011 we concluded that there were indicators of impairment as it relates to the goodwill of our subsidiary KMG.  Accordingly, we performed a valuation of KMG assets which included discounted future cash flows from operations.  As a result of this valuation we concluded that KMG goodwill was impaired by $4,281.   We also recognized an additional impairment of $322 in connection with certain real estate during fiscal 2011.

General and Administrative Expenses

                General and administrative expense for fiscal year ended September 30, 2012 was $9,862, which is 10% less than the comparable prior period result. This decrease is mostly attributable to $600 decrease in consulting services related to the restructuring process.  However, general and administrative expenses were 28% of total costs and operating expenses during fiscal 2012 compared to 21% during fiscal 2011. This was the result of the fact that operating costs decreased significantly during fiscal 2012 as a result of decreased operations while general and administrative expenses are more fixed in nature and do not fluctuate as directly with our level of operations.  As we have spent much of the last two fiscal years working to reduce our general and administrative expenses, we anticipate our ability to further decrease general and administrative expenses in future periods will be limited.

Depreciation

Depreciation expense decreased by $382 or 5% to $7,148 during fiscal 2012 compared to fiscal 2011.  This decrease was caused by the fact that a number of our properties were fully depreciated in fiscal 2012.

Interest Expense

Interest expense during fiscal 2012 decreased to $6,706 or 14% compared to fiscal 2011.  This decrease was the result of restructuring a portion of our outstanding loans.

Exchange Loss

During fiscal 2012 we realized an exchange loss of $370 compared to an exchange gain of $111 during fiscal 2011.  This was caused mainly by a decline in the value of the Euro during fiscal 2012, while during fiscal 2011 the Euro increased.  It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower.  It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

Net other expenses decreased 7% to $6,822 during fiscal 2012 as decreased  interest expense of $1,127 was partially offset by increased exchange loss of $481 and decreased net other non-operating interest of $269.

Benefit from (provision for) income tax

During fiscal 2012 we had a benefit from income taxes of $839 compared to a provision of $1,438 during fiscal 2011.  This difference was caused by the fact that significant taxable losses were recognized during fiscal 2012 by TatArka and CSG LLP while we had taxable income during fiscal 2011.  Each entity is taxed separately in Kazakhstan.

            Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during fiscal 2012 we realized a net loss attributable to Caspian Services, Inc. of $14,037 or $0.30 per share on a basic and diluted basis.  By comparison, during fiscal 2011 we realized a net loss attributable to Caspian Services, Inc. of $9,654 or $0.18 per share on a basic and diluted basis.

Liquidity and Capital Resources

At September 30, 2012 we had cash on hand of $4,601 compared to cash on hand of $6,136 at September 30, 2011.  At September 30, 2012 total current liabilities exceeded total current assets by $60,273.  That was mainly due to the EBRD loan and put option and the Investor loans being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base. As of September 30, 2012 the outstanding loan balance and accrued interest of the EBRD Loan was $21,319.  The EBRD Loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property and bank accounts of Balykshi and CRE.

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

The put option also contains an acceleration right in the event: (i) any financial debt of Balykhsi in excess of $1,000 is not paid when due, or a default of any nature occurs and such financial debt becomes prematurely due and payable or is placed on demand; (ii) any party to the financing agreements (other than EBRD) fails to meet the obligations under of any of the financing agreements between Balykshi, the Company and EBRD; (iii) any actions are taken or proceeding instituted that would result in the Company’s bankruptcy, insolvency, reorganization or similar action, or the Company’s consenting to any such action or proceeding;  (iv) any representation or warranty made or confirmed by the Company or Balykshi is found to be false or misleading when made or confirmed.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return.

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base at the reasonable period of time.  During fiscal 2012 we contracted with a contractor to complete the dredging which was initially projected around $3,000. However, the project was only partially completed at a cost of around $1,500 and further dredging works are required.  If we do not complete the dredging in a reasonable period of time, we could be subject to certain penalties, including the possible cancelation of our permits and termination of operating activities at the marine base until the dredging works are completed.  The failure to provide the funding for or to complete dredging could result in an event of default and trigger EBRD’s acceleration rights under its loan and put option agreements.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the semi-annual repayment installments under the EBRD loan were due on November 20, 2011, May 20, 2012 and November 20, 2012.  Those payments were not made, which constitutes an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement.

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

We continue to work to restructure our outstanding financial obligations.  As discussed above in Item 1, subsequent to the fiscal year-end we agreed in principle to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to EBRD and Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  While the parties to the Term Sheet have agreed to the following terms in principle, there is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms set forth below, or at all.

The following amendments to our outstanding financing agreements with EBRD and Investor have been discussed:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD loan agreement (approximately $3,200) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of our then outstanding common stock.

•
The principal amount of the restructured EBRD Loan would remain unchanged ($18,600).  The interest rate of the restructured EBRD Loan would be LIBOR + 7% per annum.  The restructured EBRD Loan would be repaid semi-annually in 10 equal installments following the second anniversary of the execution of definitive restructured financing agreements.  CSI would continue to act as guarantor of the restructured EBRD Loan.

•	EBRD would have the right to nominate one member to the CSI board of directors. The affirmative vote of the EBRD-nominated director would be required to approve certain types of transactions.
•	We would work with EBRD toward a possible restructuring of the MOBY Loan.
•
The Non-negotiable Note in the principal amount of $10,800 , along with i) all outstanding overdue interest (approximately $35 at December 31, 2012), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $3,900) would be converted into Company common stock.  Following the restructuring, it is anticipated Investor would own approximately 65% -70% of the then outstanding common stock of the Company.

•
The balance of the outstanding overdue interest on the Consolidated Note would be treated as follows: $1,600 would be paid in cash by us to Investor and the balance would be converted into principal of the restructured Consolidated Note, which is anticipated to be in the principal amount of approximately $21,600.

•	The restructured Consolidated Note would no longer be convertible into our common stock and its repayment terms will be revised to align with the repayment terms of the restructured EBRD Loan.

Subsequent to the year-end we made an $800 cash payment to the Investor which was credited as a reduction of the interest due, as per Term Sheet noted above.

For reasons detailed above, our operating revenues continue to fall.  While we have made great efforts to correspondingly reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the North Caspian Sea to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In order to diversify our operations during fiscal 2012 we were able to enter Turkmenistan market; after the year end we set up a subsidiary in Russia to enter its market. Unless we are able to exploit new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our financial obligations to EBRD and Investor, increase our revenues and improve our operating results to a level that will allow us to service our financial obligations and/or to attract other significant sources of funding.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2012 and 2011:

	For the fiscal years ended September 30,
	2012	2011

Net cash provided by operating activities	$1,263	$9,472
Net cash used in investing activities	(1,789)	(2,509)
Net cash used in financing activities	(2,000)	(6,734)
Effect of exchange rate changes on cash	991	200

Net change in cash	$(1,535)	$429

Net cash flow from operations for fiscal 2012 was positive, as a result of cash inflow from our customers of $6,655, which was partially off-set by the decrease in accounts payable of $2,510 and the decrease in tax payable of $993.

Net cash used in investing activities for fiscal 2012 mostly represents payments for geophysical machinery and equipment.

Net cash used in financing activities for fiscal 2012 represents the repayment to the Investor of part of the restructured loan.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 years

Loans from Investor	$ 38,295	$ 38,295	$ -	$ -	$ -
Loans from EBRD	21,319	21,319	-	-	-
Accelerated put option liability	17,822	17,822	-	-	-
Operating leases - vessels	521	521	-	-	-
Operating leases - other than vessels	366	366	-	-	-
Total	$78,323	$ 78,323	$ -	$ -	$ -

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,866, including interest, at September 30, 2012.

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

As of September 30, 2012 and 2011 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan.

As discussed in more detail above, subsequent to the fiscal year-end we entered into a non-binding Term Sheet with EBRD and the Investor setting forth the terms of a restructuring of our financial obligations to EBRD and the Investor, including the possibility of restructuring the MOBY Loan.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above. Due to the fact that EBRD verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $17,822.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2012 we concluded that there were indicators of impairment as it relates to the marine base. We performed a valuation of the base which included discounted future cash flows from operations and discounted cash flows from the sale of partial ownership interest in the entity. We utilized both a market and income approach when deriving this value. Information was obtained from the most current data available related to the entity. As a result of this valuation we concluded the marine base was impaired by $1,397 during fiscal 2012.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this assessment, our management concluded that as of September 30, 2012, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Indira Kaliyeva returned from maternity leave to reassume her position as a Company Vice President and Chief Financial Officer on November 15, 2012.  Andrey Yuryev, who served as interim Chief Financial Officer, during the time Ms. Kaliyeva was on maternity leave has returned to his position as the Company’s Financial Reporting Manager.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth, as of January 10, 2013, our directors, executive officers and significant employees, their ages, and all offices and positions they hold.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Officer Since
Mirgali Kunayev	55	Chairman of the Board of Directors	2002
Kerry Doyle	65	Director	2010
Valery Tolkachev	45	Director	2005
Jeffrey Brimhall	32	Director	2010
Alexey Kotov	35	Director, Chief Executive Officer and President	2009	2010
Indira Kaliyeva	39	Vice President and Chief Financial Officer		2010
Arran Watson	40	General Manager of Marine Operations		2010
Yuriy Vasilenko	57	General Manager of Geophysical Services		2010
Robert Jobling	60	Equipment and Engineering Manager		2001

The above individuals serve as our directors, executive officers and significant employees.  A brief description of their background and business experience follows:

Directors

Dr. Mirgali Kunayev, Chairman of the Board of Directors.  Dr. Kunayev has served as the Chairman of the Company’s board of directors since the Company acquired Caspian Services Group Limited (“CSGL”) in 2002.  From 2002 to 2005 he also served as the Company’s Chief Executive Officer and President.  From 2000 to 2002 Dr. Kunayev served as a Vice President of CGGL.   From 1998 to 2000 Dr. Kunayev was the President of OJSC Kazakhstancaspishelf.  During that time he worked collaboratively on the projects for Kazakhstan’s national oil company –KazakhOil, with major international geophysical companies.  As the Chairman of the Company’s board of directors, Dr. Kunayev has concentrated on developing the geophysical operations of the Company and leading its strategic initiatives.  A graduate of the Geophysics Department of Kazakhstan National Politech University, Dr. Kunayev earned his Doctoral (Ph.D) credentials in January of 2002 under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.  He has been an associate academician of the Russian Academy of Natural Science since April of 2006.  Dr. Kunayev is not currently, nor has he in the past five years been, a director or nominee in any other SEC registrant or registered investment company.  The board considered Dr. Kunayev’s detailed understanding of the Company’s operations and strategic goals, his educational and professional expertise in geophysical services, as well as his extensive experience and reputation in the industry in connection with his appointment and ongoing service on the board.

Kerry Doyle, Director.  Mr. Doyle served as the Chief Executive Officer and President of the Company from November 2008 to August 2010.  From 2004 to November 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian. As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for day-to-day operations, particularly the development and growth of its seismic data acquisition activities. From 2003-2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000-2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years of experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Doyle’s experience and understanding of the Company’s operations and strategic goals and his professional experience and his connections in the industry in determining that Mr. Doyle should serve as a director of the Company.

Valery Tolkachev, Director.  Since June 2011 Mr. Tolkachev has served as the First Deputy Chairman of the Managing Board of Taurus Bank.  From 2009 to May 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a MaxWellBank), including Chairman of the Managing Board, President, member of the board of directors and Chairman of the Credit Committee. From August 2008 to March 2009, Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCreditAton, former ATON Broker.)  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev became a Company director in 2005.  Mr. Tolkachev also serves as a director of BMB Munai, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as a Financial Reporting Supervisor for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall is responsible for preparing financial statements and performing variance analysis to present to management and the board of directors. He also assists in the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall has been with Resolute Energy since December 2009. From March 2010 to December 2010 Mr. Brimhall served as the CFO, Secretary, Treasurer and as a director of Geo Point Technologies, Inc. In December 2010 Mr. Brimhall resigned as CFO for the company.  Since June 2012 Mr. Brimhall has also served as the Secretary and a director of Geo Point Resources, Inc. Geo Point Technologies, Inc. and Geo Point Resources, Inc. are SEC reporting issuers. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor. In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Brimhall’s experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience in concluding that he should serve on the Company’s board of directors.

Executive Officers

Alexey Kotov, Director, Chief Executive Officer and President.  Mr. Kotov has been with the Company since January 2003. From January 2003 to September 2007 Mr. Kotov served as in-house legal counsel to CSGL. As such, Mr. Kotov performed general corporate and operational legal assignments in the Republic of Kazakhstan. Mr. Kotov was also responsible for supervising the work of a staff of legal personnel assigned to various Company subsidiaries. From October 2007 to August 2010 Mr. Kotov served as General Counsel for Kazakhstan, Corporate Secretary and Treasurer of Caspian Services, Inc.  Mr. Kotov graduated from Kazak State Law University in July 1998 and qualified as an Attorney the same year. Mr. Kotov is an admitted attorney in the Republic of Kazakhstan and is licensed as a Foreign Legal Consultant in the State of Utah. He earned a Masters of Business Administration from Loyola University of Chicago, Graduate School of Business in March 2001 and an LL.M, Master of Law degree from The George Washington University Law School in May 2002. Mr. Kotov also earned a Post Graduate Diploma in Maritime Law from London Metropolitan University, Lloyds Marine Academy in February 2007.  Mr. Kotov is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board took into consideration Mr. Kotov’s in-depth knowledge of the Company’s operations, his educational background and his legal experience and expertise in determining that he was qualified to serve on the Company’s board of directors.

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

Arran Watson, General Manager of Marine Operations. Mr. Watson joined the Company in 2008. Prior to his appointment he was engaged as the Managing Director of Geo-Systems International, a company involved in surveying, monitoring and planning of large infrastructure and energy projects in South East Asia. From 2005 to 2007 Mr. Watson was engaged by H.J. Heinz Company to work alongside local partners throughout China on planning and implementation of large-scale agricultural production and traceability projects. Previous to this, he worked with numerous companies, governments and agencies in environmental and logistics management in a number of South East Asian countries. These engagements were concentrated in the energy, planning, and mining sectors. Mr. Watson graduated in 1994 from University of Sheffield with a Dual Honours Degree in Environmental Science and Microbiology.

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

Significant Employees

Robert Jobling, Equipment and Engineering Manager.  Mr. Jobling has been with the Company as its Equipment and Engineering Manager since 2001.  In this position, Mr. Jobling is responsible for the technical operation of our vessel fleet, monitoring the fleet’s performance and ensuring the vessels maintain Class and IMO standards.  He is also responsible for ensuring that safety and quality management systems are fully implemented.  From 1968 to 1973 Mr. Jobling attended Darlington Technical College for Marine Engineer Faculty of Mechanical Engineering.  He earned City and Guilds Certificates 1, 2 and 3 in Mechanical Engineering and Royal Society of Arts Examination Board and achieved the Certificate of Professional Competence.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy, insolvency or receivership proceedings against the individual or any corporation or partnership in  which such individual was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during fiscal 2012, all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our principal executive, financial and accounting officers and persons performing similar duties.  The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations.  It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code.  A copy of our Code of Ethics has been posted on our website and may be viewed at http://www.caspianservicesinc.com.  A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 2319 Foothill Boulevard, Suite 160, Salt Lake City, Utah.

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors selects, reviews and oversees the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

While we do not currently have a standing audit committee, our board of directors believes that were it to establish an audit committee, Mr. Brimhall would qualify as an “audit committee financial expert” under the rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002.

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

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate’s knowledge, expertise, skill and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company.  We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

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

Board Leadership Structure and Role in Risk Oversight

We do not have a policy regarding the separation or combination of the roles of the Chairman and CEO and believe that the separation or combination of these offices is a matter for discussion and determination by the board. The board believes that it should be able to select the Chairman of the board based on the criteria that the board deems to be in the best interest of the Company and its stockholders.

Currently we have separate individuals serving as Chairman of the board of directors and as CEO and President. Alexey Kotov, our CEO and President, is responsible for setting the strategic direction of the Company and managing the leadership and performance of the Company.  Mirgali Kunayev, the Chairman of our board of directors, provides guidance to the CEO and President, sets the agenda for meetings of the board and presides over meetings of the board.  At this time, the board believes this structure strengthens the role of the board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the management direction of the Company.

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

Name and Principal		Salary (1)	Bonus	Stock awards (2)	All other compensation (3)	Total
Position	Year	($)	($)	($)	($)	($)

Alexey Kotov	2012	167,000	100,741	13,428(4)	134,006	401,747
CEO & President	2011	167,000	135,760	48,820(4)	195,185	497,945

Indira Kalieva	2012	85,000	30,000	-	47,925	162,926
Vice President & CFO	2011	120,000	-	-	51,556	171,556

Arran Watson	2012	168,000	-	-	123,288	291,288
General Manager of Marine	2011	168,000	66,890	-	206,891	441,781
Operations

Mirgali Kunayev	2012	250,000	-	-	92,243	342,243
Chairman of the Board of	2011	250,000	-	-	113,631	363,631
Directors & Consultant

Robert Jobling	2012	180,000	90,000	-	101,466	371,466
Equipment and Engineering	2011	180,000	-	-	137,377	317,377
Manager

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2)
For details regarding the assumptions made in the valuation of stock awards, please see subheading “Stock-based Compensation Plan” of “Note 9 – Stockholders’ Equity” of the Notes to the Consolidated Financial Statements included in this report.

(3)	For a breakdown of the compensation components included in “All other compensation” please see the “All Other Compensation” table below.
(4)
Pursuant to the terms of his employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010) Mr. Kotov is entitled to receive a restricted stock grant equal to 0.85% of the then outstanding current stock of the Company.  These restricted stock grants vest over a period of three years with initial vesting occurring one year from the date the grant becomes due.  The restricted stock grant for fiscal 2011 totaled 443,817 shares.  These shares were valued at $0.11 per share, the closing price of the Company’s common stock on August 2, 2011.  The restricted stock grant for fiscal 2012 totaled 447,589.  These shares, however, have not yet been issued to Mr. Kotov.  We anticipate the grant will be issued sometime during fiscal 2013.  These shares were valued at $0.03 per share, which was the closing price of the Company’s common stock on August 2, 2012.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All other compensation” column of the “Summary Compensation Table” above.

Name	Unused Vacation	Income Tax	Social Tax	Health Insurance	Pension Fund	Housing Allowance	Educational Assistance	Vehicle Allowance	TOTAL

Alexey Kotov	-	101,773	1,868	13,629	1,742	-	-	14,994	134,006
Indira Kalieva	-	14,254	15,273	4,029	7,957	-	-	6,413	47,925
Arran Watson	-	30,986	34,084	6,493	-	3,799	34,400	13,526	123,288
Mirgali Kunayev	20,779	30,844	8,015	8,886	10,353	-	-	13,366	92,243
Robert Jobling	-	33,740	36,576	10,825	10,353	-	-	9,972	101,466

Employment Agreements

We maintain employment agreements with our named executive officers.  As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers.  The principal factor in determining initial base salary is the negotiation process between the Company and the named executive officer.  The board of directors also takes into consideration the individual’s past performance, experience and expertise, Company need, and local market and labor conditions.

Under the terms of our employment agreements base salaries of our named executive officers, together with other components of compensation, may be evaluated by our board of directors for adjustment.  Base salary may be increased from time to time with the approval of the board of directors.  Base salary may not be decreased without the written consent of the named executive officer.

Given the Company’s financial situation throughout fiscal 2011 and 2012, our CEO recommended and our board of directors elected to rely upon other components of compensation to motivate and reward named executive officers for significant contributions to the Company.  We anticipate the board will continue this practice; however, nothing precludes the board of directors from re-evaluating base salaries for possible increases during fiscal 2013.

Bonuses

During fiscal 2012 our board of directors relied principally on discretionary bonuses as the primary method for motivating and rewarding our named executive officers.  These bonuses were completely discretionary and subjectively determined by our board of directors at the time they are awarded.  They were not based on any pre-established, performance-based criteria and the Company was under no obligation to award cash bonuses.

During fiscal 2012 the board of directors awarded a cash bonus to Mr. Kotov of $100,741 in recognition of his ongoing efforts to restructure our debt obligations.

In addition to the discretionary bonus paid to Mr. Kotov, we paid discretionary loyalty bonuses to Ms. Kaliyeva for completion of five years of service with the Company in the amount of $30,000 and to Mr. Jobling for completion of ten years of service with the Company in the amount of $90,000.

Equity incentive awards

The employment agreements of each named executive officer allow for discretionary equity incentive awards at the discretion of and upon terms set by the board of directors.  Mr. Kotov’s employment agreement also provides for an annual restricted stock grant equal to 0.85% of the Company’s total shares issued and outstanding annually for the duration of the term of his employment agreement.  Each restricted stock grant will vest equally over a period of three years with initial vesting beginning one year from the date the grant became due.  However, all shares vest immediately upon the occurrence of certain events, such as a change of control, as set forth in his employment agreement.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 443,817 shares on August 2, 2011 (the anniversary of the effective date of his employment agreement (August 2, 2010)).  On August 2, 2012 he became entitled to a restricted stock grant in the amount of 447,589 shares.  These shares have not yet been issued.  We anticipate they will be issued to Mr. Kotov sometime during fiscal 2013.

Benefits and other compensation

Under the terms of their employment agreements, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

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

Dr. Kunayev’s employment agreement also provides that the Company will lease an executive class vehicle for him and will provide him with, or reimburse him for the expense of employing:  a) a personal assistant; b) an executive secretary; c) a dedicated vehicle driver; d) maintaining a security protocol in Kazakhstan; and e) covering such other administrative and logistical expenses as may be required to discharge his duties in an amount not to exceed $120,000 annually.  We also reimburse Dr. Kunayev for all reasonable expenses incurred by him in the course of performing his duties as Chairman.

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

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2012 we were required to make pension fund payments for Dr. Kunayev, Ms. Kaliyeva and Mr. Jobling.  We are required to make pension fund payments only for employees who are permanent residents of the Republic of Kazakhstan, which excluded Mr. Kotov and Mr. Watson.  We do not have any other liabilities related to any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities for any of our named executive officers.  We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Termination of Employment Agreements

The employment agreements of  Mr. Kotov, Ms. Kaliyeva, Mr. Watson and Mr. Jobling provide that they may be terminated: i) involuntarily;  ii)  for cause; or  iii) voluntarily.

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

The employment agreements of Mr. Kotov, Mr. Watson and Mr. Jobling also provide for termination in the event of a change in control of the Company.  For purposes of the employment agreements, “change in control” means:  (i) an acquisition by any person or group wherein that person or group end up beneficially owning 50% or more of our outstanding common stock or 50% or more of the combined voting power of the Company; or the approval of our shareholders of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction.  Mr. Kotov’s employment agreement also provides that a change of control may be deemed to occur if the Company or any of its major subsidiaries sells 40% or more of its assets.

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

If, as the result of a change in control of the Company, as defined in the employment agreement, there is: a) an involuntary termination of Dr. Kunayev’s employment; b) a reduction in his title, responsibilities or authority; c) the assignment of duties inconsistent with his office; d) a reduction in his annual base salary; e) a termination in his participation in an incentive compensation plan; f) a failure to provide him with benefits at least as favorable as those he enjoyed prior to the change in control; g) a material breach of the employment agreement by the Company; or h) a failure by the Company or the board to recommend Dr. Kunayev to the board or failure by the board to elect Dr. Kunayev as its Chairman, then within 90 days of such event, Dr. Kunayev may, at his option, resign his position with the Company.  In the event of such resignation, Dr. Kunayev shall be entitled to receive a lump-sum cash payment in an amount equal to two times his annual base salary then in effect and the Company will be required to provide him and his eligible dependents with health insurance benefits for a period of three years following such resignation.

Absent a change in control, in the event Dr. Kunayev’s employment is terminated by the Company other than for cause, disability or “good reason”, as defined in his employment agreement, Dr. Kunayev shall be entitled to a lump sum cash payment equal to one times his annual base salary then in effect and medical benefits for a period of two years from the date of termination.

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

Potential Payments upon Termination or Change in Control

The employment agreements of certain named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2012.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Alexey Kotov	For cause(1)	$0	$0
	Resignation except for good reason(2)	$0	$0
	Disability(3)	$110,000	$0
	Other termination(4)	$185,000	$26,684
	Change in control(5)	$404,000	$26,684

Indira Kaliyeva	For cause(1)	$0	$0
	Resignation except for good reason (6)	$0	$0
	Disability(3)	$71,500	$0
	Voluntary or involuntary termination(7)	$96,000	$0

Arran Watson	For cause(1)	$0	$0
	Resignation, except for voluntary termination(8)	$0	$0
	Voluntary or involuntary termination(9)	$28,000	$0
	Change in control(10)	$28,000	$0

Mirgali Kunayev	Voluntary termination, retirement, failure to be re-elected, failure to be appointed Chairman, resignation or removal as a director	$0	$0
	For cause(1)	$0	$0
	Termination other than for cause, disability or by Dr. Kunayev for good reason(11)	$264,900	$0
	Change in control(12)	$522,350	$0

Robert Jobling	For cause(1)	$0	$0
	Resignation, except for voluntary termination(8)	$0	$0
	Voluntary or involuntary termination(9) (13)	$30,000	$0
	Change in control(10) (13)	$30,000	$0

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
(2)	If Mr. Kotov resigns, except for good reason as detailed in his employment agreement, he will not be eligible for termination compensation and benefits.
(3)
In the event employment is terminated due to disability, the Company is required to pay base salary for the calendar month in which his termination is effective and for the lesser of i) six consecutive months thereafter, or ii) the period until disability insurance benefits commence.

(4)
If Mr. Kotov’s employment is terminated for any reason other than for cause, by resignation for good reason or due to a change in control, the Company must continue to pay Mr. Kotov’s base salary, incentive compensation and bonuses, benefits and stock vesting in accordance with the terms of his employment agreement for a period of the greater of (i) a ten consecutive months or (ii) until the end of the term of his employment agreement (August 2, 2013).

(5)
If Mr. Kotov’s employment is terminated by reason of a change in control of the Company, Mr. Kotov would be entitled to a lump sum payment on the date of termination equal to the total of his one time annual salary and the total base salary due Mr. Kotov for the remainder of the Term of his employment agreement and all unvested restricted stock grants held by or due to Mr. Kotov would vest.  The value of the equity awards was calculated based on a per share price of $0.03, the closing price of our common stock on September 30, 2012.

(6)	If Ms. Kaliyeva resigns, except for good reason as detailed in his employment agreement, she will not be eligible for termination compensation and benefits.
(7)
If Ms. Kaliyeva’s employment is terminated for any reason other than for cause of by resignation, for the greater of (i) a three consecutive month period or (ii) the period until the end of the Term of her employment agreement (June 2, 2013), the Company must pay Ms. Kaliyeva’s base salary and benefits.

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

(13)
Mr. Jobling is eligible to continue to participate in stock option grants for the shorter of i) the six month period following his date of termination or ii) the date he commences employment with another employer.  Except in the event of termination for cause or in certain resignation circumstances, all outstanding restricted stock grants and options held by Mr. Jobling on the date of termination will continue to vest in accordance with the applicable vesting schedule for the shorter of i) a period of six months following the date of termination or ii) the date he commences employment with another employer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2012.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Alexey Kotov	100,000	-	-	3.00	08/01/2015
Mirgali Kunayev	110,000	-	-	3.00	08/01/2015

The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2012.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Alexey Kotov	-	-	889,451(1)	26,684(2)

(1)
These shares will vest over a period of three years on the anniversary date of Mr. Kotov’s employment agreement, as follows: August 2, 2013, 443,119 shares; August 2, 2014 297,135 shares; and August 2, 2015, 149,197 shares.  The stock granted is subject to a six-month holding period during which the shares may not be sold.

(2)	The market value of the unearned shares was calculated based on the closing price of the Company’s common stock on September 30, 2012, which was $0.03 per share.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore, Dr. Kunayev and Mr. Kotov did not receive additional compensation for their service on our board of directors.

Director Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $30,000 stipend per year, plus travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors, nor did we award any equity compensation to any of our non-employee directors during fiscal 2012.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors during fiscal 2012.

	Fees
	earned or
	paid in
Name	cash	Total
	($)	($)

Kerry Doyle	30,000	30,000

Valery Tolkachev	30,000	30,000

Jeffrey Brinhall	30,000	30,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 31, 2012 a total of 52,657,574 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, we own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Bakhytbek Baiseitov	373,202,100(2)	87.6
	291/21 Dostyk Ave
	Almaty, Kazakhstan 050020

Common	Firebird Management LLC(3)	6,958,331	13.2
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.3
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

(1)
This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights, options and/or warrants.

(2)
These shares are not currently issued or outstanding.  On September 30, 2011, in connection with ongoing efforts to finalize and close the Loan Restructuring Agreement, the Company issued to Baiseitov two promissory notes: i) the Non-Negotiable Note in the principal amount of $10,800; and ii) the Consolidated Note in the principal amount of $24,446.

The Non-Negotiable Note provides that it shall be repaid through the issuance of Company common stock to Baiseitov at any time upon his demand.  The price per share for principal and interest shall be $0.12 per share.  Interest accrues on the Non-Negotiable Note at a rate per annum equal to 0.26%.  If the issuance of common stock to repay the Non-Negotiable Note has not occurred by September 30, 2014, the Company shall make payment in full of the principal and interest in cash.  Assuming Baiseitov could have converted the full principal and accrued interest due under the Non-Negotiable Note as of December 31, 2012, he would have been issued approximately 90,292,000 common shares.
The Consolidated Note provides that following the increase in the authorized common stock of the Company to 500,000,000 common shares, as contemplated in the Loan Restructuring Agreement, Baiseitov will have the right at any time following a five-day written notice to convert all or any portion of the principal amount of the Consolidated Note and any accrued but unpaid interest into common stock.  The conversion price per shares is $0.10.  The Consolidated Note accrues interest at a basic interest rate of 12% per annum, which shall be paid semi-annually in arrears on each six-month anniversary of the issuance date.  Assuming Baiseitov could have converted the full principal and accrued interest due under the Consolidated Note as of December 31, 2012, he would have been issued approximately 282,910,100 common shares.
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

Security Ownership of Management

The following table sets forth as of  December 31, 2012 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

Type of Security	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Alexey Kotov(2) (3)(4)	1,461,123	2.7
Common	Indira Kaliyeva(2)	15,000	*
Common	Arran Watson(2)	0	*
Common	Robert Jobling(2)	188,667	*
Common	Mirgali Kunayev(2) (3) (5)	13,275,177	25.2
Common	Jeffrey Brimhall(3)	0	*
Common	Kerry Doyle(3) (5)	0	*
Common	Valery Tolkachev(3) (6)	25,000	*
Directors, Nominees and Named Executive Officers
as a Group: (8 persons)		14,964,967	28.1

*	IfLess than 1%.
(1)	This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding options and/or warrants.
(2)	Mr. Kotov, Ms. Kaliyeva, Mr. Watson, Mr. Jobling and Dr. Kunayev were named executive officers of the Company as of its most recently completed fiscal year end.
(3)	Dr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(4)
Mr. Kotov holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015. Pursuant to the terms of  Mr. Kotov’s employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010), he is entitled to receive a restricted stock grant equal to 0.85% of the then total number of shares outstanding.  On August 2, 2012 Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares.  This restricted stock grant has not yet been made.  We anticipate the grant will be made some time during fiscal 2013.    Each grant vests equally over a period of three years, with the initial vesting occurring on year from the date the grant was due.  After deducting the option discussed above, of the 1,361,123 shares, 471,672 shares have vested.  Except upon the occurrence of certain events, as detailed in Item 11 – Executive Compensation, above, the remaining 889,451 shares shall vest to Mr. Kotov over the next three years on August 2nd of each year, the anniversary of the effective date of his employment agreement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 10, 2013 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	n/a	2,368,347
Total	800,000	$3.00	2,368,347

Our board of directors adopted and our shareholders approved the EMPS Corporation 2002 Stock Option Plan (the “2002 Plan”) allowing us to offer key employees, officers, directors, consultants and advisors, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

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

In April 2008 our board of directors adopted the Caspian Services, Inc. 2008 Equity Incentive Plan (“2008 Plan”).  The goal of the 2008 Plan is designed to enhance the interests of the Company and its shareholders.  The 2008 Plan encourages officers, directors and key employees, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its equity securities.  There are 5,000,000 shares available for issuance pursuant to the 2008 Plan.  The 2008 Plan provides for the granting of common stock, incentive stock options, options which do not constitute incentive stock options, or any combination of the foregoing.

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

In 2010 we awarded restricted stock grants totaling 817,950 shares under the 2008 Plan to certain Company employees in connection with their employment agreements.  During fiscal 2010 and 2011, 127,734 shares of non-vested restricted stock grants were forfeited to the Company in connection with the severance provisions of the employment agreements of two former officers of the Company.

Pursuant to the terms of Mr. Kotov’s employment agreement, during the term thereof, Mr. Kotov is entitled to receive, on an annual basis, a stock grant equal to 0.85% of the total outstanding common stock of the Company on the anniversary of the effective date of his employment agreement (August 2, 2010).  On August 2, 2011 Mr. Kotov became entitled to receive a restricted stock grant of 443,817 shares.  These shares were issued in January 2012.  These shares will vest to Mr. Kotov equally over a period of three years with the initial vesting occurring on August 2, 2012 (the anniversary of the effective date of his employment agreement.)

On August 2, 2012 Mr. Kotov became entitled to receive a restricted stock grant of  447,589 shares.  This grant has not yet been made.  We expect the shares to be granted some time during fiscal 2013.  These shares will vest to Mr. Kotov equally over a period of three years commencing on August 2, 2013.

Changes in Control

As discussed above, in connection with ongoing efforts to finalize and close the Loan Restructuring Agreement with the Investor, on September 30, 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note, and the Consolidated Note.  If the Investor had demanded repayment of the principal and accrued interest of the Non-Negotiable Note as of December 31, 2012, we would have been required to issue approximately 90,292,000 shares to Mr. Baiseitov.  The issuance of shares to retire the Non-Negotiable Note would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Similarly, assuming we had increased our authorized common shares to 500,000,000 as contemplated by the Loan Restructuring Agreement and assuming Mr. Baiseitov had determined to convert the full principal and accrued but unpaid interest owed under the Consolidated Note at December 31, 2011, we would have been required to issue approximately 282,910,100 shares to Mr. Baiseitov.  The election by Mr. Baiseitov to convert the Consolidated Note to shares of the Company would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

As discussed in greater detail under the heading “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 35 of this report and Note 8 – Notes Payable of our Consolidated Financial Statements included with this report, subsequent to the fiscal year-end we agreed in principle with EBRD and Investor to a non-binding Term Sheet regarding a potential restructuring of our financing obligations with those parties.  If we are successful in negotiating, obtaining required approvals for and concluding definitive restructured financing agreements we have discussed a restructuring that would result in EBRD being issued Company common stock equaling approximately a  19% equity interest in the Company and Investor being issued Company common stock equaling approximately a 65% to 70% interest in the Company in satisfaction of the outstanding interest owed under the EBRD Loan and cancelation of EBRD’s put option and in partial satisfaction of the debt obligations owed to Investor and cancelation of his right to convert the balance of his outstanding debt to Company common share.

The Term Sheet is not legally binding.  There is no guarantee the parties will be successful in negotiating, obtaining required approvals for or concluding definitive restructured financing agreements on the terms discussed herein, or at all.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal 2012 and 2011 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120 or 1% of our average total assets at September 30, 2012 and 2011 in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2012 and 2011, and is expected to serve in that capacity for the 2013 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the twelve months ended September 30, 2012 and September 30, 2011, are summarized as follows:

	Fiscal 2012	Fiscal 2011

Audit	$238	$282
Tax	34	20
Total	$272	$302

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

Tax Fees.  Tax fees were for professional services related to tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2012 and 2011.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated January 14, 2013

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Operations for the years ended September 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation dated July 21, 2005(3)
3.4	Bylaws of Caspian Services, Inc. (As Amended through June 19, 2008)(6)
3.5	Bylaws of Caspian Services, Inc. (As Amended through September 30, 2011)(17)
4.1	Caspian Services, Inc. 2008 Equity Incentive Plan(12)+
4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011(18)
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011(18)
10.1	Loan Agreement, dated December 21, 2006, between Balykshi LLP and European Bank for Reconstruction and Development(4)

10.2	First Amendment to Loan Agreement, dated June 20, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.3	Investment Agreement, dated June 28, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.4	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(7)+
10.5	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(8)
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

10.8	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(10)+
10.9	Second Amendment to Loan Agreement, dated October 22, 2009, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.10	Amendment Deed to Deed of Financial Performance Guarantee, dated October 22, 2009, between Balykshi LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(11)
10.11	Employment Agreement, dated May 31, 2010, between Caspian Services, Inc. and Indira Kaliyeva(13)+
10.12	Employment Agreement, dated August 2, 2010, between Caspian Services, Inc. and Alexey Kotov(14)+
10.13	Shareholders Agreement, dated August 6, 2008, among Caspian Real Estate Limited, Caspian Services, Inc., Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.14	Deed of Financial and Performance Guarantee, dated August 6, 2008, among Balykshy L.L.P. and Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.15	Share Retention Deed, dated October 3, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.16	Subordination Deed, dated August 6, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.17	Deed of Assignment of Contracts, dated August 5, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.18	Deed of Assignment of Insurances, dated September 12, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
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

10.29	Employment Agreement, dated August 29, 2008, between Arran Watson and Caspian Services, Inc.(15)+
10.30	Loan Consolidation and Restructuring Agreement by and among Caspian Services, Inc. and Bakhytbek Baiseitov, dated as of July 31, 2011(16)
10.31	Addendum No. 1 to the Employment Agreement dated 29th August 2008 between Caspian Services and Arran Watson(18)+
10.32	Revised Employment Agreement, dated 1st December 2007, between Caspian Services, Inc. and Robert Jobling(18)+
10.33	Addendum #2 to the Employment Agreement of Robert Jobling, dated August 1, 2009, between Caspian Services, Inc. and Robert Jobling(18)+
14.1	Code of Ethics(2)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Exhibit Description

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed herewith.
+  Indicates management contract, compensatory plan or arrangement of the Company.
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
(14)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
(15)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2011.
(16)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2011.
(17)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011.
(18)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 14, 2013	/s/ Alexey Kotov
Name: Alexey Kotov
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 14, 2013	/s/ Alexey Kotov
Alexey Kotov Chief Executive Officer and Director

Date:	January 14, 2013	/s/ Indira Kaliyeva
Indira Kaliyeva Chief Financial Officer

Date:	January 14, 2013	/s/ Mirgali Kunayev
Mirgali Kunayev
Chairman of the Board of Directors

/s/ Jeffrey Brimhall
Date:	January 14, 2013	Jeffrey Brimhall Director

/s/ Kerry Doyle
Date:	January 14, 2013	Kerry Doyle Director

/s/ Valery Tolkachev
Date:	January 14, 2013	Valery Tolkachev Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011	F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2012 and 2011	F-3

Consolidated Statements of Equity for the Years Ended
September 30, 2011 and 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 8, a Company creditor has indicated that it believes the Company may be in violation of certain covenants of certain substantial financing agreements. The financing agreements have acceleration right features that, in the event of default, allow for the loan and accrued interest to become immediately due and payable.  As a result of this uncertainty, the Company has included the note payable and all accrued interest as current liabilities at September 30, 2012.  At September 30, 2012, the Company had negative working capital of approximately $60,273,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 15, 2013

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	As of September 30,
	2012	2011
ASSETS
Current Assets
Cash	$4,601	$6,136
Trade accounts receivable, net of allowance of $1,578 and $2,915, respectively	7,122	13,899
Trade accounts receivable from related parties, net of allowance of $3,254 and $3,326, respectively	995	2,674
Other receivables, net of allowance of $0 and $18, respectively	461	943
Inventories	1,900	1,845
Inventories held for sale, net of allowance of $1,592 and $1,809, respectively	854	905
Prepaid taxes	2,173	1,832
Advances paid	789	647
Deferred tax assets	1,896	1,621
Prepaid expenses and other current assets	826	1,284
Total Current Assets	21,617	31,786
Vessels, equipment and property, net	58,928	66,063
Drydocking costs, net	12	258
Goodwill	229	232
Intangible assets, net	100	148
Long-term prepaid taxes	5,433	5,352
Investments	13	14
Long-term other receivables, net of current portion	1,144	1,206
Total Assets	$87,476	$105,059

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,384	$4,923
Accounts payable to related parties	-	16
Accrued expenses	761	1,460
Taxes payable	1,303	2,317
Deferred revenue	6	587
Accelerated put option liability	17,822	15,817
Long-term debt - current portion	59,614	57,120
Total Current Liabilities	81,890	82,240
Long-term deferred revenue from related parties	2,866	3,072
Long-term deferred income tax liability	292	758
Total Long-Term Liabilities	3,158	3,830
Total Liabilities	85,048	86,070
Equity
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,657,574 and 52,213,757 shares issued and outstanding, respectively	53	53
Additional paid-in capital	64,799	64,724
Accumulated deficit	(38,350)	(24,313)
Accumulated other comprehensive loss	(14,995)	(14,254)
Equity attributable to Caspian Services, Inc. Shareholders	11,507	26,210
Deficit attributable to noncontrolling interests	(9,079)	(7,221)
Total Equity	2,428	18,989
Total Liabilities and Equity	$87,476	$105,059

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For The Years Ended September 30,
	2012	2011

Revenues
Vessel revenues	$17,688	$32,599
Geophysical service revenues (which includes $0 and $4,070, respectively, from related parties)	6,310	15,429
Marine base service revenues (which includes $544 and $499, respectively, from related parties)	896	1,023
Total Revenues	24,894	49,051

Operating Expenses
Vessel operating costs	10,309	18,813
Cost of geophysical service revenues	5,326	8,358
Cost of marine base service	821	915
Depreciation and amortization	7,148	7,530
Impairment loss	1,397	4,603
General and administrative expense	9,862	10,940
Total Costs and Operating Expenses	34,863	51,159
Loss from Operations	(9,969)	(2,108)

Other Income (Expense)
Interest expense	(6,706)	(7,833)
Foreign currency transaction gain (loss)	(370)	111
Interest income	169	32
Other non-operating income, net	85	354
Net Other Expense	(6,822)	(7,336)

Loss from Continuing Operations Before Income Tax	(16,791)	(9,444)
Benefit from (provision for) income tax	839	(1,438)
Loss from continuing operations	(15,952)	(10,882)
Loss from discontinued operations	-	(1,126)
Net loss	(15,952)	(12,008)
Net loss attributable to noncontrolling interests	1,915	2,354
Net loss attributable to Caspian Services, Inc	$(14,037)	$(9,654)

Basic and Diluted Loss per Share from continuing operations	$(0.30)	$(0.16)
Basic and Diluted Loss per Share from discontinued operations	-	(0.02)
Basic and Diluted Loss per Share	$(0.30)	$(0.18)
Weighted Average Shares Outstanding	52,435,666	52,213,757

Amounts attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$(15,952)	$(10,882)
Discontinued operations, net of tax	-	(1,126)
Net loss	$(15,952)	$(12,008)

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended September 30, 2011 and 2012
(Dollars in thousands, except share and per share data)

	CSI Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Loss	Equity

September 30, 2010	52,213,757	$ 53	$ 64,617	$ (14,659)	$ (14,095)	$ (4,817)		$ 31,099
Net loss	-	-	-	(9,654)	-	(2,354)	$ (12,008)	(12,008)
Currency translation adjustment	-	-	-	-	(159)	(50)	(209)	(209)
Comprehensive loss							$ (12,217)
Adjustment to reconcile
shares issued to employees	-	-	1	-	-	-		1
Stock based compensation	-	-	106	-	-	-		106
September 30, 2011	52,213,757	53	64,724	(24,313)	(14,254)	(7,221)		18,989
Net loss	-	-	-	(14,037)	-	(1,915)	$ (15,952)	(15,952)
Currency translation adjustment	-	-	-	-	(741)	57	(684)	(684)
Comprehensive loss							$ (16,636)
Stock based compensation	443,817	-	75	-	-	-		75
September 30, 2012	52,657,574	$ 53	$ 64,799	$ (38,350)	$ (14,995)	$ (9,079)		$ 2,428

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(15,952)	$(12,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,148	7,530
Impairment loss	1,397	4,603
Accrued interest on accelerated put option	2,236	2,231
Foreign currency transaction loss (gain)	370	(111)
Stock based compensation	75	106
Changes in current assets and liabilities:
Trade accounts receivable	6,655	3,120
Trade accounts receivable from related parties	1,676	(2,557)
Other receivables	384	(786)
Inventories	(81)	(139)
Inventories held for sale	41	(331)
Prepaid taxes	(374)	643
Advances paid	(146)	(125)
Deferred tax assets	(299)	268
Prepaid expenses and other current assets	447	609
Long-term prepaid taxes	(154)	36
Long-term other receivables, net of current portion	47	52
Accounts payable	(2,510)	795
Accounts payable to related parties	(31)	(524)
Accrued expenses	2,532	7,388
Taxes payable	(993)	(1,031)
Deferred revenue	(579)	(809)
Long-term deferred revenue from related parties	(167)	(199)
Long-term deferred income tax liability	(459)	711
Net cash provided by operating activities	$1,263	$9,472

Cash flows from investing activities:
Investment in securities	-	(14)
Decrease in intangible assets	-	16
Payments to purchase vessels, equipment and property	(1,789)	(2,511)
Net cash used in investing activities	$(1,789)	$(2,509)

Cash flows from financing activities:
Payments on long-term debt	(2,000)	(6,734)
Net cash used in financing activities	$(2,000)	$(6,734)
Effect of exchange rate changes on cash	991	200
Net change in cash	(1,535)	429
Cash at beginning of period	6,136	5,707
Cash at end of period	$4,601	$6,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$734
Cash paid for income tax	370	1,232

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company.”  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first three semi-annual repayment installments, due November 20, 2011, May 20, 2012, and November 20, 2012 were not made.  The failure to pay the principal or interest on the EBRD loan when due constitutes an event of default under the EBRD Loan Agreement.  As mentioned in Note 2, the Company has failed to complete dredging at the base, which may also constitute a default under the EBRD financing agreements. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at September, 2012 and September 30, 2011. Additionally, this event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return.  As a result, at September 30, 2011 the Company had accrued $5,817 of interest expense representing the 20% rate of return on the $10,000 investment and reclassed the liability from a long-term liability to a current liability. During fiscal 2012 the Company accrued an additional $2,005 of interest expense to reflect the required return on investment for that period, increasing the value of the put option to $17,822. EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this annual report on Form 10-K, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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

Subsequent to the fiscal year-end the Company, EBRD and Investor outlined the terms of a potential restructuring of the Company’ financial obligations to EBRD and Investor in a non-binding term sheet (“Term Sheet”). For an explanation of the principle terms and conditions of the Term Sheet, please see Note 8 – Notes Payable.

The ability of the Company to continue as a going concern is dependent upon, among other things, our ability to successfully negotiate and conclude restructured financing agreements with EBRD and the Investor and our ability to generate sufficient revenue from operations, or to identify a financing source that will provide the Company the ability to satisfy our repayment and guarantee obligations under the restructured agreements. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of Operations – The Company’s business consists of three major business segments:

Vessel Operations – Vessel operations consist of chartering a fleet of shallow draft offshore support vessels to customers performing oil and gas exploration activities in the Caspian Sea.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

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

Cash balances in Balykshi and CRE, as designated under our loan agreement with EBRD, may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2012 and 2011 the total cash balance of Balykshi and CRE was $93 and $10, respectively.

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

Inventories – Inventory consists of fuel, spare parts and supplies related to geophysical and marine base operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. Inventories held for sale represent items and materials, which are expected to be sold within the next fiscal year. As of September 30, 2012 and 2011 an allowance of $1,592 and $1,809, respectively, was recognized.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

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

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2012 and 2011 of $6,895 and $7,002, respectively.

Drydocking Costs – Caspian’s vessels must be periodically drydocked and undergo certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months.  Drydocking costs comprise painting the vessels hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2012 and 2011 of $192 and $477, respectively. Accumulated amortization of the drydocking costs was $215 and $1,290 as of September 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2012 and 2011, the Company reviewed its long-lived assets and determined the Marine Base was impaired. See Note 2 and Note 7 for details.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectibility is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2012 and 2011 the Company had $6 and $587, respectively, of deferred revenue related to these prepaid services.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 30, 2012 and 2011, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
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

At September 30, 2012 the Company had 800,000 options outstanding, 441,862 non-vested restricted shares outstanding and 364,953,650 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Recent Accounting Pronouncements – In December 2010 the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 became effective in fiscal 2012 and did not have a material impact on its financial statements.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update became effective in fiscal 2012 and did not have a material impact on its financial statements.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

NOTE 2 — ATASH MARINE BASE

Construction of the Atash Marine Base located in Bautino Bay commenced in the first quarter of 2008 with the first phase of the project being completed and commissioned in November 2009.  Additional dredging work needs to be completed before the second phase of the base will be fully operational.  In March 2010, Balykshi reached agreement with the local authorities to complete the outstanding dredging and as a result, the second phase of the base was commissioned in July 2010.  During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging works still required. Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

During 2012 and 2011, the Company determined it necessary to perform an impairment analysis on the marine base since the development of Kashagan field, phase 2 has been postponed until 2018-2019 and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed.  As a result, the marine base is currently highly underutilized.

As a result of the impairment analysis, the Company concluded that an impairment of $1,397 and $322 was necessary at September 30, 2012 and 2011, respectively.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods and potentially selling part of the ownership interests.

NOTE 3 — EQUITY METHOD INVESTMENTS

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

At September 30, 2012 the Company’s investment in Veritas-Caspian was zero due to Veritas-Caspian’s accumulated losses of around $37,500. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

MOBY – In January 2008 the Company and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking services yard located at the Company’s marine base, which is located in Bautino Bay and was commissioned in June 2010. Balykhsi owns a 20% interest in the joint venture, which is accounted for by the equity method. The Company had invested $732, which fully met its obligation for its share in this joint venture. Prior to September 30, 2011, the Company’s initial investment in MOBY of $732 had been reduced to zero due to MOBY’s accumulated losses of $5,400.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

NOTE 4 — BAUTA DISCONTINUED OPERATIONS

In April 2011 the Company sold its interest in Bauta to an unrelated third party for $343. Immediately prior to the sale the Company recorded an impairment loss of $777, reducing the carrying value of the net assets to $260. The impairment loss and the Bauta operating loss, totaling $1,126, are included in the loss from discontinued operations on the consolidated statements of operations.

NOTE 5 — TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – The Company believes accounts receivable for vessel charters are fully collectable within one year and no allowance for doubtful accounts was deemed necessary at September 30, 2012. Receivables from vessel charter revenues were approximately $5,212 and $9,532 at September 30, 2012 and 2011, respectively.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis.  The receivables are due 30 days from date of invoice.  At September 30, 2012 and 2011, net receivables related to geophysical services totaled $1,868 and $4,300, respectively. The Company has reviewed the accounts receivable as of September 30, 2012 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $1,578 and $2,915 at September 30, 2012 and September 30, 2011, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2012 and 2011, receivables related to marine base operations totaled $42 and $67, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2012 and 2011.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to non-executive employees which bear no interest and have terms ranging from less than one year to five years, (2) refunds of inventory advances. These amounts are currently due and expected to be repaid in the near-term.

The Company has reviewed the other accounts receivable as of September 30, 2012 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $0 and $18 at September 30, 2012 and 2011, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

NOTE 6 — VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

as of September 30,	2012	2011	Depreciable Life in Years
Land	$9,482	$9,609	N/A
Buildings and constructions	37,300	37,828	10-14
Marine vessels	19,634	20,938	10
Machinery and equipment	25,238	25,955	2-15
Field camp	357	362	5-14
Vehicles	3,461	3,074	3-12
Office equipment	183	459	2-10
Dwelling units	2,844	2,812	3-7
Other	635	552	3-7
	99,134	101,589
Accumulated depreciation	(40,206)	(35,526)
Vessels, Equipment and Property, net	$58,928	$66,063

NOTE 7 — INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2012		2011
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 400	$ 300	$ 387	$ 239
Total		$ 400	$ 300	$ 387	$ 239

Total amortization expense related to intangible assets was approximately $61 and $51 for the years ended September 30, 2012 and 2011, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2013	2014	2015	thereafter
Amortization expense	$ 61	$ 61	$ 46	$ -

Goodwill – During 2008 the Company increased its ownership percentage of KMG from 51% to 80% and recorded $2,195 of additional goodwill. In accordance with accounting principles generally accepted in the United States of America the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2011. Based on the evaluation made, the Company concluded that KMG goodwill should be fully impaired. The evaluation based on projected net cash inflows in forthcoming years shows that fair value of KMG assets is below its carrying value.  At September 30, 2012 and 2011 all goodwill was a result of the TatArka Acquisition in May 2004.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

The changes in the carrying amount of goodwill, which all relates to the Geophysical Services segment, were as follows:

	For The Year Ended September 30,
	2012	2011

Balance - beginning of year	$232	$4,486
Impairment of KMG goodwill	-	(4,281)
Foreign currency translation adjustment	(3)	27
Balance - end of year	$229	$232

NOTE 8 — NOTES PAYABLE

Notes payable consists of the following:

	September 30,	September 30,
	2012	2011

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,828	$10,800

Convertible consolidated promissory note payable to an investor; interest at 12%	27,467	24,446

Loan from investor, paid subsequent to September 30, 2011	-	2,000

EBRD loan and accrued interest at 7% due May 2015 secured by property
and bank accounts	21,319	19,874

Total Long-term Debt	59,614	57,120
Less: Current Portion	59,614	57,120
Long-term Debt - Net of Current Portion	$-	$-

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first three semi-annual repayment installments, due November 20, 2011, May 20, 2012, and November 2012 were not made.  The failure to pay the principal of, or interest on, the EBRD Loan when due constitutes an event of default under the EBRD Loan Agreement.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

As discussed below, the Company is engaged in ongoing discussions with EBRD about a potential restructuring of the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

Loan from Investor

In 2008 the Company entered into Facility agreements with Altima and Great Circle.  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 while the Great Circle loan matured and became due and payable in December 2011.  The Altima and Great Circle loans (“Loans”) bore interest at 13% per annum. At June 30, 2011, these loans and accrued interest totaled $42,264. During June and July 2011, an Investor acquired these Loans and on September 30, 2011, the Company and the Investor agreed to restructure the Loans.  Prior to the restructuring, the Company made payments to the Investor reducing the total debt balance to $37,246.  Within 30 days of closing, the Company agreed to make a $2,000 cash payment to the Investor which was credited as a reduction of principal due. In satisfaction of the remaining outstanding balance of the restructured loan obligations, the Company issued the Investor two secured promissory notes. The first a $10,800 Non-Negotiable Promissory Note (“Non-Negotiable Note”) and the second a $24,446 Convertible Consolidated Promissory Note (“Consolidated Note”).

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

During fiscal 2012 the Company paid $2,000 to the Investor, which was credited as a reduction of principal due.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

Convertible Consolidated Promissory Note

Interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an Event of Default, which shall be payable in cash upon demand.

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

Term Sheet

Subsequent to the fiscal year-end the Company, EBRD and Investor agreed in principle to a non-binding Term Sheet regarding a potential restructuring of the Company’s financial obligations to EBRD and Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  There is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms set forth below, or at all.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

The following amendments to the Company outstanding financing agreements with EBRD and Investor have been discussed:

●
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD Loan agreement (approximately $3,200) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of the then outstanding common stock of the Company.

●
The principal amount of the restructured EBRD Loan would remain unchanged ($18,600).  The interest rate of the restructured EBRD Loan would be LIBOR + 7% per annum.  The restructured EBRD Loan would be repaid semi-annually in 10 equal installments following the second anniversary of the execution of definitive restructuring agreements.  CSI would continue to act as guarantor of the restructured EBRD Loan.

●	EBRD would have the right to nominate one director to the CSI board of directors. The affirmative vote of the EBRD-nominated director would be required to approve certain types of transactions.
●	EBRD and the Company would work toward a possible restructuring of the MOBY Loan.
●
The Non-negotiable Note in the principal amount of $10,800, along with i) all outstanding overdue interest (approximately $35 at December 31, 2012), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $3,900)  would be converted into Company common stock.  Following the restructuring, it is anticipated Investor would own approximately 65% - 70% of the then outstanding common stock of the Company.

●
The balance of the outstanding overdue interest on the Consolidated Note would be treated as follows: $1,600 would be paid in cash by the Company to Investor and the balance would be converted into principal of the restructured Consolidated Note, which is anticipated to be in the principal amount of approximately $21,600.

●	The restructured Consolidated Note would not be convertible into common stock of the Company and its repayment terms would be revised to align with the repayment terms of the restructured EBRD Loan.

Subsequent to the year-end we made an $800 cash payment to the Investor which was credited as a reduction of the interest due to Investor.

NOTE 9 — STOCKHOLDERS’ EQUITY

Stock-based Compensation Plan – Compensation expense charged against income for stock-based awards during the fiscal year ended September 30, 2012 and 2011 was $75 and $106, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at September 30, 2012 follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

		Weighted Average Grant
	Non-Vested Shares	Date Fair Value Per Share

Non-vested at September 30, 2011	331,968	$0.34
Stock granted	443,817	0.11
Stock vested	(333,923)	0.29
Non-vested at September 30, 2012	441,862	$0.21

A summary of the non-vested stock under the Compensation Plan at September 30, 2011 follows:

		Weighted Average Grant
	Non-Vested Shares	Date Fair Value Per Share

Non-vested at September 30, 2010	622,159	$0.33
Stock granted	-	N/A
Stock vested	(283,691)	0.32
Stock forfeited	(6,500)	0.32
Non-vested at September 30, 2011	331,968	$0.34

The value of the non-vested stock under the plan at September 30, 2012 was $13. As of September 30, 2012 unrecognized stock-based compensation was $32 and will be recognized over the weighted average remaining term of 1.15 years.

Mr. Kotov’s employment agreement provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 443,817 shares on August 2, 2011.  These shares were issued to Mr. Kotov in fiscal 2012.  On August 2, 2012, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares.  The grant has not yet been awarded.  It is anticipated these shares will be issued to Mr. Kotov sometime in fiscal 2013.

Stock Options – At September 30, 2012, the Company had 800,000 options outstanding that were fully vested. These options expire in August 2015.

Stock option activity for the years ended September 30, 2012 and 2011 is as follows:

	2012		2011
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share

Outstanding at beginning of the year	800,000	$3.00	800,000	$3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of the year	800,000	$3.00	800,000	$3.00
Exercisable at end of the year	800,000	$3.00	800,000	$3.00

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2012 was 3 years.

At September 30, 2012 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share.

NOTE 10 — COMPREHENSIVE LOSS

Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss. Accumulated other comprehensive loss is included in shareholders’ equity and consists of foreign currency translation adjustments.

Total comprehensive loss for the year ended September 30, 2012 was $16,636. Of this amount, the loss from foreign currency translation adjustment was $684.

Total comprehensive loss for the year ended September 30, 2011 was $12,217. Of this amount, the loss from foreign currency translation adjustment was $209.

NOTE 11 — INCOME TAXES

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

Earnings and (losses) before income taxes, discontinued operations and noncontrolling interests derived from United States and international operations are as follows:

	For the Years Ended September 30,
	2012	2011

United States	$(1,509)	$(2,863)
Kazakhstan	(15,282)	(6,581)
	$(16,791)	$(9,444)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

Income tax (provision) benefit consists of the following:

	For the Years Ended September 30,
	2012	2011

Current income tax	$478	$(712)
Deferred income tax	361	(726)
Income tax (provision) benefit	$839	$(1,438)

Deferred tax assets and liabilities are as follows:

as of September 30,	2012	2011

Deferred tax assets
Tax loss carry forwards	$11,593	$11,241
Provision for doubtful debts	1,438	1,621
Valuation allowance	(11,135)	(11,241)
Total deferred tax asset	1,896	1,621

Deferred tax liabilities
Property and equipment	(292)	(758)
Total deferred tax liability	(292)	(758)
Net deferred tax asset	$1,604	$863

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for (benefit from) income taxes:

	For the Years Ended September 30,
	2012	2011

Tax at federal statutory rate (34%)	$4,960	$2,767
Utilization of losses	284	635
Non-deductible expenses	157	(1,348)
Loss not subject to taxation	(230)	(594)
Unadjusted change in valuation allowance	(2,033)	(2,825)
Effect of lower foreign tax rates	(2,299)	(73)
Income tax (provision) benefit	$839	$(1,438)

As of September 30, 2012, the Company has loss carry forwards of approximately $10,380 and $33,869 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States begin to expire in 2023, and tax loss carry forwards available in Kazakhstan begin to expire in 2013.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal, state and international returns are the fiscal 2009 through 2012 tax years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Economic Environment – In recent years, Kazakhstan has undergone substantial political and economic change.  As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in more mature free market economies.  As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2012 and 2011 was $91 and $401, respectively.

The Company maintains executive offices in Salt Lake City, Utah, and Almaty, Kazakhstan and administrative offices in Aktau, Kazakhstan. The Company also leases apartments in Aktau for use by employees. Rent expense for the years ended September 30, 2012 and 2011 was $275 and $502, respectively.

The future minimum rental payments required under these operating leases for 2013 are $366.

Some of the vessels in the Company’s fleet are leased from a third party. Rent expense for the years ended September 30, 2012 and 2011 was $2,557 and $6,494, respectively. The future minimum rental payments required under these operating leases are estimated to be $521. The current vessel lease agreements expire in fiscal 2013. The Company intends to renew these agreements for some vessels.

NOTE 13 — RELATED PARTY TRANSACTIONS

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

The lease revenue recognized from MOBY for the fiscal years ended September 30, 2012 and 2011 was $544 and $499, respectively.

KazakhstanCaspiShelf (KCS) – During fiscal 2011 the Company recognized income for seismic services performed for KCS of $4,070.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of September 30, 2012 and 2011 consisted of the following:

Related Party's Name	Description	September 30, 2012	September 30, 2011

Bolz LLP	Seismic services	$3,254	$-
MOBY	Marine base	987	381
Kazakhstancaspishelf	Equipment rental, services and fuel sales	-	2,308
Others	Other costs	8	3
	Allowance for doubtful accounts	(3,254)	(18)
TOTAL		$995	$2,674

In February 2011 Bolz (a company related through common ownership) transferred its overdue obligations of $3,254 to BMB Munai LLP (a non-related third party), however, BMB Munai LLP failed to pay the amount due, so during fiscal 2012 the balance was transferred back to Bolz, which is still liable to pay. Accordingly, the balance of $3,254 and the corresponding allowance for doubtful accounts of ($3,254) was moved from Trade Accounts Receivable to Accounts Receivable from related parties.

Long-term deferred revenue from related parties as of September 30, 2012 and 2011 consisted of the following:

Related Party's Name	Description	September 30, 2012	September 30, 2011

MOBY	Advance received for land rental	$2,866	$3,072
TOTAL		$2,866	$3,072

NOTE 14 — FAIR VALUE MEASUREMENTS

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

Recurring basis:

At September 30, 2012 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $17,822 at September 30, 2012. As of September 30, 2011 the amount was valued at $15,817 which is the amount the Company would have to pay if EBRD exercised the accelerated put option. The $2,005 change during the year ended September 30, 2012 was for the 20% rate of return.

Nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Level 1	Level 2	Level 3

Inventory held for sale	$854	$-	$-	$854
Marine Base	40,056		-	40,056
Total	$40,910	$-	$-	$40,910

The fair value of the Inventory held for sale was derived based on current comparable prices for similar inventory.  The fair value of the Marine base was derived from a weighted average probability cash flow analysis which includes exit pricing, anticipated revenues and costs.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Level 1	Level 2	Level 3

Inventory held for sale	$905	$-	$-	$905
Bauta assets	43,807			43,807
Total	$44,712	$-	$-	$44,712

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

NOTE 15 — SEGMENT INFORMATION

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
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For The Years
	Ended September 30,
	2012	2011
Capital Expenditures
Vessel Operations	$272	$969
Geophysical Services	1,427	1,427
Marine Base Services	85	57
Total segments	1,784	2,453
Corporate assets	5	58
Less intersegment investments	-	-
Total consolidated	$1,789	$2,511

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

	For The Years
	Ended September 30,
	2012	2011
Revenues
Vessel Operations	$17,688	$32,608
Geophysical Services	6,310	15,429
Marine Base Services	1,173	1,269
Total segments	25,171	49,306
Corporate revenue	-	-
Less intersegment revenues	(277)	(255)
Total consolidated	$24,894	$49,051

Depreciation and Amortization
Vessel Operations	$(3,060)	$(3,370)
Geophysical Services	(2,592)	(2,622)
Marine Base Services	(1,495)	(1,537)
Total segments	(7,147)	(7,529)
Corporate depreciation and amortization	(1)	(1)
Total consolidated	$(7,148)	$(7,530)

Interest expense
Vessel Operations	$-	$-
Geophysical Services	-	(20)
Marine Base Services	(5,035)	(5,344)
Total segments	(5,035)	(5,364)
Corporate interest expense	(1,671)	(2,469)
Total consolidated	$(6,706)	$(7,833)

Income/(Loss) Before Income Tax
Vessel Operations	$(1,077)	$5,672
Geophysical Services	(4,851)	(3,999)
Marine Base Services	(8,065)	(8,870)
Total segments	(13,993)	(7,197)
Corporate loss	(2,798)	(2,247)
Total consolidated	$(16,791)	$(9,444)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share and per share data)

	For The Years
	Ended September 30,
	2012	2011
Benefit from (Provision for) Income Tax
Vessel Operations	$501	$(341)
Geophysical Services	338	(1,097)
Marine Base Services	-	-
Total segments	839	(1,438)
Corporate provision for income tax	-	-
Total consolidated	$839	$(1,438)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-
Geophysical Services	(172)	272
Marine Base Services	2,087	2,082
Total segments	1,915	2,354
Corporate noncontrolling interest	-	-
Total consolidated	$1,915	$2,354

Net Loss/(Income) attributable to Caspian Services Inc.
Vessel Operations	$(576)	$5,331
Geophysical Services	(4,685)	(4,824)
Marine Base Services	(5,978)	(7,914)
Total segments	(11,239)	(7,407)
Corporate loss	(2,798)	(2,247)
Total consolidated	$(14,037)	$(9,654)

	September 30,	September 30,
Segment Assets	2012	2011

Vessel Operations	$18,645	$34,300
Geophysical Services	20,876	25,385
Marine Base Services	47,663	49,780
Total segments	87,184	109,465
Corporate assets	86,326	86,161
Less intersegment investments	(86,034)	(90,567)
Total consolidated	$87,476	$105,059

NOTE 16 — SUBSEQUENT EVENTS

Subsequent to the fiscal year-end the Company made an $800 cash payment to the Investor which was credited as a reduction of the interest due. For more details see Note 8 – Notes Payable.

Subsequent to the year-end the Company concluded an agreement with a nonrelated third party for the purchase of a seismic shooter vessel for $900. Out of this purchase price $850 has been paid. The transaction is expected to be completed during fiscal 2013.

Exhibit Index

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document