Form 10-Q
period 2012-12-31
CASPIAN SERVICES INC
filed 2013-02-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012

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
Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

As of February 8, 2013, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	December 31,	September 30,
	2012	2012
ASSETS
Current Assets
Cash	$4,629	$4,601
Trade accounts receivable, net of allowance of $1,552 and $1,578, respectively	7,848	7,122
Trade accounts receivable from related parties, net of allowance of $3,235 and $3,254, respectively	1,069	995
Other receivables	610	461
Inventories	1,822	1,900
Inventories held for sale, net of allowance of $1,509 and $1,592, respectively	849	854
Prepaid taxes	2,189	2,173
Advances paid	1,345	789
Deferred tax assets	1,937	1,896
Prepaid expenses and other current assets	802	826
Total Current Assets	23,100	21,617
Vessels, equipment and property, net	56,464	58,928
Drydocking costs, net	-	12
Goodwill	228	229
Intangible assets, net	84	100
Long-term prepaid taxes	5,095	5,433
Investments	13	13
Long-term other receivables, net of current portion	1,129	1,144
Total Assets	$86,113	$87,476

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,932	$2,384
Accrued expenses	462	761
Taxes payable	1,407	1,303
Deferred revenue	1,691	6
Accelerated put option liability	18,326	17,822
Long-term debt - current portion	60,121	59,614
Total Current Liabilities	83,939	81,890
Long-term deferred revenue from related parties	2,804	2,866
Long-term deferred income tax liability	138	292
Total Long-Term Liabilities	2,942	3,158
Total Liabilities	86,881	85,048
Equity (Deficit)
Common stock, $0.001 par value per share; 150,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,808	64,799
Accumulated deficit	(41,383)	(38,350)
Accumulated other comprehensive loss	(15,138)	(14,995)
Equity attributable to Caspian Services, Inc. Shareholders	8,340	11,507
Deficit attributable to noncontrolling interests	(9,108)	(9,079)
Total Equity (Deficit)	(768)	2,428
Total Liabilities and Equity (Deficit)	$86,113	$87,476

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For The Three Months Ended December 31,
	2012	2011
Revenues
Vessel revenues	$3,702	$5,689
Geophysical service revenues	1,074	2,273
Marine base service revenues (which includes $152 and $118, respectively, from related parties)	247	271
Total Revenues	5,023	8,233

Operating Expenses
Vessel operating costs	1,945	3,584
Cost of geophysical service revenues	1,216	1,881
Cost of marine base service	171	211
Depreciation and amortization	1,542	2,011
General and administrative expense	2,814	2,615
Total Costs and Operating Expenses	7,688	10,302
Loss from Operations	(2,665)	(2,069)

Other Income (Expense)
Interest expense	(1,853)	(1,656)
Foreign currency transaction loss	(81)	(609)
Interest income	26	22
Other non-operating income (loss), net	1,352	(227)
Net Other Expense	(556)	(2,470)

Loss from Continuing Operations Before Income Tax	(3,221)	(4,539)
Benefit from income tax	206	49
Net loss	(3,015)	(4,490)
Net (income) loss attributable to noncontrolling interests	(18)	50
Net loss attributable to Caspian Services, Inc.	$(3,033)	$(4,440)
Basic and Diluted Loss per Share	$(0.06)	$(0.09)
Weighted Average Shares Outstanding	52,657,574	52,213,757

Net loss attributable to Caspian Services, Inc	$(3,033)	$(4,440)
Currency translation adjustment	(143)	(332)
Total comprehensive loss	$(3,176)	$(4,772)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,015)	$(4,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,542	2,011
Accrued interest on accelerated put option	504	504
Foreign currency transaction loss	81	609
Stock based compensation	8	14
Changes in current assets and liabilities:
Trade accounts receivable	(769)	3,451
Trade accounts receivable from related parties	(71)	1,801
Other receivables	(111)	(26)
Inventories	67	(133)
Inventories held for sale	-	40
Prepaid taxes	(10)	(132)
Advances paid	(579)	(912)
Deferred tax assets	(52)	71
Prepaid expenses and other current assets	21	134
Long-term prepaid taxes	307	4
Long-term other receivables, net of current portion	9	18
Accounts payable	(459)	(2,199)
Accounts payable to related parties	(5)	(8)
Accrued expenses	(461)	833
Taxes payable	112	(604)
Deferred revenue	1,688	(587)
Long-term deferred revenue from related parties	(45)	(29)
Long-term deferred income tax liability	(153)	445
Net cash provided by (used in) operating activities	$(1,391)	$815

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	2,894	-
Payments to purchase vessels, equipment and property	(1,022)	(311)
Net cash provided by (used in) investing activities	$1,872	$(311)

Cash flows from financing activities:
Payments on long-term debt	(800)	(2,000)
Net cash used in financing activities	$(800)	$(2,000)
Effect of exchange rate changes on cash	347	(506)
Net change in cash	28	(2,002)
Cash at beginning of period	4,601	6,136
Cash at end of period	$4,629	$4,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$800	$-
Cash paid for income tax	-	138

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 15, 2013. Operating results for the three-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company.”  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – In September 2011 the Company executed an agreement to consolidate and restructure certain outstanding loans (the “Loan Restructuring Agreement”) with an otherwise unrelated individual (the “Investor”).  Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure certain EBRD financing agreements, discussed in more detail below.  Until the closing of the Loan Restructuring Agreement the restructured loans will be treated as current liabilities.

The Company funded a portion of the construction of its marine base through a combination of debt and equity financing with EBRD pursuant to which EBRD provided $18,600 of debt financing and made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

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
December 31, 2012 (UNAUDITED)
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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first three semi-annual repayment installments, due November 20, 2011, May 20, 2012, and November 20, 2012 were not made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at December 31, 2012 and September 30, 2012. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of accelerated put option liability was $18,326 and $17,822 as of December 31, 2012 and September 30, 2012. This balance includes the 20% rate of return on $10,000 investment and classified as current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

Should EBRD determine to exercise its acceleration rights or should the Loan Restructuring Agreement not close, the Company currently has insufficient funds to repay its obligations to Investor or EBRD individually or collectively and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company is unable to obtain funding to meet these obligations, Investor and or EBRD could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.

During December 2012 the Company, EBRD and Investor outlined the terms of a potential restructuring of the Company’ financial obligations to EBRD and Investor in a non-binding term sheet (“Term Sheet”). For an explanation of the principle terms and conditions of the Term Sheet, please see Note 3 – Notes Payable.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to successfully negotiate and conclude restructured financing agreements with EBRD and the Investor and its ability to generate sufficient revenue from operations, or to identify a financing source that will provide the Company the ability to satisfy its repayment and guarantee obligations under the restructured financing agreements. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three months ended December 31, 2012 the Company had 800,000 options outstanding, 441,862 non-vested restricted shares outstanding and 365,244,525 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended December 31, 2011 the Company had 800,000 options outstanding, 291,968 non-vested restricted shares outstanding and 342,018,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $18,326, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At December 31, 2012 and September 30, 2012 the Company had $1,691 and $6, respectively, of deferred revenue related to these prepaid services.

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
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Dry-docking Costs – Our vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to dry-dock the vessels for certification are deferred and amortized over the period until the next dry-docking, generally 24 months.  Dry-docking costs are comprised of painting the vessels, hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

NOTE 2 – SALE OF A VESSEL

During the quarter ended December 31, 2012 the Company sold one of its vessels, which resulted in a gain of approximately $1,070 in other non-operating income.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 – ATASH MARINE BASE

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

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following:

	December 31,	September 30,
	2012	2012

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,835	$10,828

Convertible consolidated promissory note payable to an investor; interest at 12%	27,495	27,467

EBRD loan and accrued interest at 7% due May 2015
secured by property and bank accounts	21,791	21,319

Total Long-term Debt	60,121	59,614
Less: Current Portion	(60,121)	(59,614)
Long-term Debt - Net of Current Portion	$-	$-

Term Sheet

During the first fiscal quarter 2013 the Company, EBRD and Investor agreed in principle to a non-binding Term Sheet regarding a potential restructuring of the Company’s financial obligations to EBRD and Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  There is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms set forth below, or at all.

The following amendments to the Company’s outstanding financing agreements with EBRD and Investor have been discussed:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD Loan agreement (approximately $3,300) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of the then outstanding common stock of the Company.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

•	EBRD would have the right to nominate one director to the CSI board of directors. The affirmative vote of the EBRD-nominated director would be required to approve certain types of transactions.
•	EBRD and the Company would work toward a possible restructuring of the MOBY Loan.
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

•	The restructured Consolidated Note would not be convertible into common stock of the Company and its repayment terms would be revised to align with the repayment terms of the restructured EBRD Loan.

During the first fiscal quarter 2013 the Company made an $800 cash payment to the Investor which was credited as a reduction of the interest due to Investor. Subsequent to the quarter-end the Company made an additional payment of $400.

NOTE 5 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three months ended December 31, 2012 was $8 and $13, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at December 31, 2012 follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2012	441,862	$0.21
Stock granted	-	-
Stock vested	-	-
Non-vested at December 31, 2012	441,862	$0.21

The value of the non-vested stock under the Company’s compensation plan at December 31, 2012 is $13.  As of December 31, 2012 unrecognized stock-based compensation was $24 and will be recognized over the weighted average remaining term of 0.94 years.

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares on August 2, 2012. The grant has not yet been awarded.  It is anticipated these shares will be issued to Mr. Kotov sometime in fiscal 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The lease revenue recognized from MOBY for the three months ended December 31, 2012 and 2011 was $152 and $118, respectively.

Accounts receivable from related parties as of December 31, 2012 and September 30, 2012 consisted of the following:

Related Party's Name	Description	December 31, 2012	September 30, 2012

Bolz LLP	Seismic services	$3,235	$3,254
MOBY	Marine base	1,058	987
Others	Other costs	11	8
	Allowance for doubtful accounts	(3,235)	(3,254)
TOTAL		$1,069	$995

Long-term deferred revenue from related parties as of December 31, 2012 and September 30, 2012 consisted of the following:

Related Party's Name	Description	December 31, 2012	September 30, 2012

MOBY	Advance received for land rental	$2,804	$2,866
TOTAL		$2,804	$2,866

NOTE 8 – FAIR VALUE MEASUREMENTS

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Recurring basis:

At December 31, 2012 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $17,822 at September 30, 2012. As of December 31, 2012 the amount was valued at $18,326, which is the amount the Company would have to pay if EBRD accelerated its put option. The $504 increase during the three months ended December 31, 2012 reflects the 20% rate of return.

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

Further information regarding the operations and assets of these reportable business segments follows:
	For the Three Months
	Ended December 31,
	2012	2011
Capital Expenditures
Vessel Operations	$854	$4
Geophysical Services	91	307
Marine Base Services	72	-
Total segments	1,017	311
Corporate assets	5	-
Less intersegment investments	-	-
Total consolidated	$1,022	$311

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2012	2011
Revenues
Vessel Operations	$3,702	$5,689
Geophysical Services	1,074	2,273
Marine Base Services	2,847	374
Total segments	7,623	8,336
Corporate revenue	-	-
Less intersegment revenues	(2,600)	(103)
Total consolidated	$5,023	$8,233

Depreciation and Amortization
Vessel Operations	$(573)	$(977)
Geophysical Services	(610)	(657)
Marine Base Services	(359)	(378)
Total segments	(1,542)	(2,012)
Corporate depreciation and amortization	-	1
Total consolidated	$(1,542)	$(2,011)

Interest expense
Vessel Operations	$-	$-
Geophysical Services	-	-
Marine Base Services	(1,396)	(1,241)
Total segments	(1,396)	(1,241)
Corporate interest expense	(457)	(415)
Total consolidated	$(1,853)	$(1,656)

Income/(Loss) Before Income Tax
Vessel Operations	$926	$(729)
Geophysical Services	(1,241)	(927)
Marine Base Services	(2,160)	(2,211)
Total segments	(2,475)	(3,867)
Corporate loss	(746)	(672)
Total consolidated	$(3,221)	$(4,539)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2012	2011
Benefit from (Provision for) Income Tax
Vessel Operations	$623	$(305)
Geophysical Services	(417)	354
Marine Base Services	-	-
Total segments	206	49
Corporate provision for income tax	-	-
Total consolidated	$206	$49

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-
Geophysical Services	45	(381)
Marine Base Services	(63)	431
Total segments	(18)	50
Corporate noncontrolling interest	-	-
Total consolidated	$(18)	$50

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$1,549	$(1,034)
Geophysical Services	(1,613)	(954)
Marine Base Services	(2,223)	(1,780)
Total segments	(2,287)	(3,768)
Corporate loss	(746)	(672)
Total consolidated	$(3,033)	$(4,440)

	December 31,	September 30,
Segment Assets	2012	2012

Vessel Operations	$17,852	$18,645
Geophysical Services	21,214	20,876
Marine Base Services	46,813	47,663
Total segments	85,879	87,184
Corporate assets	86,000	86,326
Less intersegment investments	(85,766)	(86,034)
Total consolidated	$86,113	$87,476

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter-end the Company made a $400 cash payment to the Investor which was credited as a reduction of the interest due. For more details see Note 3 – Notes Payable.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2012 and our other filings with the Securities and Exchange Commission.

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

Business Review

We do not anticipate demand for our services to grow through fiscal 2013.  In fact, we expect demand will continue to soften during the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate growth in demand for our services until the second phase of the Kashagan development project ramps up.

During the three months ended December 31, 2012, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months
	Ended December 31,
	2012	2011	% change

VESSEL OPERATIONS
Operating Revenue	$3,702	$5,689	-35%
Pretax Operating Income/(Loss)	926	(729)	227%

GEOPHYSICAL SERVICES
Operating Revenue	$1,074	$2,273	-53%
Pretax Operating Loss	(1,241)	(927)	34%

MARINE BASE SERVICES
Operating Revenue	$2,847	$374	661%
Pretax Operating Loss	(2,160)	(2,211)	-2%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a
Pretax Operating Loss	(746)	(672)	11%

Summary of Operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

            Total revenue during the three months ended December 31, 2012 was $5,023 compared to $8,233 during the three months ended December 31, 2011, a decrease of 39%. Vessel revenues were down 35% as we generally completed our major contract with Saipem – during the first fiscal quarter 2013 we had on average two vessels under charter to Saipem vs. five vessels during the first fiscal quarter 2012.  Geophysical revenues were down by 53% as the difficult credit situation in Kazakhstan continues to inhibit seismic financing.

Although, we were able to reduce our operating and administrative costs, our loss from operations still increased to $2,665 during the first fiscal quarter 2013 in comparison with last year’s first fiscal quarter loss from operations of $2,069.

During the quarter ended December 31, 2012 we sold one of our vessels, which resulted in a gain of approximately $1,070 in other non-operating income. This helped contribute to a decrease in net loss attributable to Caspian Services, Inc. from $4,440 during the first fiscal quarter 2012 to $3,033 during the first fiscal quarter 2013.

Vessel Operations

First fiscal quarter 2013 revenue from vessel operations of $3,702 was 35% lower than the first fiscal quarter 2012. The completion of most projects with Saipem during the first fiscal quarter 2012 resulted in lower vessel utilization rates. We also sold one of our vessels for a net gain of approximately $1,070, but concluded an agreement for the purchase of a seismic shooter vessel for $900 during the first fiscal quarter 2013.  We expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea.  Therefore, we are investigating opportunities to utilize our vessel fleet outside of Kazakhstan, namely in the Turkmen and Russian sectors of the Caspian Sea. In order to facilitate our entrance into the Russian sector of Caspian Sea we formed a Russian subsidiary, Caspian Services LLC, during the first fiscal quarter 2013.

During the three months ended December 31, 2012 vessel operating costs of $1,945 were 46% lower than during the three months ended December 31, 2011.  As a result of this reduction, coupled with a $400 expense we incurred during the first fiscal quarter 2012 to transfer two vessels rented from Actamarine to the Netherlands, our operating margin grew from 37% to 47%.

Improved margins and the profitable sell of a vessel meant our net income from vessel operations in the first fiscal quarter 2013 was $1,549 compared to a net loss of $1,034 in the first fiscal quarter of 2012.

Geophysical Services

Our seismic operations were in line with our expectations of a sluggish market, and were 53% lower compared to the same period last year. The local market continues to be depressed by the difficult local credit market.

We have significantly reduced our variable operating and payroll costs as a result of the slowdown in our operating activity. Compared to the same period of fiscal 2012, cost of geophysical services was 35% lower. However, fuel and material prices increased significantly which limited our ability to reduce our costs in line with the reduction in revenue. As a result, net loss from geophysical operations grew to $1,613 during the first fiscal quarter 2013 compared to $954 in the first fiscal quarter 2012.

Marine Base Services

Our marine base services revenues during the first fiscal quarter 2013 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,396 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the first fiscal quarter 2013 we realized a marine base services net loss of $2,223 compared to a net loss of $1,780 during the first fiscal quarter 2012.

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

Corporate Administration

During the first fiscal quarter 2013, net loss from corporate administration was $746 compared to $672 during the first fiscal quarter 2012. This increase is attributable to higher interest accrual resulting from unpaid past due interest under the Investor's notes during the first fiscal quarter 2013.

General and Administrative Expenses

General and administrative expenses increased 8% to $2,814 during the quarter ended December 31, 2012. This increase is mostly attributable to consulting expenses incurred during the first fiscal quarter 2013 in relation to the loan restructuring process.

Depreciation

Depreciation expense decreased by $469 or 23% to $1,542 during the first fiscal quarter 2013 compared to the first fiscal quarter 2012.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2013. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

Exchange Loss

During the first fiscal quarter 2013 we realized an exchange loss of $81 compared to an exchange loss of $609 during the first fiscal quarter 2012. This was caused mainly by an increase in the value of the Euro during the first fiscal quarter 2013 compared to the first fiscal quarter 2012. It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,853 was $197 higher during the three months ended December 31, 2012 than during the three months ended December 31, 2011. This increase is attributable to higher interest accrual resulting from unpaid past due interest under the Investor's notes during the first fiscal quarter 2013.

Net Other Expenses

Net other expenses decreased 77% to $556 during the first fiscal quarter 2013.  This decrease is mostly attributable to the profitable transaction on the sale of a vessel and decreased foreign currency transaction loss during the period.

Benefit from Income Tax

During the three months ended December 31, 2012 we had a benefit from income tax of $206 compared to a benefit of $49 during the three months ended December 31, 2011. This difference was caused by the fact each of our Kazakh subsidiary companies recognized significant taxable losses during the three months ended December 31, 2012.  By comparison, only TatArka and CSG realized taxable losses during the three months ended December 31, 2011.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $3,033 or $0.06 per share on a basic and diluted basis.  By comparison, during the first fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $4,440 or $0.09 per share on a basic and diluted basis.

Liquidity and Capital Resources

At December 31, 2012 we had cash on hand of $4,629 compared to cash on hand of $4,601 at September 30, 2012.  At December 31, 2012 total current liabilities exceeded total current assets by $60,839.  That was mainly due to the EBRD loan and put option and the Investor notes being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

As discussed in Note 1 of the Condensed Consolidated Financial Statements, in 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base. As of December 31, 2012 the outstanding loan balance and accrued interest of the EBRD Loan was $21,791.  The EBRD Loan matures in May 2015.  The EBRD Loan is collateralized by the property and bank accounts of Balykshi and CRE.  Balykshi is required to repay the principal and accrued interest under the EBRD Loan in eight semi-annual repayment installments commencing on November 20, 2011 and due each November 20 and May 20 thereafter.  To date, none of the semi-annual repayment installments have been made, which may constitute an event of default under our financing agreements with EBRD.

EBRD also provided us a $10,000 equity investment in exchange for a 22% equity interest in Balykhsi.  To secure this funding, we were required to grant EBRD a put option that requires us to repurchase the interest in Balykshi between June 2013 and June 2017, except upon the occurrence of an event of default, in which case EBRD may accelerate the put period and immediately put the Balykshi shares to us for purchase.  If EBRD puts the Balykhsi shares to us as the result of the occurrence of an event of default, the purchase price will be $10,000 plus a 20% annual rate of return.

In connection with the EBRD financing agreements the Company is also obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, further dredging works are required at the marine base, but we currently have insufficient funds to complete the dredging works.  The failure to provide the funding for or to complete dredging could result in an event of default and trigger EBRD’s acceleration rights.

Should EBRD accelerate its loan or its put option or should the Loan Restructuring Agreement with Investor not close, we would have insufficient funds to satisfy our obligations to EBRD and or to Investor, individually or collectively. If we are unable to satisfy those obligations, EBRD and/or Investor could seek any legal remedy available to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which, in the case of EBRD includes the marine base and other assets and bank accounts of Balykshi and CRE, and in the case of Investor includes other assets of the Company.

We continue to work to restructure our outstanding financial obligations.  As discussed above, during the quarter we agreed in principle to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to EBRD and Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  While the parties to the Term Sheet have agreed to the following terms in principle, there is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms set forth below, or at all.

The following amendments to our outstanding financing agreements with EBRD and Investor have been discussed:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD loan agreement (approximately $3,300) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of our then outstanding common stock.

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

During the first fiscal quarter 2013 we made an $800 cash payment to the Investor which was credited as a reduction of the interest due, as per the Term Sheet as noted above. Subsequent to the quarter-end we made an additional payment of $400.

For reasons detailed above, our operating revenues continue to fall.  While we have made great efforts to correspondingly reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the North Caspian Sea to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In an effort to diversify our operations we have entered the Turkmenistan market,  During the first fiscal quarter 2013 we also set up a Russian subsidiary preparatory to entering the Russian market. Unless we are able to exploit new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2012 and 2011.

	Period ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,391)	$815
Net cash provided by (used in) investing activities	1,872	(311)
Net cash used in financing activities	(800)	(2,000)
Effect of exchange rate changes on cash	347	(506)
Net Change in Cash	$28	$(2,002)

Net cash flow from operations for the three months ended December 31, 2012 was negative.  This negative cash flow included, among other things, cash outflow to our vendors of $459, advances paid of $579, and accrued expenses of $461.

Net cash provided by investing activities for the three months ended December 31, 2012 mostly represents cash received from the sale of a vessel of $2,894 and payment for vessel shooter of $850.

Net cash used in financing activities during the three months ended December 31, 2012 represents partial payment of interest due to Investor under the Notes.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 years

Loans from Investor	$38,330	$38,330	$-	$-	$-
Loans from EBRD	21,791	21,791	-	-	-
Accelerated put option liability	18,326	18,326	-	-	-
Operating leases - vessels	211	211	-	-	-
Operating leases - other than vessels	511	511	-	-	-
Total	$79,169	$79,169	$-	$-	$-

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,866, including interest, at December  31, 2012.

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

As of December 31, 2012 and September 30, 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan.

As discussed in more detail above, during the first fiscal 2013 we entered into a non-binding Term Sheet with EBRD and Investor setting forth the terms of a restructuring of our financial obligations to EBRD and Investor, including the possibility of restructuring the MOBY Loan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2012 filed on January 15, 2013.

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

CASPIAN SERVICES, INC.

Date: February 19, 2013	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: February 19, 2013	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer