Form 10-Q
period 2013-03-31
CASPIAN SERVICES INC
filed 2013-05-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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
Yes ☐   No ☒

As of May 10, 2013, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	March 31,	September 30,
	2013	2012
ASSETS
Current Assets
Cash	$ 1,366	$ 4,601
Trade accounts receivable, net of allowance of $2,842 and $1,578, respectively	11,386	7,122
Trade accounts receivable from related parties, net of allowance of $3,232 and $3,254, respectively	1,307	995
Other receivables	513	461
Inventories	1,544	1,900
Inventories held for sale, net of allowance of $1,316 and $1,592, respectively	850	854
Prepaid taxes	1,609	2,173
Advances paid	670	789
Deferred tax assets	2,629	1,896
Prepaid expenses and other current assets	743	826
Total Current Assets	22,617	21,617
Vessels, equipment and property, net	55,441	58,928
Drydocking costs, net	329	12
Goodwill	228	229
Intangible assets, net	69	100
Long-term prepaid taxes	5,095	5,433
Investments	13	13
Long-term other receivables, net of current portion	1,111	1,144
Total Assets	$ 84,903	$ 87,476

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$ 1,839	$ 2,384
Accrued expenses	1,305	761
Taxes payable	1,366	1,303
Deferred revenue	1,082	6
Accelerated put option liability	18,820	17,822
Long-term debt - current portion	60,700	59,614
Total Current Liabilities	85,112	81,890
Long-term deferred revenue from related parties	2,757	2,866
Long-term deferred income tax liability	115	292
Total Long-Term Liabilities	2,872	3,158
Total Liabilities	87,984	85,048
Equity (Deficit)
Common stock, $0.001 par value per share; 500,000,000 and 150,000,000 shares
authorized, respectively, 52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,816	64,799
Accumulated deficit	(43,631)	(38,350)
Accumulated other comprehensive loss	(14,836)	(14,995)
Equity attributable to Caspian Services, Inc. Shareholders	6,402	11,507
Deficit attributable to noncontrolling interests	(9,483)	(9,079)
Total Equity (Deficit)	(3,081)	2,428
Total Liabilities and Equity (Deficit)	$ 84,903	$ 87,476

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2013	2012	2013	2012

Revenues
Vessel revenues	$ 440	$ 2,780	$ 4,142	$ 8,469
Geophysical service revenues	8,237	1,362	9,311	3,635
Marine base service revenues (which includes $165 and $317 from related parties for the three and six months ended March 31, 2013, respectively and $166 and $284 from related parties for the three and six months ended March 31, 2012, respectively)	304	247	551	518

Total Revenues	8,981	4,389	14,004	12,622

Operating Expenses
Vessel operating costs	1,942	1,674	3,887	5,258
Cost of geophysical service revenues	3,095	1,314	4,311	3,195
Cost of marine base service	261	48	432	259
Depreciation and amortization	1,487	1,741	3,029	3,752
Impairment loss	-	150	-	150
General and administrative expense	3,474	2,307	6,288	4,922

Total Costs and Operating Expenses	10,259	7,234	17,947	17,536

Loss from Operations	(1,278)	(2,845)	(3,943)	(4,914)

Other Income (Expense)
Interest expense	(1,680)	(1,707)	(3,533)	(3,363)
Foreign currency transaction gain (loss)	(69)	200	(150)	(409)
Interest income	12	72	38	94
Other non-operating income (loss), net	(111)	283	1,241	56

Net Other Expense	(1,848)	(1,152)	(2,404)	(3,622)

Loss from Continuing Operations Before Income Tax	(3,126)	(3,997)	(6,347)	(8,536)
Benefit from income tax	403	232	609	281
Net loss	(2,723)	(3,765)	(5,738)	(8,255)

Net loss attributable to noncontrolling interests	475	467	457	517

Net loss attributable to Caspian Services, Inc.	$ (2,248)	$ (3,298)	$ (5,281)	$ (7,738)

Basic and Diluted Loss per Share	$ (0.05)	$ (0.07)	$ (0.11)	$ (0.16)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

Net loss attributable to Caspian Services, Inc.	$ (2,248)	$ (3,298)	$ (5,281)	$ (7,738)
Currency translation adjustment	302	183	159	(149)
Total comprehensive loss	$ (1,946)	$ (3,115)	$ (5,122)	$ (7,887)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (5,738)	$ (8,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,029	3,752
Impairment loss	-	150
Gain on sale of property and equipment	(1,070)	-
Accrued interest on accelerated put option	998	990
Foreign currency transaction loss	67	409
Stock based compensation	16	44
Changes in current assets and liabilities:
Trade accounts receivable	(4,318)	7,366
Trade accounts receivable from related parties	(326)	1,527
Other receivables	(55)	(141)
Inventories	343	29
Inventories held for sale	(2)	40
Prepaid taxes	558	(809)
Advances paid	107	(1,238)
Deferred tax assets	(746)	347
Prepaid expenses and other current assets	79	272
Long-term prepaid taxes	304	6
Long-term other receivables, net of current portion	26	29
Accounts payable	(564)	(2,093)
Accounts payable to related parties	4	(15)
Accrued expenses	3,231	1,877
Taxes payable	71	(1,394)
Deferred revenue	1,079	(581)
Long-term deferred revenue from related parties	(91)	(75)
Long-term deferred income tax liability	(176)	(67)
Net cash provided by (used in) operating activities	$ (3,174)	$ 2,170

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	2,892	-
Payments to purchase vessels, equipment and property	(1,424)	(317)
Net cash provided by (used in) investing activities	$ 1,468	$ (317)

Cash flows from financing activities:
Payments on long-term debt	(1,400)	(2,000)
Net cash used in financing activities	$ (1,400)	$ (2,000)
Effect of exchange rate changes on cash	(129)	(462)
Net change in cash	(3,235)	(609)
Cash at beginning of period	4,601	6,136
Cash at end of period	$ 1,366	$ 5,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,400	$ -
Cash paid for income tax	-	449

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 15, 2013. Operating results for the six-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”), collectively “Caspian” or the “Company.”  KMG owns a 50% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”).  Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests is accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

Business Condition — In September 2011 the Company executed an agreement to consolidate and restructure certain outstanding loans (the “Loan Restructuring Agreement”) with an otherwise unrelated individual (the “Investor”).  Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure certain EBRD financing agreements with the Company, discussed in more detail below.  Until the closing of the Loan Restructuring Agreement the restructured loans will be treated as current liabilities.

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
March 31, 2013 (UNAUDITED)
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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first three semi-annual repayment installments, due November 20, 2011, May 20, 2012, and November 20, 2012 were not made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at March 31, 2013 and September 30, 2012. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of accelerated put option liability was $18,820 and $17,822 as of March 31, 2013 and September 30, 2012. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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

During December 2012 the Company, EBRD and Investor outlined the terms of a potential restructuring of the Company’ financial obligations to EBRD and Investor in a non-binding term sheet (“Term Sheet”). For an explanation of the principle terms and conditions of the Term Sheet, please see Note 4 – Notes Payable.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to successfully negotiate and conclude restructured financing agreements with EBRD and Investor and its ability to generate sufficient revenue from operations, or to identify a financing source that will provide the Company the ability to satisfy its repayment and guarantee obligations under the restructured financing agreements. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three and six months ended March 31, 2013 the Company had 800,000 options outstanding, 441,862 non-vested restricted shares outstanding and 367,580,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and six months ended March 31, 2012, the Company had 800,000 options outstanding, 735,785 non-vested restricted shares outstanding and 349,488,570 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accelerated Put Option Liability — In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $18,820, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At March 31, 2013 and September 30, 2012 the Company had $1,082 and $6, respectively, of deferred revenue related to these prepaid services.

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
March 31, 2013 (UNAUDITED)
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

NOTE 2 — SALE OF A VESSEL

In October 2012 the Company sold one of its vessels, which resulted in a gain of approximately $1,070 in other non-operating income.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 — ATASH MARINE BASE

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

NOTE 4 — NOTES PAYABLE

Notes payable consists of the following:

	March 31,	September 30,
	2013	2012

Non-negotiable promissory note payable to an investor; interest at 0.26%	$ 10,842	$ 10,828

Convertible consolidated promissory note payable to an investor; interest at 12%	27,723	27,467

EBRD loan and accrued interest at 7% due May 2015; secured by
property and bank accounts	22,135	21,319

Total Long-term Debt	60,700	59,614
Less: Current Portion	(60,700)	(59,614)
Long-term Debt - Net of Current Portion	$ -	$ -

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

The following amendments to the Company’s outstanding financing agreements with EBRD and Investor have been discussed between the parties:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD Loan agreement (approximately $3,600) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of the then outstanding common stock of the Company.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
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
•
The Non-negotiable Note in the principal amount of $10,800, along with i) all outstanding overdue interest (approximately $42 at March 31, 2013), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $3,280) would be converted into Company common stock. Following the restructuring, it is anticipated Investor would own approximately 65% - 70% of the then outstanding common stock of the Company.

•
The balance of the outstanding overdue interest on the Consolidated Note would be treated as follows: $1,600 would be paid in cash by the Company to Investor and the balance would be converted into principal of the restructured Consolidated Note, which is anticipated to be in the principal amount of approximately $22,400.

•	The restructured Consolidated Note would not be convertible into common stock of the Company and its repayment terms would be revised to align with the repayment terms of the restructured EBRD Loan.

During the six months ended March 31, 2013 the Company made cash payments to the Investor totaling $1,400 which has been credited as a reduction of the interest due to Investor.

NOTE 5 — STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three and six months ended March 31, 2013 was $8 and $16, as compared to was $31 and $44 during the three and six months ended March 31, 2012 and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at March 31, 2013 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2012	441,862	$0.21
Stock granted	-	-
Stock vested	-	-
Non-vested at March 31, 2013	441,862	$0.21

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The value of the non-vested stock under the Company’s compensation plan at March 31, 2013 is $13.  As of March 31, 2013 unrecognized stock-based compensation was $16 and will be recognized over the weighted average remaining term of 0.79 years.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

MOBY — During October 2008 the Company entered into a lease agreement with MOBY for the lease of three hectares of space at the marine base to operate a vessel repair and drydock facility. Balykshi owns a 20% joint venture interest in MOBY. The lease agreement is for 20 years and calls for a fixed rent payment of $290 per year. In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010. This prepayment has been recorded as long-term deferred revenue from related parties on the balance sheet.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The lease revenue recognized from MOBY for the three and six months ended March 31, 2013 was $165 and $317, respectively.

The lease revenue recognized from MOBY for the three and six months ended March 31, 2012 was $166 and $284, respectively.

Accounts receivable from related parties as of March 31, 2013 and September 30, 2012 consisted of the following:

Related Party's Name	Description	March 31, 2013	September 30, 2012

Bolz LLP	Seismic services	$ 3,232	$ 3,254
MOBY	Marine base	1,183	987
Others	Other costs	124	8
	Allowance for doubtful accounts	(3,232)	(3,254)
TOTAL		$ 1,307	$ 995

Long-term deferred revenue from related parties as of March 31, 2013 and September 30, 2012 consisted of the following:

Related Party's Name	Description	March 31, 2013	September 30, 2012

MOBY	Advance received for land rental	$ 2,757	$ 2,866
TOTAL		$ 2,757	$ 2,866

NOTE 8 — FAIR VALUE MEASUREMENTS

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

Recurring basis:

At March 31, 2013 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $17,822 at September 30, 2012. As of March 31, 2013 the amount was valued at $18,820, which is the amount the Company would have to pay if EBRD accelerated its put option. The $998 increase during the six months ended March 31, 2013 reflects the 20% rate of return.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Capital Expenditures
Vessel Operations	$ 27	$ 6	$ 881	$ 10
Geophysical Services	456		547	307
Marine Base Services	(14)	-	58	-
Total segments	469	6	1,486	317
Corporate assets	(5)	-	-	-
Less intersegment investments	(62)	-	(62)	-
Total consolidated	$ 402	$ 6	$ 1,424	$ 317

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Revenues
Vessel Operations	$ 1,113	$ 2,784	$ 4,815	$ 8,473
Geophysical Services	8,292	1,362	9,366	3,635
Marine Base Services	314	343	3,160	717
Total segments	9,719	4,489	17,341	12,825
Corporate revenue	-	-	-	-
Less intersegment revenues	(738)	(100)	(3,337)	(203)
Total consolidated	$ 8,981	$ 4,389	$ 14,004	$ 12,622

Depreciation and Amortization
Vessel Operations	$ (537)	$ (706)	$ (1,110)	$ (1,683)
Geophysical Services	(577)	(665)	(1,188)	(1,322)
Marine Base Services	(372)	(369)	(730)	(747)
Total segments	(1,486)	(1,740)	(3,028)	(3,752)
Corporate depreciation and amortization	(1)	(1)	(1)	-
Total consolidated	$ (1,487)	$ (1,741)	$ (3,029)	$ (3,752)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	(10)	-	(37)	-
Marine Base Services	(1,212)	(1,471)	(2,581)	(2,712)
Total segments	(1,222)	(1,471)	(2,618)	(2,712)
Corporate interest expense	(458)	(236)	(915)	(651)
Total consolidated	$ (1,680)	$ (1,707)	$ (3,533)	$ (3,363)

Income/(Loss) Before Income Tax
Vessel Operations	$ (1,765)	$ (847)	$ (3,183)	$ (1,576)
Geophysical Services	3,751	(869)	2,393	(1,796)
Marine Base Services	(4,284)	(2,022)	(4,150)	(4,232)
Total segments	(2,298)	(3,738)	(4,940)	(7,605)
Corporate loss	(828)	(259)	(1,407)	(931)
Total consolidated	$ (3,126)	$ (3,997)	$ (6,347)	$ (8,536)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Benefit from (Provision for) Income Tax
Vessel Operations	$ 1,249	$ 497	$ 1,455	$ 192
Geophysical Services	(846)	(265)	(846)	89
Marine Base Services	-	-	-	-
Total segments	403	232	609	281
Corporate provision for income tax	-	-	-	-
Total consolidated	$ 403	$ 232	$ 609	$ 281

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	98	82	80	(299)
Marine Base Services	377	385	377	816
Total segments	475	467	457	517
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ 475	$ 467	$ 457	$ 517

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ (516)	$ (350)	$ (1,728)	$ (1,384)
Geophysical Services	3,003	(1,052)	1,627	(2,006)
Marine Base Services	(3,907)	(1,636)	(3,773)	(3,416)
Total segments	(1,420)	(3,038)	(3,874)	(6,806)
Corporate loss	(828)	(260)	(1,407)	(932)
Total consolidated	$ (2,248)	$ (3,298)	$ (5,281)	$ (7,738)

			March 31,	September 30,
Segment Assets			2013	2012
Vessel Operations			$ 19,187	$ 18,645
Geophysical Services			25,524	20,876
Marine Base Services			78,866	47,663
Total segments			123,577	87,184
Corporate assets			6,838	86,326
Less intersegment investments			(45,512)	(86,034)
Total consolidated			$ 84,903	$ 87,476

NOTE 10 – SUBSEQUENT EVENTS

On May 10, 2013, the Company amended its Articles of Incorporation to increase the authorized common stock of the Company from 150,000,000 shares to 500,000,000 shares.

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

During the six months ended March 31, 2013, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2013	2012	% change	2013	2012	% change
VESSEL OPERATIONS
Operating Revenue	$ 1,113	$ 2,784	-60%	$ 4,815	$ 8,473	-43%
Pretax Operating Income/(Loss)	(1,765)	(847)	108%	(3,183)	(1,576)	102%

GEOPHYSICAL SERVICES
Operating Revenue	$ 8,292	$ 1,362	509%	$ 9,366	$ 3,635	158%
Pretax Operating Income/(Loss)	3,751	(869)	-532%	2,393	(1,796)	-233%

MARINE BASE SERVICES
Operating Revenue	$ 314	$ 343	-8%	$ 3,160	$ 717	341%
Pretax Operating Loss	(4,284)	(2,023)	112%	(4,150)	(4,232)	-2%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(828)	(259)	220%	(1,407)	(931)	51%

Summary of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

            Total revenue during the three months ended March 31, 2013 was $8,981 compared to $4,389 during the three months ended March 31, 2012, an increase of 105%. Vessel revenues were down 84% as we generally completed our major contract with Saipem – during the second fiscal quarter 2013 we had just one vessel under charter to Saipem vs. three vessels during the second fiscal quarter 2012.  Geophysical revenues were up by 505% as Tatarka started generating revenues from a few new seismic projects during the second quarter 2013.

Thanks to Tatarka’s profitable projects, our loss from operations decreased to $1,278 during the second fiscal quarter 2013 in comparison with last year’s second fiscal quarter loss from operations of $2,845.

Vessel Operations

Second fiscal quarter 2013 revenue from vessel operations of $440 was 84% lower than the second fiscal quarter 2012. The completion of most projects with Saipem and the sale of a vessel during the first fiscal quarter 2013 resulted in lower vessel utilization rates. We expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea.  Therefore, we are working to engage our vessel fleet outside of Kazakhstan, namely in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended March 31, 2013 vessel operating costs of $1,942 were 16% higher than during the three months ended March 31, 2012.  This increase in vessel operating costs was largely attributable to some expensive repairs that were made during the second fiscal quarter 2013 to prepare vessels for the summer operating season.

Decreased margins meant our net loss from vessel operations in the second fiscal quarter 2013 was $516 compared to a net loss of $350 in the second fiscal quarter of 2012.

Geophysical Services

Currently, Tatarka is involved in three seismic projects with high operating margins.  As a result, our seismic operations realized a 505% increase in revenues compared to the same period last year.  While we expect these projects to lead to higher seismic revenue in the short-term (we anticipate the projects will be completed during the current fiscal year), given the uncertainty of the seismic market in general and our ability to win future tenders, we believe this is more likely a short-term jump in revenue rather than an indication of a trend toward increasing demand and higher seismic revenues.

Our costs of geophysical service revenues increased by 136% in the second fiscal quarter 2013 compared to the second fiscal quarter 2012, as the level of operational activity increased. We realized higher than average operating margins on the three new seismic projects.  This helped contribute to net income from geophysical operations of $3,003 during the second fiscal quarter 2013 compared to a loss of $1,052 in the second fiscal quarter 2012.

Marine Base Services

Our marine base services revenues during the second fiscal quarter 2013 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,212 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the second fiscal quarter 2013 we realized a marine base services net loss of $3,907 compared to a net loss of $1,636 during the second fiscal quarter 2012.

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

Corporate Administration

During the second fiscal quarter 2013, net loss from corporate administration was $828 compared to $260 during the second fiscal quarter 2012.  Interest accrual was lower during the second fiscal quarter 2012 as a result of the restructuring a portion of our outstanding loans acquired by Investor during the fourth fiscal quarter 2011.

General and Administrative Expenses

General and administrative expenses increased 51% to $3,474 during the quarter ended March 31, 2013. This increase is mostly attributable to a provision for doubtful debt of $1,304 incurred during the second fiscal quarter 2013 to reflect the risks associated with late payments from one of our vessel segment clients.

Depreciation

Depreciation expense decreased by $254 or 15% to $1,487 during the second fiscal quarter 2013 compared to the second fiscal quarter 2012.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2013. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

Exchange Loss

During the second fiscal quarter 2013 we realized an exchange loss of $69 compared to an exchange income of $200 during the second fiscal quarter 2012. This was caused mainly by a decrease in cash balance denominated in US dollars and Euros during the second fiscal quarter 2013 compared to the second fiscal quarter 2012. It is our policy to try and match foreign currency costs with foreign currency income. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,680 was $27 or 2% lower during the three months ended March 31, 2013 than during the three months ended March 31, 2012.

Other Non-Operating Income (Loss), Net

During the second fiscal quarter 2013 we realized an other non-operating net loss of $111 compared to other non-operating net income of $283 during the second fiscal quarter 2012.  This change from a net income to a net loss is principally the result of the recognition of other income from the reversal of bad debt provision of $338 recognized during the second fiscal quarter 2012.

Net Other Expenses

Net other expenses increased 60% to $1,848 during the second fiscal quarter 2013. This increase was mostly caused by the foreign currency exchange loss and other non-operating loss incurred during the second fiscal quarter 2013.

Benefit from Income Tax

During the three months ended March 31, 2013 we had a benefit from income tax of $403 compared to a benefit of $232 during the three months ended March 31, 2012. This increase in tax benefit was caused by significant loss and provision for doubtful accounts recognized in the vessel segment entities during the second fiscal quarter 2013.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $2,248 or $0.05 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $3,298 or $0.07 per share on a basic and diluted basis.

Six months ended March 31, 2013 compared to the six months ended March 31, 2012

Total revenue during the six months ended March 31, 2013 was $14,004 compared to $12,622 during the six months ended March 31, 2012, an increase of 11%. Vessel revenues were down 51% as we generally completed our major contract with Saipem – during the six months ended March 31, 2013 we had, on average, only two vessels under charter to Saipem vs. four vessels during the six months ended March 31, 2012. Geophysical revenues were up by 156% as Tatarka began generating revenues from a few new seismic projects during the second quarter 2013.

Thanks to Tatarka’s profitable projects, our loss from operations decreased to $3,943 during the six months ended March 31, 2013 in comparison with loss of $4,914 during the six months ended March 31, 2012.

Vessel Operations

During the six months ended March 31, 2013 revenue from vessel operations of $4,142 was 51% lower than during the same period of the previous year. The completion of most projects with Saipem during the first fiscal quarter 2012 and sale of one of the vessel during the first fiscal quarter 2013 resulted in lower vessel utilization rates in comparison with the comparative period. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea.

Despite the fact that we incurred some expensive repair costs during the quarter ended March 31, 2013, during the six months ended March 31, 2013 vessel operating costs of $3,887 were 26% lower than during the six months ended March 31, 2012.  This decrease reflected the decrease in operating activity.

While we were able to decrease our vessel operating expenses 26%, this was not sufficient to offset the 51% decrease in vessel revenues caused by decreased vessel utilization during the six months ended March 31, 2013, largely because many of our vessel operating costs are fixed by nature (e.g. maintenance costs).  As a result, our loss from vessel operations during the six months ended March 31, 2013 increased to $1,728 from $1,384 during the six months ended March 31, 2012.

Geophysical Services

As discussed above, our seismic operations demonstrated a significant improvement as Tatarka began three seismic projects with high operating margins during the quarter.

Our costs of geophysical service revenues increased by 35% during the six months ended March 31, 2013 compared to the six months ended March 31, 2012, as the level of operational activity increased. Higher than average operating margins for Tatarka’s new projects resulted in net income from geophysical operations of $1,627 during the six months ended March 31, 2013 compared to a loss of $2,006 during the six months ended March 31, 2012.

Marine Base Services

Our marine base services revenues during the six months ended March 31, 2013 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $2,581 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the six months ended March 31, 2013 we realized a marine base services loss of $3,773 compared to a loss of $3,416 during the six months ended March 31, 2012.

As discussed above in the three-month comparison, although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the six months ended March 31, 2013, net loss from corporate administration was $1,407 compared to $932 during the six months ended March 31, 2012.  As discussed above, most of this increase is attributable to the effects of restructuring a portion our the loans outstanding pursuant to the Facility agreements during the fourth fiscal quarter 2011.

General and Administrative Expenses

General and administrative expenses increased 28% to $6,288 during the six months ended March 31, 2013. This increase was mostly attributable to a provision for doubtful debt of $1,304 incurred during the second fiscal quarter 2013 to reflect the risks associated with late payments from one of our vessel segment clients.

Depreciation

Depreciation expense of $3,029 charged during the six months ended March 31, 2013 was 19% lower than the comparative period 2012. This decrease was caused by the fact that a number of our properties were fully depreciated in fiscal 2012. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

Interest Expense

Interest expense of $3,533 was 5% higher during the six months ended March 31, 2013 than during the six months ended March 31, 2012. Most of this increase is attributable to compounding of interest on Investor’s Consolidated Note.

Exchange Loss

During the six months ended March 31, 2013 we realized an exchange loss of $150 compared to an exchange loss of $409 during the same period of 2012. This was caused mainly by a decrease in cash balance denominated in US dollars and Euros during the six months ended March 31, 2013 compared to the six months ended March 31, 2012. It is our policy to try and match foreign currency costs with foreign currency income. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-Operating Income (Loss), Net

During the six-month period ended March 31, 2013 we realized other non-operating net income of $1,241 compared to $56 during the six-month period ended March 31, 2012.  This increase in other non-operating net income during the six-month period ended March 31, 2013 was mostly attributable to a net gain of $1,070 from the sale of vessel made during the 2013 period.

Net Other Expenses

Net other expenses decreased 34% to $2,404 during the six months ended March 31, 2013.  This decrease is mostly attributable to the profitable transaction on the sale of a vessel, decreased foreign currency transaction loss and increased other non-operating net income during the period.

Benefit from Income Tax

During the six months ended March 31, 2013 we recognized a benefit from income taxes of $609 compared to a benefit from income taxes of $281 during the six months ended March 31, 2012.  This increase in tax benefit was caused by significant loss and provision for doubtful accounts recognized in the vessel segment entities during the six months ended March 31, 2013.
 Each entity is taxed separately in Kazakhstan.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2013 net loss attributable to Caspian Services, Inc. decreased 32% to $5,281 or $0.11 per share on a basic and diluted basis.  By comparison, during the six months ended March 31, 2012 we realized a net loss attributable to Caspian Services, Inc. of $7,738 or $0.16 per share on a basic and diluted basis.

Liquidity and Capital Resources

For reasons detailed above, our operating revenues continue to be insufficient to meet our operating expenses and other obligations.  While we have made great efforts to reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the north Caspian Sea to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In an effort to diversify our operations, with the intent of increasing revenue, we have entered the Turkmenistan market.  During the first fiscal quarter 2013 we also set up a Russian subsidiary preparatory to entering the Russian market. Unless we are able to exploit new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

At March 31, 2013 we had cash on hand of $1,366 compared to cash on hand of $4,601 at September 30, 2012. This reduction in cash is mainly due to the decreased activity and revenue in our vessel segment.  At March 31, 2013 total current liabilities exceeded total current assets by $62,495.  That was mainly due to the EBRD loan and put option and the Investor notes being classified as current liabilities.  As explained in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

As discussed in Note 1 of the Condensed Consolidated Financial Statements, in 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base. As of March 31, 2013 the outstanding loan balance and accrued interest of the EBRD Loan was $22,135.  The EBRD Loan matures in May 2015.  The EBRD Loan is collateralized by the property and bank accounts of Balykshi and CRE.  Balykshi is required to repay the principal and accrued interest under the EBRD Loan in eight semi-annual repayment installments commencing on November 20, 2011 and due each November 20 and May 20 thereafter.  To date, none of the semi-annual repayment installments have been made, which may constitute an event of default under our financing agreements with EBRD.  We do not anticipate making the May 20, 2013 installment payment.

EBRD also provided us a $10,000 equity investment in exchange for a 22% equity interest in Balykhsi.  To secure this funding, we were required to grant EBRD a put option that requires us to repurchase EBRD’s interest in Balykshi between June 2013 and June 2017, except upon the occurrence of an event of default, in which case EBRD may accelerate the put period and immediately put the Balykshi shares to us for purchase.  If EBRD puts the Balykhsi shares to us as the result of the occurrence of an event of default, the purchase price will be $10,000 plus a 20% annual rate of return.

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

Should EBRD accelerate its loan or its put option or should the Loan Restructuring Agreement with Investor not close, we would have insufficient funds to satisfy our obligations to EBRD and or to Investor, collectively or individually. If we are unable to satisfy those obligations, EBRD and/or Investor could seek any legal remedy available to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which, in the case of EBRD includes the marine base and other assets and bank accounts of Balykshi and CRE, and in the case of Investor includes other assets of the Company.

We continue to work to restructure our outstanding financial obligations.  As discussed herein, in December 2012 we agreed in principle to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to EBRD and Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  While the parties to the Term Sheet have agreed to the following terms in principle, there is no guarantee the parties will be successful in negotiating, obtaining approval of or concluding definitive restructured financing agreements on the terms set forth below, or at all.

The following amendments to our outstanding financing agreements with EBRD and Investor have been discussed:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD loan agreement (approximately $3,600) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of our then outstanding common stock.

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
•
The Non-negotiable Note in the principal amount of $10,800 , along with i) all outstanding overdue interest (approximately $42 at March 31, 2013), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $3,280) would be converted into Company common stock. Following the restructuring, it is anticipated Investor would own approximately 65% - 70% of the then outstanding common stock of the Company.

•
The balance of the outstanding overdue interest on the Consolidated Note would be treated as follows: $1,600 would be paid in cash by us to Investor and the balance would be converted into principal of the restructured Consolidated Note, which is anticipated to be in the principal amount of approximately $22,400.

•	The restructured Consolidated Note would no longer be convertible into our common stock and its repayment terms will be revised to align with the repayment terms of the restructured EBRD Loan.

During the six months ended March 31, 2013 we made an $1,400 cash payment to the Investor which was credited as a reduction of the interest due, as per the Term Sheet as noted above.

On April 30, 2013 we held a Special Meeting in Lieu of our 213 Annual Meeting of Shareholders to ask our shareholders to approve an amendment to the Company’s Articles of Incorporation increasing the authorized common stock of the Company from 150,000,000 shares to 500,000,000 shares and to ratify changes to the Bylaws of the Company to, among other things, increase the number of authorized directorships, in connection with our efforts to restructure our obligations to Investor and EBRD.  These matters, as well as the other matters set forth in the Proxy Statement sent to our shareholders were approved by our shareholders at the meeting.  Details regarding the voting results at the meeting were disclosed in a Current Report on Form 8-K filed by the Company with the Commission on May 2, 2013.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our financial obligations to EBRD and Investor, increase our revenues and improve our operating results to a level that will allow us to service our financial obligations and/or to attract other significant sources of funding that would allow us to satisfy those obligations.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2013 and 2012.

	Period ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$ (3,174)	$ 2,170
Net cash provided by (used in) investing activities	1,468	(317)
Net cash used in financing activities	(1,400)	(2,000)
Effect of exchange rate changes on cash	(129)	(462)
Net Change in Cash	$ (3,235)	$ (609)

Net cash flow from operations for the six months ended March 31, 2013 was negative.  This negative cash flow was mostly due to increases in our trade accounts receivable of $4,318, which was partially offset by inflow from increase of advance received from geophysical customers of $1,079.

Net cash provided by investing activities for the six months ended March 31, 2013 mostly represents cash received from the sale of a vessel of $2,892, payment for vessel shooter of $850 and purchase of geophysical equipment of $547.

Net cash used in financing activities during the six months ended March 31, 2013 represents partial payment of interest due to Investor under the Notes.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 years
Loans from Investor	$ 38,565	$ 38,565	-	-	-
Loans from EBRD	22,135	22,135	-	-	-
Accelerated put option liability	18,820	18,820	-	-	-
Operating leases - vessels	941	941	-	-	-
Operating leases - other than vessels	207	207	-	-	-
Total	$ 80,668	$ 80,668	$ -	$ -	$ -

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,970, including interest, at March 31, 2013.

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

As of March 31, 2013 and September 30, 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2012 filed on January 15, 2013.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:	May 15, 2013	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer