Form 10-Q
period 2013-06-30
CASPIAN SERVICES INC
filed 2013-08-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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
Yes ☐   No☒

As of August 12, 2013, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)
	June 30,	September 30,
	2013	2012
ASSETS
Current Assets
Cash	$518	$4,601
Trade accounts receivable, net of allowance of $2,786 and $1,578, respectively	14,085	7,122
Trade accounts receivable from related parties, net of allowance of $3,215 and $3,254, respectively	1,384	995
Other receivables	435	461
Inventories	1,106	1,900
Inventories held for sale, net of allowance of $1,309 and $1,592, respectively	367	854
Assets of entity held for disposal	466	-
Prepaid taxes	1,379	2,173
Advances paid	717	789
Deferred tax assets	1,895	1,896
Prepaid expenses and other current assets	657	826
Total Current Assets	23,009	21,617
Vessels, equipment and property, net	51,679	58,928
Drydocking costs, net	396	12
Goodwill	227	229
Intangible assets, net	39	100
Long-term prepaid taxes	5,056	5,433
Investments	8	13
Long-term other receivables, net of current portion	1,029	1,144
Total Assets	$81,443	$87,476

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,503	$2,384
Accrued expenses	1,143	761
Taxes payable	525	1,303
Deferred revenue	15	6
Liabilities of entity held for disposal	466	-
Accelerated put option liability	19,318	17,822
Long-term debt - current portion	61,970	59,614
Total Current Liabilities	85,940	81,890
Long-term deferred revenue from related parties	2,698	2,866
Long-term deferred income tax liability	-	292
Total Long-Term Liabilities	2,698	3,158
Total Liabilities	88,638	85,048
Equity (Deficit)
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,824	64,799
Accumulated deficit	(46,644)	(38,350)
Accumulated other comprehensive loss	(15,330)	(14,995)
Equity attributable to Caspian Services, Inc. Shareholders	2,903	11,507
Deficit attributable to noncontrolling interests	(10,098)	(9,079)
Total Equity (Deficit)	(7,195)	2,428
Total Liabilities and Equity (Deficit)	$81,443	$87,476

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2013	2012	2013	2012

Revenues
Vessel revenues	$5,685	$5,205	$9,827	$13,674
Geophysical service revenues	3,491	2,320	12,829	5,955
Marine base service revenues (which includes $125 and $440 from related parties for the three and nine months ended June 30, 2013, respectively and $164 and $448 from related parties for the three and nine months ended June 30, 2012, respectively)	265	223	816	741
Total Revenues	9,441	7,748	23,472	20,370

Operating Expenses
Vessel operating costs	2,685	2,548	6,572	7,806
Cost of geophysical service revenues	2,197	1,354	6,382	4,465
Cost of marine base service	89	252	521	511
Depreciation and amortization	1,236	1,541	3,808	4,818
Impairment loss	-	27	-	177
General and administrative expense (which includes $198 to related parties for the three and nine months ended June 30, 2013)	1,870	2,709	7,984	7,369
Total Costs and Operating Expenses	8,077	8,431	25,267	25,146
Income (Loss) from Operations	1,364	(683)	(1,795)	(4,776)

Other Income (Expense)
Interest expense	(1,677)	(1,865)	(5,210)	(5,228)
Foreign currency transaction loss	(259)	(162)	(407)	(558)
Interest income	12	75	50	169
Other non-operating income (loss), net	272	52	1,259	56
Net Other Expense	(1,652)	(1,900)	(4,308)	(5,561)

Loss from Continuing Operations Before Income Tax	(288)	(2,583)	(6,103)	(10,337)
Benefit from (provision for) income tax	(413)	438	313	325
Net loss from continuing operations	(701)	(2,145)	(5,790)	(10,012)
Loss from discontinued operations	(2,790)	(977)	(3,359)	(1,664)
Net loss	(3,491)	(3,122)	(9,149)	(11,676)
Net loss attributable to noncontrolling interests	478	495	855	(1,311)
Net loss attributable to Caspian Services, Inc	$(3,013)	$(2,627)	$(8,294)	$(10,365)

Basic and Diluted Loss per Share from continuing operations	(0.01)	(0.04)	(0.11)	(0.19)
Basic and Diluted Loss per Share from discontinued operations	(0.05)	(0.02)	(0.06)	(0.03)
Basic and Diluted Loss per Share	$(0.06)	$(0.06)	$(0.17)	$(0.22)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

Net loss attributable to Caspian Services, Inc:
Loss from continuing operations, net of tax	$(223)	$(1,650)	$(4,935)	$(8,701)
Discontinued operations, net of tax	(2,790)	(977)	(3,359)	(1,664)
Currency translation adjustment	(494)	(484)	(335)	(633)
Total comprehensive loss	$(3,507)	$(3,111)	$(8,629)	$(10,998)

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,149)	$(11,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,808	5,525
Impairment loss	-	177
Loss from discontinuied operations	3,359	-
Gain on sale of property and equipment	(1,070)	-
Accrued interest on accelerated put option	1,496	1,681
Foreign currency transaction loss	407	553
Stock based compensation	25	63
Changes in current assets and liabilities:
Trade accounts receivable	(7,089)	4,265
Trade accounts receivable from related parties	(326)	1,418
Other receivables	100	(403)
Inventories	772	55
Inventories held for sale	480	40
Prepaid taxes	778	(486)
Advances paid	60	(910)
Deferred tax assets	(20)	90
Prepaid expenses and other current assets	160	346
Long-term prepaid taxes	315	(160)
Long-term other receivables, net of current portion	102	41
Accounts payable	115	(2,225)
Accounts payable to related parties	(81)	(28)
Accrued expenses	3,722	3,354
Taxes payable	(766)	(972)
Deferred revenue	10	(535)
Long-term deferred revenue from related parties	(136)	(121)
Long-term deferred income tax liability	(290)	(268)
Net cash used in operating activities	$(3,218)	$(176)

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	2,888	-
Payments to purchase vessels, equipment and property	(1,931)	(827)
Net cash provided by (used in) investing activities	$957	$(827)

Cash flows from financing activities:
Payments on long-term debt	(1,400)	(2,000)
Net cash used in financing activities	$(1,400)	$(2,000)
Effect of exchange rate changes on cash	(422)	(236)
Net change in cash	(4,083)	(3,239)
Cash at beginning of period	4,601	6,136
Cash at end of period	$518	$2,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,400	$-
Cash paid for income tax	-	478

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 15, 2013. Operating results for the nine-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

Business Condition – In September 2011 the Company executed an agreement to consolidate and restructure certain outstanding loans in the total aggregate amount of $35,246 (the “Loan Restructuring Agreement”) with an otherwise unrelated individual (the “Investor”).  Closing of the Loan Restructuring Agreement is subject to a number of closing conditions, including among other things, the Investor reaching agreement with the European Bank for Reconstruction and Development (“EBRD”) to restructure certain EBRD financing agreements with the Company, discussed in more detail below.  Until the closing of the Loan Restructuring Agreement the restructured loans will be treated as current liabilities.

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
June 30, 2013 (UNAUDITED)
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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at June 30, 2013 and September 30, 2012. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $19,318 and $17,822 as of June 30, 2013 and September 30, 2012. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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

During December 2012 the Company, EBRD and Investor outlined the terms of a potential restructuring of the Company’ financial obligations to EBRD and Investor in a non-binding term sheet (“Term Sheet”). For an explanation of the principle terms and conditions of the Term Sheet, please see Note 6 – Notes Payable.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
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

For the three and nine months ended June 30, 2013 the Company had 800,000 options outstanding, 441,862 non-vested restricted shares outstanding and 375,708,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended June 30, 2012, the Company had 800,000 options outstanding, 735,785 non-vested restricted shares outstanding and 356,965,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $19,318, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services. These prepayments have been deferred and are recognized as revenue as the services are provided. At June 30, 2013 and September 30, 2012 the Company had $22 and $6, respectively, of deferred revenue related to these prepaid services.

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
June 30, 2013 (UNAUDITED)
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
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 –KMG DISCONTINUED OPERATIONS

Subsequent to the quarter ended June 30, 2013 the Company decided to discontinue the operations of KMG   as it had not generated significant income for the last several fiscal years and, due to a lack of business prospects, the Company does not expect it will begin generating income in the foreseeable future. The closing of KMG will help the Company eliminate the losses it has been incurring as a result of KMG’s unprofitable operations and allow the Company to concentrate on more profitable projects.  The Company has agreed to sell the KMG shell company, (after closing down all operations and transferring the assets which may be used in the Company’s operations), to a manager of KMG for approximately $3.

As of June 30, 2013, KMG was considered an entity held for disposal. The Company recognized an impairment loss of $2,332 at June 30, 2013 to adjust the KMG assets to their fair value. The impaired assets consist mostly of seismic equipment and vehicles and, as noted above, some of the assets will be transferred to TatArka as a reduction of intercompany advances. The Company has also written off the remaining $1,971 of intercompany payable from KMG to CSI.

The $2,332 impairment loss and $1,027 of KMG operational losses are included in the loss from discontinued operations on the consolidated statements of operations for the nine months ended June 30, 2013.

NOTE 4 – INCREASE OF AUTHORIZED COMMON STOCK

On April 30, 2013 the Company held a Special Meeting in Lieu of the 2013 Annual Meeting of Shareholders to ask shareholders to approve an amendment to the Company’s Articles of Incorporation increasing the authorized common stock of the Company from 150,000,000 shares to 500,000,000 shares in connection with the Company’s efforts to restructure its obligations to Investor and EBRD.  These matters, as well as the other matters set forth in the Proxy Statement sent to Company’s shareholders were approved by shareholders at the meeting.  Details regarding the voting results at the meeting were disclosed in a Current Report on Form 8-K filed by the Company with the Commission on May 2, 2013.

NOTE 5– ATASH MARINE BASE

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

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base. As of the date of this report, Balykshi has failed to complete approximately $4,000 of the agreed upon scheduled work, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 6– NOTES PAYABLE

Notes payable consists of the following:

	June 30,	September 30,
	2013	2012

Non-negotiable promissory note payable to an investor; interest at 0.26%	$10,849	$10,828

Convertible consolidated promissory note payable to an investor; interest at 12%	28,530	27,467

EBRD loan and accrued interest at 7% due May 2015; secured by
property and bank accounts	22,591	21,319

Total Long-term Debt	61,970	59,614
Less: Current Portion	(61,970)	(59,614)
Long-term Debt - Net of Current Portion	$-	$-

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

The following amendments to the Company’s outstanding financing agreements with EBRD and Investor have been discussed between the parties:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD Loan agreement (approximately $4,100) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of the then outstanding common stock of the Company.

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
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

•
The Non-negotiable Note in the principal amount of $10,800, along with i) all outstanding overdue interest (approximately $49 at June 30, 2013), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $4,100) would be converted into Company common stock. Following the restructuring, it is anticipated Investor would own approximately 65% - 70% of the then outstanding common stock of the Company.

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

During the nine months ended June 30, 2013 the Company made cash payments to the Investor totaling $1,400 which has been credited as a reduction of the interest due to Investor.

Subsequent to the period ended June 30, 2013 the Company made the additional cash payment of $200 to the Investor.

On July 29, 2013, consistent with the terms agreed in the Term Sheet, the Company entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions.

In connection with the terms of the Term Sheet, the Company is also in negotiations to acquire Kyran Holdings Limited’s 50% share in MOBY for $300.  Among other things, it is anticipated that this transaction would be subject to payment by the parent company of Kyran Holdings of 50% of the outstanding loan balance and accrued interest.

Following the closing of the agreement with KMTF, and if the Company is successful in acquiring the Kyran Holdings interest, the Company will own 100% of MOBY and it is anticipated that CSI will be required to act as a guarantor of 100% of the obligations of the MOBY loan, which is anticipated to be approximately $5,100 following the 50% repayment by the Kyran Holdings parent.

NOTE 7 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three and nine months ended June 30, 2013 was $9 and $25, as compared to $19 and $63 during the three and nine months ended June 30, 2012 and is included in general and administrative expense in the accompanying financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

A summary of the non-vested stock under the Company’s compensation plan at June 30, 2013 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2012	441,862	$0.21
Stock granted	-	-
Stock vested	-	-
Non-vested at June 30, 2013	441,862	$0.21

The value of the non-vested stock under the Company’s compensation plan at June 30, 2013 is $18.  As of June 30, 2013 unrecognized stock-based compensation was $8 and will be recognized over the weighted average remaining term of 0.8 years.

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares on August 2, 2012. The grant has not yet been awarded.  It is anticipated these shares will be issued to Mr. Kotov prior to the end of fiscal 2013.

Mr. Kotov also became entitled to receive a restricted stock grant in the amount of 451,394 shares on August 2, 2013. The grant has not yet been awarded.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Purchase Commitments —In June 2013 Tatarka retained an unrelated third-party to source and procure geophysical equipment to expand and add one additional field crew. The total cost of the equipment required for the new crew is approximately $3,000. Subsequent to the quarter end the third-party was paid an advance for $1,800. The residual balance of $1,200 is due by December 31, 2013.

NOTE 9– RELATED PARTY TRANSACTIONS

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

The lease revenue recognized from MOBY for the three and nine months ended June 30, 2013 was $125 and $440, respectively.

The lease revenue recognized from MOBY for the three and nine months ended June 30, 2012 was $164 and $448, respectively.

Gis Caspy – During the fiscal 2013 the Company entered into a service agreement with Gis Caspy (a company related through a significant Company shareholder). Gis Caspy helped the Company sell two apartments in Aktau for a commission fee of $198.

Accounts receivable from related parties as of June 30, 2013 and September 30, 2012 consisted of the following:

Related Party's Name	Description	June 30, 2013	September 30, 2012

Bolz LLP	Seismic services	$3,215	$3,254
MOBY	Marine base	1,248	987
Others	Other costs	136	8
	Allowance for doubtful accounts	(3,215)	(3,254)
TOTAL		$1,384	$995

Long-term deferred revenue from related parties as of June 30, 2013 and September 30, 2012 consisted of the following:

Related Party's Name	Description	June 30, 2013	September 30, 2012

MOBY	Advance received for land rental	$2,698	$2,866
TOTAL		$2,698	$2,866

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Recurring basis:

At June 30, 2013 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement based on the underlying value of Balykshi using third party valuations and discounted cash flow analysis. The fair value of the put option liability was $17,822 at September 30, 2012. As of June 30, 2013 the amount was valued at $19,318, which is the amount the Company would have to pay if EBRD accelerated its put option. The $1,496 increase during the nine months ended June 30, 2013 reflects the 20% rate of return.

NOTE 11 – SEGMENT INFORMATION

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Capital Expenditures
Vessel Operations	$489	$194	$1,370	$204
Geophysical Services	21	316	568	623
Marine Base Services	-	-	58	-
Total segments	510	510	1,996	827
Corporate assets	-	-	-	-
Less intersegment investments	(3)	-	(65)	-
Total consolidated	$507	$510	$1,931	$827

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues
Vessel Operations	$6,103	$5,201	$10,918	$13,674
Geophysical Services	3,436	2,319	12,829	5,955
Marine Base Services	262	267	3,422	984
Total segments	9,801	7,787	27,169	20,613
Corporate revenue	-	-	-	-
Less intersegment revenues	(360)	(39)	(3,697)	(243)
Total consolidated	$9,441	$7,748	$23,472	$20,370

Depreciation and Amortization
Vessel Operations	$(540)	$(724)	$(1,650)	$(2,407)
Geophysical Services	(326)	(423)	(1,057)	(1,270)
Marine Base Services	(370)	(394)	(1,100)	(1,141)
Total segments	(1,236)	(1,541)	(3,807)	(4,818)
Corporate depreciation and amortization	-	-	(1)	-
Total consolidated	$(1,236)	$(1,541)	$(3,808)	$(4,818)

Interest expense
Vessel Operations	$-	$-	$-	$-
Geophysical Services	37	(4)	-	(4)
Marine Base Services	(1,269)	(1,277)	(3,850)	(3,989)
Total segments	(1,232)	(1,281)	(3,850)	(3,993)
Corporate interest expense	(445)	(584)	(1,360)	(1,235)
Total consolidated	$(1,677)	$(1,865)	$(5,210)	$(5,228)

Income/(Loss) Before Income Tax
Vessel Operations	$1,306	$480	$(1,877)	$(1,096)
Geophysical Services	362	(298)	3,287	(1,312)
Marine Base Services	(1,731)	(2,010)	(5,881)	(6,242)
Total segments	(63)	(1,828)	(4,471)	(8,650)
Corporate loss	(225)	(755)	(1,632)	(1,687)
Total consolidated	$(288)	$(2,583)	$(6,103)	$(10,337)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Benefit from (Provision for) Income Tax
Vessel Operations	$(285)	$222	$1,170	$414
Geophysical Services	(128)	216	(857)	(89)
Marine Base Services	-	-	-	-
Total segments	(413)	438	313	325
Corporate provision for income tax	-	-	-	-
Total consolidated	$(413)	$438	$313	$325

Loss from discontinued operations
Vessel Operations	$-	$-	$-	$-
Geophysical Services	(499)	(977)	(1,068)	(1,664)
Marine Base Services	-	-	-	-
Total segments	(499)	(977)	(1,068)	(1,664)
Corporate	(2,291)	-	(2,291)	-
Total consolidated	$(2,790)	$(977)	$(3,359)	$(1,664)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$-	$-	$-	$-
Geophysical Services	-	(353)	-	(353)
Marine Base Services	478	848	855	1,664
Total segments	478	495	855	1,311
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$478	$495	$855	$1,311

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$1,021	$702	$(707)	$(682)
Geophysical Services	(265)	(1,412)	1,362	(3,418)
Marine Base Services	(1,253)	(1,162)	(5,026)	(4,578)
Total segments	(497)	(1,872)	(4,371)	(8,678)
Corporate loss	(2,516)	(755)	(3,923)	(1,687)
Total consolidated	$(3,013)	$(2,627)	$(8,294)	$(10,365)

			June 30,	September 30,
Segment Assets			2013	2012
Vessel Operations			$21,646	$24,741
Geophysical Services			20,267	20,100
Marine Base Services			79,423	81,198
Total segments			121,336	126,039
Corporate assets			6,808	6,842
Less intersegment assets			(46,701)	(45,405)
Total consolidated			$81,443	$87,476

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the quarter end the Company made a $200 cash payment to the Investor which was credited as a reduction of the interest due. For more details see Note 6 – Notes Payable.

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

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

During the nine months ended June 30, 2013, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2013	2012	% change	2013	2012	% change

VESSEL OPERATIONS
Operating Revenue	$6,103	$5,201	17%	$10,918	$13,674	-20%
Pretax Operating Income/(Loss)	1,306	480	172%	(1,877)	(1,096)	71%

GEOPHYSICAL SERVICES
Operating Revenue	$3,436	$2,319	48%	$12,829	$5,955	115%
Pretax Operating Income/(Loss)	362	(298)	-221%	3,287	(1,312)	-351%

MARINE BASE SERVICES
Operating Revenue	$262	$267	-2%	$3,422	$984	248%
Pretax Operating Loss	(1,731)	(2,010)	-14%	(5,881)	(6,242)	-6%

CORPORATE ADMINISTRATION
Operating Revenue	$-	$-	n/a	$-	$-	n/a
Pretax Operating Loss	(225)	(755)	-70%	(1,632)	(1,687)	-3%

Summary of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

               Total revenue during the three months ended June 30, 2013 was $9,441 compared to $7,748 during the three months ended June 30, 2012, an increase of 22%. Vessel revenues were up 9% as we started some projects in the Russian sector of the Caspian Sea (Filanovsky field).  Geophysical revenues were up 50% as Tatarka continued to work projects commenced in the prior periods and started several new seismic projects during the third quarter 2013.

Primarily as a result of Tatarka’s profitable projects, our income from operations increased to $1,364 during the third fiscal quarter 2013 in comparison with last year’s third fiscal quarter loss from operations of $683.

Vessel Operations

Third fiscal quarter 2013 revenue from vessel operations of $5,685 was 9% higher than the third fiscal quarter 2012, as we started some projects in the Russian sector of the Caspian Sea.  As we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea we have continued to seek  opportunities to expand to other areas, including the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended June 30, 2013 vessel operating costs of $2,685 were 5% higher than during the three months ended June 30, 2012 in line with the revenue growth.

Increased margins meant our net income from vessel operations in the third fiscal quarter 2013 was $1,021 compared to a net income of $702 in the third fiscal quarter of 2012.

Geophysical Services

During the quarter ended June 30, 2013, Tatarka was involved in certain seismic projects with high operating margins.  As a result, our seismic operations realized a 50% increase in revenues compared to the same period last year.  While we expect these projects to lead to higher seismic revenue in the short-term (we anticipate the projects will be completed during the current fiscal year), given the uncertainty of the seismic market in general and our ability to win future tenders, we believe this is more likely a short-term jump in revenue rather than an indication of a trend toward increasing demand and higher seismic revenues.

Our cost of geophysical service revenues increased by 62% in the third fiscal quarter 2013 compared to the third fiscal quarter 2012, as the level of operational activity increased.

Subsequent to the quarter ended June 30, 2013 we determined to discontinue KMG operations. The corresponding loss from discontinued operations during the third fiscal quarter 2013 was $499 compared to $977 during the third fiscal quarter 2012.

 Higher than average operating margins for Tatarka’s new projects resulted in a decrease in net loss from geophysical operations to $265 during the third fiscal quarter 2013 compared to a net loss of $1,412 in the third fiscal quarter 2012.

Marine Base Services

Our marine base services revenues during the third fiscal quarter 2013 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,269 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the third fiscal quarter 2013 we realized a marine base services net loss of $1,253 compared to a net loss of $1,162 during the third fiscal quarter 2012.

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

Corporate Administration

During the third fiscal quarter 2013, net loss from corporate administration was $2,516 compared to $755 during the third fiscal quarter 2012. This increase in loss is the result of a $2,291 write-off of the balance due to CSI from KMG, in connection with our decision to terminate KMG, which we came to subsequent to the third fiscal quarter 2013.

General and Administrative Expenses

General and administrative expenses decreased 31% to $1,870 during the quarter ended June 30, 2013 mostly due to lower consulting expenses incurred during the third fiscal quarter 2013.

Depreciation

Depreciation expense decreased by $305 or 20% to $1,236 during the third fiscal quarter 2013 compared to the third fiscal quarter 2012.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2013. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

Foreign Currency Transaction Loss

During the third fiscal quarter 2013 we realized a foreign currency transaction loss of $259 compared to a foreign currency transaction loss of $162 during the third fiscal quarter 2012. This increase was caused mainly by the significant fluctuation of the Euro during the third fiscal quarter 2013 compared to the third fiscal quarter 2012. It is our policy to try and match foreign currency costs with foreign currency income. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Interest Expense

Interest expense of $1,677 was $188 or 10% lower during the three months ended June 30, 2013 than during the three months ended June 30, 2012. This decrease is caused by cash payments to the Investor which has been credited as a reduction of the interest due to Investor.

Other Non-Operating Income (Loss), Net

During the third fiscal quarter 2013 we realized other non-operating net income of $272 compared to other non-operating net income of $52 during the third fiscal quarter 2012.  This increase is principally the result of the recognition of other income from the reversal of bad debt provision of $264 recognized during the third fiscal quarter 2013.

Net Other Expenses

Net other expenses decreased 13% to $1,652 during the third fiscal quarter 2013. This decrease was mostly caused by increased other non-operating income during the third fiscal quarter 2013.

Benefit from Income Tax

During the three months ended June 30, 2013 we had a provision for income tax of $413 compared to a benefit of $438 during the three months ended June 30, 2012. This increase in tax provision was caused by significant taxable income generated by Tatarka.

Net Loss Attributable to Caspian Services, Inc. and Total Comprehensive Loss

As a result of the aforementioned factors, during our third fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $3,013 or $0.06 per share on a basic and diluted basis.  By comparison, during the third fiscal quarter 2012 we realized a net loss attributable to Caspian Services, Inc. of $2,627 or $0.05 per share on a basic and diluted basis.  Our total comprehensive loss increased $396 or 13% during the three months ended June 30, 2013.

Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012

Total revenue during the nine months ended June 30, 2013 was $23,472 compared to $20,370 during the nine months ended June 30, 2012, an increase of 15%. Vessel revenues were down 28% as we generally completed our major long-term contract with Saipem. Geophysical revenues were up by 115% as Tatarka began generating revenues from a few new seismic projects during the second and third fiscal quarters 2013.

Thanks to Tatarka’s profitable projects, our loss from operations decreased to $1,795 during the nine months ended June 30, 2013 in comparison with loss of $4,776 during the nine months ended June 30, 2012.

Vessel Operations

During the nine months ended June 30, 2013 revenue from vessel operations of $9,827 was 28% lower than during the same period of the previous year. The completion of most projects with Saipem during the first fiscal quarter 2012 and sale of one of the vessel during the first fiscal quarter 2013 resulted in lower vessel revenues in comparison with the same prior-year period. With the completion of most of our projects with Saipem, we expect vessel revenues will continue to be lower and we do not expect significant growth in demand for our vessels during fiscal 2013 in the Kazakhstan sector of the Caspian Sea.

During the nine months ended June 30, 2013 vessel operating costs of $6,572 were 16% lower than during the nine months ended June 30, 2012.  This decrease reflected the decrease in vessel operating activity.

While we were able to decrease our vessel operating expenses 16%, this was not sufficient to offset the 28% decrease in vessel revenues caused by decreased vessel utilization during the nine months ended June 30, 2013, largely because many of our vessel operating costs are fixed by nature (e.g. maintenance costs) and are incurred regardless of vessel usage.  As a result, our loss from vessel operations during the nine months ended June 30, 2013 increased to $707 from $682 during the nine months ended June 30, 2012.

Geophysical Services

As discussed above, our seismic operations demonstrated a significant improvement as Tatarka began a few seismic projects with high operating margins during the quarter.

Our costs of geophysical service revenues increased by 43% during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, as the level of operational activity increased.

As discussed above, subsequent to the quarter ended June 30, 2013 we came to decision to terminate the operations of KMG. The corresponding loss from discontinued operations during the nine months ended June 2013 was $1,068 compared to $1,664 during the nine months ended June 2012.

 Higher than average operating margins for Tatarka’s new projects resulted in net income from geophysical operations of $1,362 during the nine months ended June 30, 2013 compared to a loss of $3,418 during the nine months ended June 30, 2012.

Marine Base Services

Our marine base services revenues during the nine months ended June 30, 2013 were insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $3,850 was accrued to reflect our liabilities on the EBRD loan and the potential accelerated put option.  During the nine months ended June 30, 2013 we realized a marine base services loss of $5,026 compared to a loss of $4,578 during the nine months ended June 30, 2012.

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

Corporate Administration

During the nine months ended June 30, 2013, net loss from corporate administration was $3,923 compared to $1,687 during the nine months ended June 30, 2012.  This increase in loss was the result of a $2,291 write-off of the KMG balance due to CSI, as a part of the plan of terminating KMG’s operations.

General and Administrative Expenses

General and administrative expenses increased 8% to $7,984 during the nine months ended June 30, 2013. This increase was mostly attributable to a provision for doubtful debt of $1,304 incurred during the nine months ended June 30, 2013 to reflect the risks associated with late payments from one of our vessel segment clients.

Depreciation

Depreciation expense of $3,808 charged during the nine months ended June 30, 2013 was 21% lower than the comparative period 2012. This decrease was caused by the fact that a number of our properties were fully depreciated in fiscal 2012. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

Interest Expense

Interest expense during the nine months ended June 30, 2013 of $5,210 was in line with comparative period ended June 30, 2012.

Foreign Currency Transaction Loss

During the nine months ended June 30, 2013 we realized a foreign currency transaction loss of $407 compared to a foreign currency transaction loss of $558 during the same period of 2012. This was caused mainly by a decrease in cash balance denominated in US dollars and Euros during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. It is our policy to try and match foreign currency costs with foreign currency income. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-Operating Income, Net

During the nine-month period ended June 30, 2013 we realized other non-operating net income of $1,259 compared to $56 during the nine-month period ended June 30, 2012.  This increase in other non-operating net income during the nine-month period ended June 30, 2013 was mostly attributable to a net gain of $1,070 from the sale of vessel made during the 2013 period.

Net Other Expenses

Net other expenses decreased 23% to $4,308 during the nine months ended June 30, 2013.  This decrease is mostly attributable to the profitable transaction on the sale of a vessel, and decreased foreign currency transaction loss during the period.

Benefit from Income Tax

During the nine months ended June 30, 2013 we recognized a benefit from income taxes of $313, which was in line with the benefit from income taxes of $325 accrued during the nine months ended June 30, 2012.

Net Loss Attributable to Caspian Services, Inc. and Total Comprehensive Loss

As a result of the aforementioned factors, during the nine months ended June 30, 2013 net loss attributable to Caspian Services, Inc. decreased 1% to $8,294 or $0.16 per share on a basic and diluted basis.  By comparison, during the nine months ended June 30, 2012 we realized a net loss attributable to Caspian Services, Inc. of $10,365 or $0.20 per share on a basic and diluted basis.  Our total comprehensive loss of $8,629 during the nine months ended June 30, 2013 decreased by $2,369 or 22% compared to total comprehensive loss of $10,998 during the nine months ended June 30, 2012.

Liquidity and Capital Resources

For reasons detailed above, our operating revenues continue to be insufficient to meet our operating expenses and other obligations.  While we have made great efforts to reduce our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations in the north Caspian Sea to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In an effort to diversify our operations, with the intent of increasing revenue, we are working to increase our presence in the Turkmenistan and Russian sectors of the Caspian Sea.  Unless we are able to exploit new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

At June 30, 2013 we had cash on hand of $518 compared to cash on hand of $4,601 at September 30, 2012. This reduction in cash is mainly due to the decreased activity and revenue in our vessel segment.  At June 30, 2013 total current liabilities exceeded total current assets by $64,905.  This was mainly due to the EBRD loan and put option and the Investor notes being classified as current liabilities.  As explained in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

As discussed in Note 1 of the Condensed Consolidated Financial Statements, in 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base. As of June 30, 2013 the outstanding loan balance and accrued interest of the EBRD Loan was $22,591.  The EBRD Loan matures in May 2015.  The EBRD Loan is collateralized by the property and bank accounts of Balykshi and CRE.  Balykshi is required to repay the principal and accrued interest under the EBRD Loan in eight semi-annual repayment installments commencing on November 20, 2011 and due each November 20 and May 20 thereafter.  To date, none of the semi-annual repayment installments have been made, which may constitute an event of default under our financing agreements with EBRD.

EBRD also provided us a $10,000 investment in exchange for a 22% equity interest in Balykhsi.  To secure this funding, we were required to grant EBRD a put option that requires us to repurchase EBRD’s interest in Balykshi between June 2013 and June 2017, except upon the occurrence of an event of default, in which case EBRD may accelerate the put period and immediately put the Balykshi shares to us for purchase.  If EBRD puts the Balykhsi shares to us as the result of the occurrence of an event of default, the purchase price will be $10,000 plus a 20% annual rate of return.

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

The following amendments to our outstanding financing agreements with EBRD and Investor have been discussed:

•
EBRD’s $10,000 equity investment in Balykshi and all loan interest due pursuant to the EBRD loan agreement (approximately $4,100) would be converted into common stock of the Company and EBRD’s put option would be canceled.  Following the restructuring, it is anticipated EBRD would own approximately 19% of our then outstanding common stock.

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
•
The Non-negotiable Note in the principal amount of $10,800 , along with i) all outstanding overdue interest (approximately $49 at June 30, 2013), ii) $4,446 of the principal amount of the Consolidated Note, and iii) approximately $700 of the outstanding overdue interest on the Consolidated Note (approximately $4,100) would be converted into Company common stock. Following the restructuring, it is anticipated Investor would own approximately 65% - 70% of the then outstanding common stock of the Company.

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

During the nine months ended June 30, 2013 we made an $1,400 cash payment to the Investor which was credited as a reduction of the interest due, as per the Term Sheet as noted above.

Subsequent to the period ended June 30, 2013 we made the additional cash payment of $200 to the Investor.

On July 29, 2013, consistent with the terms agreed in the Term Sheet, the Company entered into an agreement to acquire KMTF’s 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions.

In connection with the terms of the Term Sheet, we are also in negotiations to acquire Kyran Holdings Limited’s 50% share in MOBY for $300.  Among other things, it is anticipated that this transaction will be subject to payment by the parent company of Kyran Holdings of 50% of the outstanding loan balance and accrued interest.

Following the closing of the agreement with KMTF, and if we are successful in acquiring the Kyran Holdings interest, the Company will own 100% of MOBY and it is anticipated that the Company will be required to act as a guarantor of 100% of the obligations of the MOBY loan, which is anticipated to be approximately $5,100 following the 50% repayment by the Hyran Holdings parent.

On April 30, 2013 we held a Special Meeting in Lieu of our 2013 Annual Meeting of Shareholders to ask our shareholders to approve an amendment to the Company’s Articles of Incorporation increasing the authorized common stock of the Company from 150,000,000 shares to 500,000,000 shares and to ratify changes to the Bylaws of the Company to, among other things, increase the number of authorized directorships, in connection with our efforts to restructure our obligations to Investor and EBRD.  These matters, as well as the other matters set forth in the Proxy Statement sent to our shareholders were approved by our shareholders at the meeting.  Details regarding the voting results at the meeting were disclosed in a Current Report on Form 8-K filed by the Company with the Commission on May 2, 2013.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2013 and 2012.

	Period ended June 30,
	2013	2012
Net cash used in operating activities	$(3,218)	$(176)
Net cash provided by (used in) investing activities	957	(827)
Net cash used in financing activities	(1,400)	(2,000)
Effect of exchange rate changes on cash	(422)	(236)
Net Change in Cash	$(4,083)	$(3,239)

Net cash flow from operations for the nine months ended June 30, 2013 was negative.  This negative cash flow was mostly due to increases in our trade accounts receivable of $7,089, which was partially offset by inflow from increase of accrued expenses of $4,749.

Net cash provided by investing activities for the nine months ended June 30, 2013 mostly represents cash received from the sale of a vessel of $2,888, payment for vessel shooter of $850, purchase of geophysical equipment of $547 and dry-docking costs of $490.

Net cash used in financing activities during the nine months ended June 30, 2013 represents partial payment of interest due to Investor under the Notes.

Summary of Material Contractual Commitments
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from an individual	$39,379	$39,379	$-	$-	$-
Loans from EBRD	22,591	22,591	-	-	-
Accelerated put option liability	19,318	19,318	-	-	-
Operating leases - vessels	4,564	867	3,697	-	-
Operating leases - other than vessels	498	498	-	-	-
Purchase commitments (1)	3,000	3,000	-	-	-
Total	$89,350	$85,653	$3,697	$-	$-

(1)	In June 2013 Tatarka retained an unrelated third-party to source and procure geophysical equipment to expand and add one more field crew. The total cost of the equipment is approximately $3,000. Subsequent to the quarter end the agent was paid an advance for $1,800. The residual balance of $1,200 is due by December 31, 2013.

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi at any time multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, or $1,970, including interest, at June 30, 2013.

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

As of June 30, 2013 and September 30, 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To date, EBRD has not sought to accelerate repayment of the MOBY Loan.

As noted above, during the first fiscal quarter of 2013 we entered into a non-binding Term Sheet with EBRD and Investor setting forth the terms of a restructuring of our financial obligations to EBRD and Investor, including the possibility of restructuring the MOBY Loan.

On July 29, 2013, consistent with the terms agreed in the Term Sheet, we entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to certain closing conditions.  We are also in negotiations to acquire Kyran Holdings Limited’s 50% share in MOBY for $300.  As discussed above, it is anticipated that this transaction would be subject to repayment by the parent company of Kyran Holdings of 50% of the outstanding loan balance and accrued interest.  If we are successful in acquiring the KMTF and Kyran Holdings’ interests in MOBY, we will own 100% of MOBY and it is anticipated that CSI will be required to act as a guarantor of 100% of the obligations of the MOBY loan, which is anticipated to be approximately $5,100 following the 50% repayment by the Kyran Holdings parent.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2012 filed on January 15, 2013.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 5.  Other Information

On July 24, 2013 the Kazakhstan Stock Exchange announced that the Company’s common stock had been approved for listing in the third category of the KASE official list and was assigned the abbreviation (trade code) US_CSSV.

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

CASPIAN SERVICES, INC.

Date:	August 19, 2013	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	August 19, 2013	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer