Form 10-K
period 2013-09-30
CASPIAN SERVICES INC
filed 2014-01-14
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-33215

CASPIAN SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0617371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2319 Foothill Drive, Suite 160
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
☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant is required to submit and post such files).
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
☐ Yes  ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked of the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,252,005.

As of January 10, 2014 the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context, all dollar amounts stated in this annual report on Form 10-K are presented in thousands except share and per share amounts, and compensation amounts disclosed in Item 11 – Executive Compensation,.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, changes in the composition of the services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing debts in a manner that will allow us to continue operating, or to obtain additional debt or equity financing, loss of insurance coverage for our operations, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, commodity price fluctuations and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Item 1.   Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada in 1998.  Since February 2002 we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in Kazakhstan and the Caspian Sea, including providing a fleet of vessels, seismic data acquisition and processing services and a marine supply and support base in the port of Bautino, in Bautino Bay, Kazakhstan.

Recent Developments

We continue to work to restructure our outstanding financial obligations with our creditors the European Bank for Reconstruction and Development (“EBRD”) and Mr. Bakhytbek Baiseitov (the “Investor”).  Throughout the past fiscal year we have worked with them to negotiate the terms and conditions of definitive restructuring agreements as set forth in a non-binding Term Sheet (the “Term Sheet”) entered into between the parties earlier this year.  Subsequent to the end of our 2013 fiscal year, negotiations between the parties stalled and have been discontinued.  It appears unlikely that a restructuring of our obligations to EBRD and the Investor will be accomplished on the terms discussed in the Term Sheet.  We have, however, since re-engaged in discussions with EBRD about a potential restructuring of our obligations to it.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or the Investor on favorable terms, or at all.

Our ability to continue as a going concern is dependent upon, among other things, our ability to (i) successfully negotiate and conclude restructured financing agreements with EBRD and the Investor, (ii) generate sufficient revenue from operations to meet our expenses and satisfy our financial obligations, and/or (iii) identify a financing source that will provide us the ability to satisfy our financial obligations to EBRD and the Investor.  Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

Our Business

We provide a range of oilfield services in Kazakhstan and the Caspian Sea.  Our business focuses in three principal areas – Vessel Operations, Geophysical Services and Marine Base Services.  We manage our business through three wholly-owned British Virgin Island companies, Caspian Services Group Limited (“CSGL”), Caspian Geophysics Limited (“CGEO”) and Caspian Real Estate Limited (“CRE”) and a wholly-owned Netherlands company, Caspian Services Group B.V. (“CSG”).  Each of these companies undertakes its operations through various subsidiaries and joint venture entities.   CSGL and CSG represent the vessel operations business provided by our vessel fleet.  Through CGEO we manage our geophysical services operations.  CRE is our marine base services company.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity as of September 30, 2013:

Offshore Marine Services Industry

Our vessel fleet customers employ our vessels to provide services to support their oil and gas exploration activities, particularly in connection with seismic work and in the construction of necessary infrastructure to pursue development and production of successful exploration and production projects.  This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel.

The offshore marine services industry is directly impacted by the level of activity in offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices.  Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  Each of the major offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities.  While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, environmental sensitivity, seasonality and vessel design suitability tend to restrict migration of vessels between regions. The effect of these restrictions on vessel migration has segmented various regions into separate markets.

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

In 2008 North Caspian Operating Company BV (“NCOC”) (formerly Agip KCO), was nominated as an operator of the Kashagan field.  As subcontractors of NCOC are the largest customers for our vessel fleet and anticipated marine base customers, our operations are significantly impacted by development of the Kashagan field and the decisions of NCOC.

Vessel Fleet

Our fleet includes ten specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea. We operate our fleet through our subsidiaries CSGL and CSG.  Currently, of the ten vessels in our fleet, we own eight.  During fiscal 2013 we operated the two other vessels pursuant to agreement with Acta Marine B.V., the Dutch shipping company that owns the vessels.

During fiscal 2013 our fleet was time chartered to the subcontractors of the oil and natural gas exploration and production companies working in the Kazakhstan, Turkmenistan and Russian sectors of the Caspian Sea.  Demand for our fleet is primarily related to offshore oil and natural gas exploration, development and production activities in the Caspian Sea.  Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit and development activity, capital budgets of offshore exploration and production companies and repair and maintenance needs.

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

Generally we charter our vessels under time charter contracts or on a “spot” basis.  Time charter contracts generally cover a specific term, typically one work season or longer.  The base rate of hire under such a term contract is generally a fixed rate, though some charter arrangements may include escalation clauses to recover specific additional costs.  In contrast, vessels chartered on a “spot” basis are typically chartered for a short-term basis ranging anywhere from one day to several weeks or months.  There are no material differences in the cost structure of our contracts based on whether the contracts are spot or time charters because our fixed operating costs, including but not limited to, payroll, insurance and maintenance costs, are generally the same without regard to the length of the contract.  Our charters are typically the product of either direct negotiation or a competitive proposal process, which evaluates vessel capability, availability and price in determining whether to award us a contract.

Listed below are the six vessel classes we operate along with a description of the type of vessels categorized in each class, the services the respective vessels perform and the number of vessels in each class we operate.

Supply Vessels.  Included in this class are towing supply vessels and supply vessels.  This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to offshore projects.  Supply vessels have large cargo handling capabilities and are used to serve drilling and production facilities and support offshore construction and maintenance work.  We own one supply vessel.

 Survey/Utility Vessels.  Survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies.  These vessels may also have accommodations and multiple day endurance.  We currently own one and lease one survey/utility vessel.

 Anchor Handling Multicats and Support Vessel Tugs.   This is our largest category of vessels, with three such vessels in our fleet – one is leased and two are owned.  These vessels are used to tow floating drilling rigs; assist in the docking of tankers; assist pipe laying, cable laying and construction barges; setting anchors for positioning and mooring drilling rigs and are used in a variety of other commercial towing operations, including towing barges, carrying a variety of bulk cargoes and containerized cargo.

Cable Laying Barges.   These vessels are used to lay down communications infrastructure between offshore drilling islands. These vessels typically do not have their own power source as the cable could be damaged by any propulsion mechanism.  Therefore, these vessels are normally assisted by utility vessels, such as anchor handling tugs.  We currently own one six-point anchoring cable laying barge.

            Accommodations Vessels.  We currently own one accommodations barge and one accommodations vessel.  These vessels are chartered to customers to provide offshore living quarters to personnel.  These vessels also offer food services, laundry and related services.  One of our vessels also has a heli-deck.  Our accommodations vessels have combined capacity to house up to 123 client personnel and 32 crew members.

Crewboats.  Crewboats are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations more quickly than other vessels.  We currently own one crewboat.

During fiscal 2013 75% of our vessel revenue came from four clients: NC Production Operations Company B.V. – 34%, Saipem Kazakhstan Branch – 14%, Geoken - 14% and Bumi Armada Caspian LLC – 13%.

Competition for our vessel fleet in the Kazakhstan sector of the Caspian Sea varies from small regional companies to large international corporations.  Competition is intense.  Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and conducting business within and complying with the laws and regulations of the Republic of Kazakhstan.  In addition, we have developed strong relationships with marine port operators and other local companies.  Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors.

Geophysical Services

Through our subsidiary CGEO we provide onshore geophysical services to independent oil and gas exploration and development companies operating in Kazakhstan and to the national oil company.  Geophysical seismic surveys have been the primary tool or method of oil and gas exploration for over fifty years.  Geophysical seismic surveying refers to the making, processing and interpreting measurements of the physical properties of the earth for the purpose of gathering data.

Oil and gas exploration companies utilize geophysical services in the following ways:

•	to identify new areas of potential sources of hydrocarbons termed “reservoirs;”
•	to determine the size and structure of reservoirs; and
•	to characterize reservoirs and optimize their development.

There are various types of geophysical seismic surveys.  We principally provide 2D and 3D seismic surveying.  The aim of a 2D seismic survey is to provide a series of vertical inline and crossline graphical slices of the earth that are used to identify and determine the size of a hydrocarbon reservoir.  A 3D survey, utilizing a very dense grid of data, provides a continuous volume (100% coverage) of high-quality subsurface data.  In a 3D survey both the structural and stratigraphic elements are continuously represented at a resolution not attainable in 2D surveys.

Oil and gas exploration companies typically contract for geophysical services in one of two ways.  Under the “proprietary work” format once the survey is completed the client owns the data that is recorded.  Contracts for proprietary work are structured in one of two ways.  The most widely used are production contracts where the geophysical service provider is paid for the amount of data recorded, usually counted and charged by the number of source points acquired.  As per agreement in the contract, typically during certain periods of time that the service provider is unable to acquire data due to circumstances outside its control, (weather for example), a standby-rate is charged to the client.  The other method of contracting is based on time, where the crew charges the time-rate for any period that the crew is technically capable and available for work.

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

During fiscal 2013 Caspian Geophysics provided geophysical services through its two subsidiaries.  Through Tat-Arka LLP, a wholly-owned subsidiary (“TatArka”), the Company provided onshore seismic data acquisition services; and through Kazmorgeophysica, JSC (“KMG”) the Company provided transition zone and marine seismic data acquisition services.

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

Kazmorgeophysica JSC

In August 2013 we discontinued the operations of KMG as it had not generated significant income for the last several fiscal years and, due to a lack of business prospects, we did not expect KMG would begin generating significant income in the foreseeable future.  The closing of KMG will help us eliminate the losses it had been incurring as a result of KMG’s unprofitable operations and allow us to concentrate on more profitable projects. We have agreed to sell the KMG shell company, (after closing down all operations and transferring the assets which may be used in our operations), to a non-related company for approximately $3.

Veritas-Caspian

Through KMG we held a 50% non-controlling interest in Veritas-Caspian, a joint venture formed with a third party to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan government was to own the data gathered and Veritas-Caspian was to have the exclusive right to market and sell the data to prospective bidders on tendered blocks.  No blocks covered under the project were ever put out for tender by the government.

At September 30, 2012 our investment in Veritas-Caspian was fully written off because of significant accumulated losses.  To our knowledge, all of the parties to the Veritas-Caspian project have abandoned the project.  Our interest in Veritas-Caspian will be included in the sale of the KMG shell company.

Marine Base Services

 Atash Marine Base

Balykshi LLP

Construction of the Atash Marine Base located in Bautino Bay commenced in 2008 and the base was commissioned in 2010.  Additional dredging work needs to be completed before the second phase of the base can be fully operational. The base is currently used by our own fleet and a few other small operators.  At the time we made the decision to construct the marine base, it was anticipated that development of the Kashagan oil field would create significant demand for the services it would offer.  We planned to market services to large multi-national oil companies engaged in exploration and construction in the region.  We continue to believe that commencement of the second phase of development of the Kashagan oil field will increase the demand for the services offered at our marine base.  As noted above, however, development of the Kashagan oil field has been significantly delayed.  The second phase of development of the Kashagan field is not currently anticipated to begin until 2018 or 2019.  Because of the delays, since its commissioning in 2010, there has been limited demand for our marine base services, the base has generated significantly more operating expenses than revenue and has always operated at a loss.  We do not anticipate this to change until development activities within the Kashagan oil field commence in a material way.

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

There are currently two other marine bases that operate in the vicinity of our base and control the market share.  These bases are owned by Teniz Service and Saga Atash.  We will have to compete with their operations if we wish to gain market share.  Given the current state of our operations, our market share is insignificant.  We do not currently anticipate this will change in the near future.

During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging works still required.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.  To date, no action has been taken against Balykshi for its failure to complete the dredging project but there is no guarantee that will continue to be the case.

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base.  As of the date of this report, Balykshi has failed to complete approximately $4,000 of the agreed upon scheduled work.  This could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

We funded construction of the marine base through a combination of debt and equity financing provided by EBRD, debt facilities provided by two other groups and internal financing provided by the Company.  Our subsidiary Balykshi borrowed $18,600 from EBRD and EBRD acquired a 22% equity interest in Balykshi for $10,000.  The assets of Balykshi and CRE are pledged as collateral under the EBRD financing agreements (including, the marine base itself, bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required CSI to guarantee the financial performance of Balykshi and CRE under the financing agreements.  We are currently unable to satisfy our financing obligations to EBRD, and we do not anticipate being able to satisfy those obligations at any time in the foreseeable future.  If EBRD were to elect to accelerate our obligations under its financing agreements, it could, among other things, seize ownership of the marine base in satisfaction of our obligations to EBRD.

Mangistau Oblast Boat Yard, LLP

Balykshi and two unrelated third parties formed Mangistau Oblast Boat Yard LLP (“MOBY”) for the purpose of constructing and operating a boat repair and dry-docking services yard to be located within our marine base.  Balykshi holds a 20% equity interest in MOBY.

During October 2008 we entered into a lease agreement with MOBY for the lease of three hectares of space at our marine base to operate the vessel repair and drydock facility.  The lease agreement is for 20 years and calls for a fixed rent payment of $290 per annum.  In November 2009, according to the agreement term, MOBY made a partial advance payment of $3,347, which is being recognized over the 20 year lease term starting from May 2010.  During fiscal 2013 49% of our marine base service revenue came from our related party MOBY.

In August 2008 MOBY entered into a loan agreement with EBRD in the amount of $10,300 (the “MOBY Loan”).  In June 2009 in connection with the MOBY Loan, EBRD required certain parties, including the Company, to execute a Deed of Guarantee and Indemnity (the “Guarantee”) guaranteeing repayment of the MOBY Loan.  The MOBY Loan funded and the Company became liable for the obligations under the Guarantee as of September 3, 2009.  For additional information regarding the MOBY Loan, the Guarantee and our obligations under the Guarantee please see “Off-balance Sheet Financing Arrangements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 25 of this annual report on Form 10-K.

As of September 30, 2013 and 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  EBRD agreed to reduce the financial ratios of the MOBY Loan through June 30, 2011 but no additional waiver has been provided.

To date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations we owe under the Guarantee.  Should EBRD determine to take action, we would not have sufficient funds to repay our portion of the MOBY Loan and would be forced to seek sources of funding to satisfy these obligations.

On July 29, 2013 the Company entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions, including restructuring our obligations with EBRD.

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

Environmental Compliance

During the ordinary course of business our operations are subject to a wide variety of environmental laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection.  The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs with regard to negligence or fault on the part of such party.  Aside from possible liability for damages and costs including natural resource damages associated with releases of hazardous materials into the environment, such laws and regulations may expose us to liability for conditions caused by others or even acts of ours that were in compliance with all applicable laws and regulations at the time such acts were performed.  Violations of these laws may result in the imposition of administrative, civil and criminal penalties, fines, injunctions, revocation of permits, suspension or termination of our operations and other sanctions.  Moreover, it is possible that changes in environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us.  Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company.  We are proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard our vessels and at shore base locations.  In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.  However, environmental laws and regulations are subject to change and may impose increasingly strict requirements and, as such, we cannot estimate the ultimate cost of complying with such laws and regulations.

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

Any of these factors could adversely affect our operations and consequently our operating results and financial condition.  At this time management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

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

Seasonality

Due to weather conditions in the north Caspian Sea, demand for our vessel fleet is subject to prevailing weather conditions in the region.  Typically, demand for our fleet begins in late March or early April and continues until late November.  Our business volume, however, is more dependent on oil and natural gas prices and the global supply and demand conditions for our services than any seasonal variations.

Employees

The Company and its subsidiaries currently employ approximately 574 employees, including 473 full-time employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

Under local labor laws in Kazakhstan, all labor contracts that do not expire or are not terminated before one year are automatically (by law) extended for an undefined period.  This makes it more difficult to terminate existing employees.  We have managed to maintain low turnover of our work force.  With ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of a labor shortage.

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

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission pursuant to Section 13(a) or 15(d) of the Exchange Act.  We provide free access to these filings, as soon as reasonably practicable after such filings are filed with, or furnished to the Commission, on our Internet web site located at www.caspianservicesinc.com.  In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330.  The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers that file electronically with the Commission.  Information appearing on the Company’s website is not part of any report that we file with the Commission.

Item 1A. Risk Factors

We operate in challenging and highly competitive markets. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our business and the marine services industry. The risks described below are not the only ones we face.  You should consider these risks and the risks identified elsewhere in this annual report on Form 10-K and in the Notes to our Consolidated Financial Statements when evaluating our forward-looking statements and our Company. The effect of any one risk factor or a combination of several risk factors could materially adversely affect our results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this annual report on Form 10-K.  Additional risks not presently known by us or that we currently deem immaterial may also impair our business operations.

We may be unable to service our financial obligations.

We have a significant amount of debt and other financial obligations.  As of September 30, 2013, our financial obligations to our two primary creditors totaled approximately $83,000.  Throughout the fiscal year we had been negotiating with our two primary creditors to negotiate definitive restructuring agreements consistent with the terms and conditions of the Term Sheet.  However, subsequent to the fiscal year end, these negotiations stalled and were terminated.  We have since commenced new negotiations with EBRD to determine whether a mutually agreeable restructuring of our obligations to EBRD can be reached.  There is no guarantee we will be successful in our efforts with EBRD.  There is likewise no guarantee we will be successful in restarting negotiations with the Investor, or that such negotiations would be successful.  If we are unable to restructure our financial obligations in a manner that will allow us to service those obligations, barring an unexpected significant improvement in revenues and results of operations, we do not anticipate being able to generate sufficient cash flow from our operations to service our financial obligations as currently structured.  Even if we are successful in restructuring our obligations, we believe we will need to experience significant revenue growth and improved operating results, and we may need additional equity investments into the Company to service our existing obligations.  As discussed above, we do not anticipate significant revenue growth until the second phase of development of the Kashagan field commences, which is currently projected to occur in 2018 or 2019.

We have failed to comply with certain obligations under the EBRD Loan and the Consolidated Note, which may trigger the rights of EBRD and the Investor to demand immediate repayment of our obligations to each of them.

As discussed in greater detail in Note 10 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, EBRD has verbally notified us that it believes we are in violation of at certain financial covenants of the EBRD financing agreements, including the failure to pay the required semi-annual repayment installments set forth in the EBRD Loan.

To our knowledge, as of the date of this annual report on Form 10-K, EBRD has taken no action to accelerate repayment of the EBRD Loan or to accelerate its put right.  Should EBRD determine to take such action and exercise its acceleration or other rights, we would not have sufficient funds to repay the loan or to satisfy the put right.

As of September 30, 2013 the outstanding amount due under the EBRD Loan was $23,387.  In addition, were EBRD to accelerate its put option the accelerated put price would be $10,000 plus an internal rate of return of 20% per annum.  At September 30, 2013 this repayment obligation was $19,649.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain funding to repay these obligations.  If we were unable to repay the loan or satisfy the put, we anticipate EBRD could seek any legal remedies available to it to obtain repayment of its loan and its put right.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE, and guaranteed by the CSI, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

Similarly, as of the date of this annual report on Form 10-K, we have failed to make any of the semi-annual interest payments under the Consolidated Note, on time or in full, when due. As of September 30, 2013 we had cumulatively paid $1,600 to the Investor and subsequent to the fiscal year we paid an additional $200.  These payments were insufficient to pay the interest due under the Consolidated Note.  The failure to pay the semi-annual interest payments required by the Consolidated Note may constitute an event of default under the Consolidated Note and the Non-Negotiable Note which would grant Investor the right to declare the notes and interest thereon immediately due and payable.  Should such occur, we would likewise have insufficient funds to repay the Notes, individually or collectively.  We anticipate Investor could seek any legal remedies available to obtain repayment of the Notes.  We have agreed to collateralize the Notes with our non-marine related assets.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our financial obligations to EBRD and the Investor in such a way that we will be able to fulfill obligations under such restructured agreements.  Given the difficult credit markets, our revenue and operating expectations in the near term and current projections with regard to the timing of commencement of the second phase of development of the Kashagan field, the likelihood of our success in negotiating restructured financial agreements we can satisfy seems uncertain at best.  Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

If we are unable to service our debt obligations our creditors could seize our assets.

As noted in the preceding risk factor, our obligations under the EBRD financing agreements are secured by mortgages on the real property, assets and bank accounts of Balykshi and CRE.  We have similarly agreed to, as allowed by applicable law, pledge our assets not pledged to secure the EBRD financing agreements, to secure the Non-Negotiable Note and the Consolidated Note.  In the event we are unable to restructure our obligations with our creditors and to service our financial obligations, our creditors could determine to exercise their rights under their respective security agreements and foreclose on all or a significant portion of our assets.  Should this occur, it would be unlikely we would be able to continue operations.

We may be unable to complete dredging and other agreed upon scheduled works at the marine base in a reasonable period of time

Currently, we have insufficient funds to complete the dredging and other agreed upon scheduled works at the marine base.  If these works are not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging and other agreed upon scheduled works are completed.  This may also result in the cancellation of tax preferences granted to Balykshi by the Investment Committee of the Republic of Kazakhstan.The failure to provide financing for, or to complete, the dredging and other agreed upon schedule works could constitute a default under the EBRD financing agreements.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements EBRD has asserted that we are in violation of certain loan covenants which would allow it to exercise acceleration features to declare its loan and accrued interest immediately due and payable and to exercise its put option.  Should EBRD seek to assert its acceleration rights and declare its loan and accrued interest immediately due and payable, or to accelerate its put right, we would not have sufficient funds to repay the EBRD loan or satisfy the put option.  Our failure to meet the semi-annual interest payment obligations due the Investor may also constitute an event of default under our Notes to the Investor allowing the Investor the right to demand immediate repayment of our obligations to him.  At September 30, 2013, we had negative working capital of approximately $66,631.  As a result of these factors, our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

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

Our business largely depends on levels of exploration and development activity in Kazakhstan and the Kazakhstan sector of Caspian Sea.

Historically, demand for our services has been sensitive to the level of exploration and development in Kazakhstan and the Kazakhstan sector of the Caspian Sea, in particular, development of the Kashagan oil field.  Based on the latest available information, commencement of Kashagan’s second phase will likely be postponed until 2018 or 2019, which we anticipate will delay growth in the market and demand for our services, particularly our marine base services, which has, and likely will continue to adversely affect our results of operations.  The level of activity is subject to a variety of factors that are beyond our control such as the following:

•	local and international political and economic conditions and policies;
•	changes in capital spending by our customers;
•	the cost of exploration for, and production of, oil and natural gas;
•	successful exploration for, and production of, oil and natural gas, particularly in the Kazakhstan sector of the Caspian Sea;
•	worldwide demand for oil and natural gas;
•	consolidation of oil and gas and oil service companies operating in Kazakhstan and the Kazakhstan sector of the Caspian Sea;
•	availability and rate of discovery of new oil and natural gas reserves;
•	technological advances affecting energy production and consumption;
•	weather conditions;
•	environmental and other regulations affecting our customers and their other service providers; and
•	the ability of oil and gas exploration companies to generate or otherwise obtain funds for exploration, development and production.

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

The offshore marine service and geophysics industries are highly competitive.

Contracts for the various services we offer are general awarded on an intensely competitive basis.  We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; and safety and efficiency.  Some of our competitors have substantially greater financial resources and larger operating staffs than we do.  They may be better able to compete in making services available more quickly and efficiently, meeting customer’s schedule and withstanding the effect of declines in rates of demand.  As a result, we could lose customers and market shares to these competitors.  Some of our competitors may also be willing to accept lower rates in order to maintain or increase their market share.  In addition, competition may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership. Our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.

Increases in the supply of vessels could decrease day rates

Any increase in the supply of vessels in the Caspian Sea, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and day rates, which would adversely affect our revenues and profitability, cut could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition.

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage our business.

In providing the services we offer, we require skilled employees who can perform physically demanding work.  As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential employees may choose to pursue fields that offer a more desirable work environment at wage rates that are competitive with ours.  Further, we face strong competition for potential employees within the broader oilfield industry.  With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers and to retain our current employees.  If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected.  If we are unable to recruit qualified personnel we may not be able to operate our vessels or staff our geophysical service crews at full utilization, which would adversely affect our results of operations.

Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend to a large extent on the efforts and continued employment of our executive officers and the key management personnel of our subsidiaries.  We do not maintain key-man insurance.  The loss of services of one or more of these individuals could have a negative impact on our financial condition and results of operations.

The failure to successfully complete repairs, maintenance and routine drydockings on schedule and on budget could adversely affect our financial condition and results of operations.

We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance.  Drydockings are subject to the risks of delay and cost overruns inherent in any project, including shortages of equipment, lack of shipyard availability, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of skilled labor or materials.  Significant cost overruns or delays could have a material adverse effect on anticipated contract commitments and revenues and could adversely affect our financial condition and results of operations.

We have high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business has high fixed costs.  Downtime or low productivity due to reduced demand, as experienced over the past several years, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

We are susceptible to unexpected increases in operating expenses such as materials and supplies, crew wages, maintenance and repairs, and insurance costs.

Many of our operating costs are unpredictable and vary based on events beyond our control.  Our gross margins will vary based on fluctuations in our operating costs.  If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial condition, results of operations and cash flows.

We have been and may continue to be adversely affected by uncertainty in the global financial market.

Our prior results have been and our future results may be impacted by continued volatility, weakness or deterioration in the debt and equity markets.  Inflation, deflation, or other adverse economic conditions have and may continue to negatively affect us or parties with whom we do business resulting in non-payment or inability to perform obligations owed to us, such as failure of customers to honor their commitments.  Additionally, credit market conditions may continue to slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal amounts of receivables.  This has and could continue to result greater expenses associated with collection efforts and increased bad debt expense.

As discussed above, we believe the current global economic downturn has and may continue to adversely impact our ability to issue additional debt and equity in the future on acceptable terms, or at all.

We may be unable to collect amount owed to us by our customers.

We typically grant our customers credit on a short-term basis.  Related credit risks are inherent as we do not typically collateralize receivables due from customers.  We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivable valuations stated on our financial statements.  However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible.

There are inherent operational hazards to the marine services industry.

The operation of any marine vessel involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; collisions and property losses; war, sabotage and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

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

Failure to comply with the Foreign Corrupt Practices Act could material impact our business.

As a U.S. corporation, the Company is subject to the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining, or keeping business or obtaining an improper business benefit.  We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA.  Any determination that we have violated the FCPA could have a material adverse effect on our business, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Properties

We maintain principal executive offices at 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109 and 134 Azerbayev Ave., Koktobe microdistrict, Almaty, 050010, Kazakhstan.  We also maintain an office in Aktau, Kazakhstan.  We lease office space in Salt Lake City, Utah and Aktau, Kazakhstan.  The monthly rent for our office in Salt Lake City is $1.3.  This lease terminates in January 2015.  Our office lease in Aktau expired in October 2017 and costs about $10 per month.

            As is the norm in locations such as Almaty, Aktau and Atyrau, we rent apartments for the exclusive use of our employees posted there.  We have nine apartments on a revolving annual lease that usually renews each year in January.  Total rent for the nine apartments is about $13 per month.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our principal offices in Almaty are owned by our wholly-owned subsidiary TatArka. This also includes service, storage and operational facilities, which are used by TatArka for storage and service of equipment and machinery.  We also lease a portion of the facility to third parties for storage.  This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the notes mentioned in Note 10 – Notes Payable of our Consolidated Financial Statements.

As discussed in Item 1 Business of this annual report on Form 10-K, through our subsidiary Balykshi, we own an 11 hectare parcel of real property.  This property forms the basis for our marine base facility.  The cost of the property has been included in the roughly $38,000 figure disclosed as our investment as of September 30, 2013 in the marine base facility.

In connection with our financing agreements with EBRD, we and our subsidiaries CRE and Balykshi, entered into a Mortgage Agreement with EBRD mortgaging this parcel of real property to secure the $18,600 EBRD loan.  Pursuant to our financing agreements with EBRD, the loan is collateralized by the real property, marine base and other assets of CRE and Balykshi.

We also own a small parcel of undeveloped land in village of Bautino.  The land was purchased for investment purposes and the Company currently does not have any plans to develop the land.

We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.  Legal Proceedings

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2013, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

As noted throughout this annual report on Form 10-K, we have not complied with the periodic payment obligations of our financing agreements with EBRD or the Investor, which may constitute an event of default under such agreements.  As of the date of this report, neither EBRD nor the Investor has taken action against us, but there is no guarantee either party will continue to forbear from so doing.  In the event EBRD or the Investor were to take legal action against us in connection with such events of default, we believe the final disposition of such a proceeding could have a materially adverse effect on our financial position, results of operations and liquidity.

Item 4.  Mine Safety Disclosures

    None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2013 and 2012.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2013

Fourth quarter	$0.04	$0.04
Third quarter	$0.06	$0.03
Second quarter	$0.04	$0.03
First quarter	$0.03	$0.02
Fiscal year ended September 30, 2012

Fourth quarter	$0.03	$0.02
Third quarter	$0.04	$0.02
Second quarter	$0.05	$0.02
First quarter	$0.12	$0.07

Holders

As of December 31, 2013 we had 197 shareholders of record holding 52,657,574 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report on Form 10-K.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2013, we did not sell any securities which were not registered under the Securities Act.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser purchased any of our equity securities during the quarter ended September 30, 2013.

Item 6.  Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this annual report on Form 10-K.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth in our Forward-Looking Statements disclaimer on page 1 of this annual report on Form 10-K.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2013 and 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and notes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Except for share and per share amounts, all dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2013 Summary

During the 2013 fiscal year, total revenues increased significantly mostly due to increased activity in our onshore geophysical segment – we completed eight successful projects in fiscal 2013 compared to five projects in fiscal 2012.  Revenue from our vessel segment remained at nearly the same level as fiscal 2012.  While marine base revenue also increased, overall marine base revenue is not significant in comparison to geophysical and vessel revenues.

We do not anticipate demand for our services to grow significantly in fiscal 2014 as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.  Additionally, we continued to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea, with some success.

For the year ended September 30, 2013 we experienced a 34% increase in total revenue as compared to the year ended September 30, 2012.  Vessel revenues increased 3% and marine base service revenue increased 29%, while geophysical service revenues jumped 122%.

The higher levels of operating activity caused our operating costs to increase by about 13%, mostly due to increases in cost of geophysical service revenues and general and administrative expenses.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. decreased from $14,778, or $0.31 per share, during fiscal 2012 to $12,168, or $0.23 per share during fiscal 2013.

Results of Operations

Comparison of the fiscal year ended September 30, 2013 and September 30, 2012

In fiscal 2013 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Years
	Ended September 30,
	2013	2012	% change

VESSEL OPERATIONS
Operating Revenue	$ 20,101	$ 17,688	14%
Pretax Operating Income/(Loss)	(3,102)	(1,077)	188%

GEOPHYSICAL SERVICES
Operating Revenue	$ 13,644	$ 6,164	121%
Pretax Operating Income/(Loss)	1,882	(2,342)	-180%

MARINE BASE SERVICES
Operating Revenue	$ 9,062	$ 1,173	673%
Pretax Operating Loss	(5,337)	(8,065)	-34%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(3,228)	(2,797)	15%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 16 to our Financial Statements.

Segment Revenues and Operating Expenses

Vessel Operations

During fiscal 2013 revenue from vessel operations increased 3% to $18,234.  Overall fiscal 2013 and 2012 activities were at the same level, except for a slight increase in daily rates, which resulted in a $546 increase in vessel revenues. We do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea, so we will continue to pursue opportunities in Turkmenistan and Russian sector of Caspian Sea.

During fiscal 2013 vessel operating costs of $10,333 were in line with fiscal 2012.

During fiscal 2013 we accrued an impairment loss of $1,062 to bring the carrying amounts of two vessels in line with their fair value.  This impairment loss caused the loss from vessel operations during fiscal 2013 to increase to $2,022 compared to a loss of $576 during fiscal 2012.

Geophysical Services

Revenue from geophysical services increased 122% from $6,164 during fiscal 2012 to $13,700 during fiscal 2013.  This is a result of completing eight successful projects for fiscal 2013 covering 114,000 physical points in total compared to five projects in fiscal 2012 with 63,000 total physical points.  As a result of the increased activity, cost of geophysical service revenues increased by 111% to $7,889.

In August 2013 we determined to discontinue KMG’s operations. The corresponding loss from discontinued operations during the fiscal 2013 was $2,571 compared to $2,411 during the fiscal 2012.

As a result of increased activity in our onshore seismic business, net income attributable to Caspian Services, Inc. from geophysical operations of $267 was accrued during fiscal 2013 compared to net loss attributable to Caspian Services, Inc. of $4,685 during fiscal 2012.

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

We anticipate that fiscal 2014 will be flat for seismic work as the credit required by local Kazakh companies to finance these seismic projects remains elusive.  Our strategy for the upcoming year is to try contain costs and to continue to target more large international clients.

Marine Base Services

Our marine base services revenues increased 29% to $1,154 during fiscal 2013.  The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $5,823 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor, which relates to the marine base.  During the fiscal 2013 we realized a marine base services loss of $5,053 compared to a loss of $5,978 during the fiscal 2012.

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

Corporate Administration

Corporate administration refers to some local administration in Kazakhstan and the administration of our affairs in the United States.   During the fiscal year ended September 30, 2013 net loss from corporate administration was $4,736 compared to $2,798 during the fiscal year ended September 30, 2012.  This increase was mostly caused by $1,508 of losses attributable to loans from KMG that were written-off, as KMG operations were discontinued in August 2013.  Additionally, we accrued approximately $230 to reflect default interest on the Consolidated Note.

Consolidated Results

Impairment Loss

During fiscal 2013 we recognized an impairment loss of $1,062 compared to an impairment loss of $1,397 during fiscal 2012. As noted above, the impairment loss accrued during fiscal 2013 represents the loss to bring the carrying amounts of two vessels in line with their fair value.  The impairment loss for fiscal 2012 was the result of the impairment of marine base dredging costs.

General and Administrative Expenses

                General and administrative expense for the fiscal year ended September 30, 2013 was $11,078, which was a 17% increase from the comparable prior period result.  This increase is mostly caused by $1,302 of bad debt allowance recognized in the vessel segment during fiscal 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1,201 or 19% to $5,015 during fiscal 2013 compared to fiscal 2012.  This decrease was caused by the sale of one of our vessels and discontinued KMG operations during the fiscal 2013.

Interest Expense

Interest expense during fiscal 2013 increased to $7,985 or 19% compared to fiscal 2012.  This increase was the result of applying default rates to our loans due to EBRD and the Investor during the fiscal 2013.

Foreign Currency Transaction Loss

During fiscal 2013 we realized an increase in foreign currency transaction loss from $363 during fiscal 2012 to $660 during fiscal 2013.  This was caused mainly by significant variations in the value of the US dollar and the Euro during fiscal 2013, while during fiscal 2012 FOREX rates were more stable.  It is our policy to try and match foreign currency costs with foreign currency income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower.  It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-Operating Income (Loss), net

During fiscal 2013 we realized other non-operating income, net of $1,950 compared to other non-operating loss, net of $182 during fiscal 2012.  This increase is mostly attributable to the net proceeds from the sale of one of our vessel.  The vessel sale was a one-time event and we do not expect to realize the significant non-operating income in future.

Net Other Expenses

Net other expenses decreased 6% to $6,633 during fiscal 2013 as increases in interest expense and foreign currency transaction loss were more than offset by the significant increase other non-operating income, net.

Benefit from (provision for) income tax

During fiscal 2013 we realized a benefit from income taxes of $528 compared to a benefit of $740 during fiscal 2012.  This difference was caused by the fact that more significant taxable losses were recognized during fiscal 2012 than during fiscal 2013. Each entity is taxed separately in Kazakhstan.

            Net Loss

As a result of the aforementioned factors, during fiscal 2013 we realized a  net loss during fiscal 2013 of $11,828 compared to a net loss of $15,952 during fiscal 2012.

Comprehensive Loss

With the closing of KMG, net loss attributable to noncontrolling interests decreased from $1,915 in fiscal 2012 to $284 in fiscal 2013.  We also realized a 12% increase in foreign currency translation adjustment during the same period.  As a result, comprehensive loss decreased 16% in fiscal 2013 and comprehensive loss attributable to Caspian Services, Inc. decreased 18%.

Liquidity and Capital Resources

At September 30, 2013 we had cash on hand of $3,973 compared to cash on hand of $4,601 at September 30, 2012.  At September 30, 2013 total current liabilities exceeded total current assets by $66,631. That was mainly attributable to the EBRD loan and put option and the Investor loans being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made to MOBY.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of September 30, 2013 the outstanding loan balance and accrued interest of the EBRD loan was $23,387.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE.

In connection with the EBRD financing, EBRD also made a $10,000 equity investment to purchase a 22% equity interest in Balykshi.  To secure that funding we were required to grant EBRD a put option whereby EBRD can require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties, except that in the event of a default, EBRD has the right to accelerate the put option at a fixed rate of return as discussed in more detail below.  In the event there is a change in control of the Company, EBRD may, but is not required to exercise its put right to require the Company to repurchase the equity interest at its fair market value.

The put option includes an acceleration right in the event: (i) any financial debt of Balykshi in excess of $1,000 is not paid when due, or a default of any nature occurs and such financial debt becomes prematurely due and payable or is placed on demand; (ii) any party to the financing agreements (other than EBRD) fails to meet its obligations under of any of the financing agreements between Balykshi, the Company and EBRD; (iii) any actions are taken or proceeding instituted that would result in the Company’s bankruptcy, insolvency, reorganization or similar action, or the Company’s consenting to any such action or proceeding;  (iv) any representation or warranty made or confirmed by the Company or Balykshi is found to be false or misleading when made or confirmed.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return.

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base within a reasonable period of time.  During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging works still required.  Currently, Balykshi has insufficient funds to complete the dredging project.  As the dredging was not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

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

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the semi-annual repayment installments under the EBRD loan are due each year on November 20 and May 20.  The payments due on November 20, 2011, May 20, 2012, November 20, 2012 and May 20, 2013 and November 20, 2013 were not made, which may constitute an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement. The default interest rate of the EBRD Loan of 9% is applied to the payments due but not paid.

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

To help meet our additional funding obligations to construct the marine base, in 2008 we entered into two facility agreements pursuant to which we received debt funding of $30,000.  In June and July 2011, the Investor acquired the two facility agreements.  In September 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446 in connection with a proposed restructuring of the facility agreements.

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $.12 per share.  The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by the Investor or made at our election by the September 30, 2014 maturity date, we must repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, shall be due and payable on September 30, 2014. The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

With the increase in our authorized common stock in May 2013, the Investor now has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $.10 per share.

As of the date of this report, none of the semi-annual interest payments have been made to the Investor when due.  During fiscal 2013 and through the date of this annual report on Form 10-K the Company has paid $1,800 to the Investor to reduce interest due.  The failure to pay the interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2013 and September 30, 2012.  As of the date of this report, to our knowledge, the Investor has not made any demand for immediate repayment of the Consolidated Note.

As discussed above in Item 1 Business of this annual report on Form 10-K, during the first quarter of fiscal 2013 we agreed in principle to a non-binding Term Sheet regarding a potential restructuring of our financial obligations to EBRD and the Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  Subsequent to the end of our 2013 fiscal year, negotiations between the parties stalled and have been discontinued.  It appears unlikely that a restructuring of our obligations to EBRD and the Investor will be accomplished on the terms set out in the Term Sheet.  We have commenced new discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or the Investor on favorable terms, or at all.

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In order to diversify our operations, during fiscal 2013 we were able to enter the Russian market.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

Our ability to continue as a going concern is dependent upon, among other things, our ability to (i) successfully restructure our financial obligations to EBRD and the Investor, (ii) increase our revenues and improve our operating results to a level that will allow us to service our financial obligations, and/or (iii) attract other significant sources of funding.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2013 and 2012:

	For the fiscal years ended September 30,
	2013	2012

Net cash provided by operating activities	$1,929	$1,263
Net cash used in investing activities	(503)	(1,789)
Net cash used in financing activities	(1,600)	(2,000)
Effect of exchange rate changes on cash	(454)	991

Net change in cash	$(628)	$(1,535)

Net cash flow from operations for fiscal 2013 was positive.  This positive cash flow was mostly due to inflow from an increase in our accrued expenses of $5,296 and a decrease in our other receivables of $945 which was partially offset by outflow from increases in our trade accounts receivable of $4,190.

Net cash used in investing activities for the fiscal 2013 mostly represents cash received from the sale of a vessel of $2,878, which was partially offset by payment for vessel shooter of $900 and the partial advance payment for geophysical equipment of approximately $1,860.

Net cash used in financing activities during the fiscal 2013 represents partial payment of interest due to Investor under the Consolidated Note.

Summary of Material Contractual Commitments

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Loans from an individual	$ 40,449	$ 40,449	$ -	$ -	$ -
Loans from EBRD	23,387	23,387	-	-	-
Accelerated put option liability	19,649	19,649	-	-	-
Operating leases - vessels*	1,813	1,532	281	-	-
Operating leases - other*	864	456	408	-	-
Purchase commitments*	3,199	3,199	-	-	-
Total	$ 89,361	$ 88,672	$ 689	$ -	$ -

* For additional information regarding our operating leases and purchase commitments please Note 13 - Commitments and Contingencies of our Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

In January 2008 Balykshi, Kyran Holdings Limited and JSC “KazMorTransFlot” formed the MOBY joint venture, to operate a boat repair and drydocking services yard located at our marine base.  Balykshi owns a 20% interest in MOBY.  In August 2008 MOBY entered into a loan agreement with EBRD.  The MOBY loan agreement provided that EBRD would loan MOBY $10,300 (the “MOBY Loan”).

In June 2009 in connection with the MOBY loan agreement, EBRD required certain parties, including the Company, as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”), which guarantees repayment of the MOBY Loan.  The MOBY Loan funded and we became liable for the obligations under the Guarantee as of September 2009.  The Guarantee constitutes a direct financial obligation of the Company.

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at September 30, 2013 reflected a total maximum potential obligation of $893.  There is currently no recorded liability for potential losses under this guarantee, nor is there any liability for the Company’s obligation to fund such guarantee.

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

As of September 30, 2013 and 2012 MOBY was in violation of certain financial covenants under the MOBY Loan.  To our knowledge, as of the date of this report, EBRD has not sought to accelerate repayment of the MOBY Loan.

On July 29, 2013 consistent with the terms agreed in the Term Sheet, we entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions including restructuring our obligations with EBRD.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 1 – The Company, Basis of Presentation and Accounting Policies of our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period.  Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies.  We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future.  Actual results may differ from these estimates under different assumptions.

We suggest that the Summary of Significant Accounting Policies, as described in Note 1 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our Consolidated Financial Statements are described below.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 15 to our Consolidated Financial Statements for a discussion of the fair value of the long-term derivative put option liability.

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, we entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties.  If the put price together with any dividend received by EBRD generates an annual internal rate of return for EBRD in excess of 30% per annum rate (the “put price excess”), the put price shall be reduced by an amount representing half of the put price excess.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require us to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distributions received by EBRD, at any time following one of the events mentioned above.  Due to the fact that EBRD has verbally notified us that they believe we are in breach of some covenants under the EBRD financing agreements and that such could be deemed to trigger EBRD’s acceleration right, we determined to reflect an accelerated put option liability of $19,649.

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

Receivables — In the normal course of business, we extend credit to our customers on a short-term basis.  The principal customers for our vessels are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal.  Dealings with smaller, local companies, typically for our geophysical services, particularly with the current difficulties in equity and credit markets, pose the greatest risks.  For new geophysical services customers, we typically require an advance payment and we retain the seismic data generated from these services until payment is made in full.  We routinely review our accounts receivable balances and make provisions for doubtful accounts as necessary.  Accounts are reviewed on a case by case basis and losses are recognized in the period if we determine it is likely that receivables will not be fully collected.  We may also provide a general provision for accounts receivables based on existing economic conditions.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2012 the Company reviewed its long-lived assets and determined the marine base was impaired. At September 30, 2013 the Company also impaired the vessels held for disposal. See Note 15 for details.

In August 2013 we decided to discontinue the operations of KMG as it had not generated significant income for the last several fiscal years and, due to a lack of business prospects, we do not expect it will begin generating income in the foreseeable future.  The closing of KMG will help us eliminate the losses it has been incurring as a result of KMG’s unprofitable operations and allow us to concentrate on more profitable projects.  We have agreed to sell the KMG shell company, (after closing down all operations and transferring the assets which may be used in our operations), to a non-related company for approximately $3.

The $1,806 loss on disposal of KMG assets and liabilities and $765 of KMG operational losses are included in the loss from discontinued operations on the consolidated statements of comprehensive income (loss) for fiscal 2013.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax bases and attributable to operating loss carry forwards.  Differences generally result from the calculation of income under US GAAP and the calculation of taxable income calculated under Kazakhstan income tax regulations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report on Form 10-K,  our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified by the Commission’s rules and forms and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer,  as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this assessment, our management concluded that as of September 30, 2013 our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

 None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions they held as of December 31, 2013.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Officer Since

Mirgali Kunayev	55	Chairman of the Board of Directors	2002
Kerry Doyle	66	Director	2010
Valery Tolkachev	46	Director	2005
Jeffrey Brimhall	33	Director	2010
Alexey Kotov	36	Director, Chief Executive Officer and President	2009	2010
Indira Kaliyeva	40	Vice President and Chief Financial Officer		2010

A brief description of their background and business experience of each of the above individuals follows:

Directors

Dr. Mirgali Kunayev, Chairman of the Board of Directors.  Dr. Kunayev has served as the Chairman of the Company’s board of directors since the Company acquired Caspian Services Group Limited (“CSGL”) in 2002.  From 2002 to 2005 he also served as the Company’s Chief Executive Officer and President.  From 2000 to 2002 Dr. Kunayev served as a Vice President of CSGL.   From 1998 to 2000 Dr. Kunayev was the President of OJSC Kazakhstancaspishelf.  During that time he worked collaboratively on the projects for Kazakhstan’s national oil company –KazakhOil, with major international geophysical companies.  As the Chairman of the Company’s board of directors, Dr. Kunayev has concentrated on developing the geophysical operations of the Company and leading its strategic initiatives.  A graduate of the Geophysics Department of Kazakhstan National Politech University, Dr. Kunayev earned his Doctoral (Ph.D.) credentials in January of 2002 under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.  He has been an associate academician of the Russian Academy of Natural Science since April of 2006.  Dr. Kunayev is not currently, nor has he in the past five years been, a director or nominee in any other SEC registrant or registered investment company.  The board considered Dr. Kunayev’s detailed understanding of the Company’s operations and strategic goals, his educational and professional expertise in geophysical services, as well as his extensive experience and reputation in the industry in connection with his appointment and ongoing service on the board.

Kerry Doyle, Director.  Mr. Doyle served as the Chief Executive Officer and President of the Company from November 2008 to August 2010.  He has been retired since August 2010.  From 2004 to 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian. As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for day-to-day operations, particularly the development and growth of its seismic data acquisition activities. From 2003 to 2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and

Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000 to 2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years of experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Doyle’s experience and understanding of the Company’s operations and strategic goals, his professional experience and his connections in the industry in determining that Mr. Doyle should serve as a director of the Company.

Valery Tolkachev, Director.  Since June 2011 Mr. Tolkachev has served as the First Deputy Chairman of the Managing Board of Taurus Bank.  From 2009 to May 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a MaxWellBank), including Chairman of the Managing Board, President, member of the board of directors and Chairman of the Credit Committee. From August 2008 to March 2009 Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008 Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCreditAton, former ATON Broker.)  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev became a Company director in 2005.  Mr. Tolkachev also serves as a director of BMB Munai, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as a Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall is responsible for preparing financial statements and performing variance analysis to present to management and the board of directors. He also assists in the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall has been with Resolute Energy since December 2009. From March 2010 to December 2010 Mr. Brimhall served as the CFO, Secretary, Treasurer and as a director of Geo Point Technologies, Inc. In December 2010 Mr. Brimhall resigned as CFO for the company but has remained on as a director of the successor company RTS Oil Holding, Inc.  Since June 2012 Mr. Brimhall has also served as the Secretary and a director of Geo Point

Resources, Inc.  RTS Oil Holdings, Inc.  and Geo Point Resources, Inc. are SEC reporting issuers. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor. In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Brimhall’s experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience in concluding that he should serve on the Company’s board of directors.

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

Indira Kaliyeva, Vice President and Chief Financial Officer. Ms. Kaliyeva has over a decade of accounting and financial reporting management experience working for major international audit and oil-gas service industries players in Kazakhstan.  Ms. Kaliyeva has been employed with the Company since April 2006.  From April 2006 to May 2010 she served as the Company’s Financial Reporting Manager and Financial Controller.  In that capacity she was responsible for supervision of the Company's financial reporting team and for consolidation of the financial and statutory accounting of all Company subsidiaries in the Republic of Kazakhstan.  Before joining the Company Ms. Kaliyeva was employed with PetroKazakhstan, a Canadian oil exploration and production company operating in the Republic of Kazakhstan. From April 2003 through November 2004 she served in the position of Senior Financial Reporting Analyst and from November 2004 through April 2006 she held the position of Deputy Financial Reporting Manager.  Ms. Kaliyeva worked for Deloitte & Touche in Almaty, Kazakhstan from July 1997 to April 2003 where she held several positions from Auditor's Assistant to Senior Auditor and worked with major clients in the energy, mining, and oil and gas sectors.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his or her ability or integrity, including:

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

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or
(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

 (4)  being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5)  being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

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
(ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and executive officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2013 all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our principal executive, financial and accounting officers and persons performing similar duties.  The Code is reasonably designed to deter wrong-doing and promote honest and ethical behavior, including (i) the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the Code to an appropriate person, and (v) accountability for adherence to the Code.  A copy of our Code of Ethics has been posted on our website and may be viewed at www.caspianservicesinc.com.  A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures set forth in our proxy statement filed with the Commission on March 22, 2013, by which security holders may recommend nominees to our board of directors.

Item 11.  Executive Compensation

Unless specifically stated otherwise in this Item 11, all compensation amounts stated in this Item 11 are as stated, rather than being stated in thousands.

Name and principal position	Year	Salary (1)	Bonus	Stock awards (2)	All other compensation (3)	Total
		($)	($)	($)	($)	($)

Alexey Kotov	2013	169,469	-	18,056(4)	66,202	253,727
CEO & President	2012	167,000	100,741	13,428(4)	134,006	415,175

Indira Kalieva	2013	105,000	-	-	46,700	151,700
Vice President & CFO	2012	85,000	30,000	-	47,925	162,926

Mirgali Kunayev	2013	249,600	-	-	40,896	290,496
Chairman of the Board of	2012	250,000	-	-	92,243	342,243
Directors & Consultant

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2)
For details regarding the assumptions made in the valuation of stock awards, please see subheading “Stock-based Compensation Plan” of Note 11 – Stockholders’ Equity of our Consolidated Financial Statements included in this report.

(3)	For a breakdown of the compensation components included in “All other compensation” please see the “All Other Compensation” table below.
(4)
Pursuant to the terms of his employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010) Mr. Kotov is entitled to receive a restricted stock grant equal to 0.85% of the then outstanding current stock of the Company.  These restricted stock grants vest over a period of three years with initial vesting occurring one year from the date the grant becomes due.  The restricted stock grant for the period ended August 2, 2012 totaled 447,589 shares.  These shares were valued at $0.03 per share, which was the closing price of the Company’s common stock on August 2, 2012.  The restricted stock grant for the period ended August 2, 2013 totaled 451,394 shares.  These shares were valued at $0.04 per share, which was the closing price of the Company’s common stock on August 2, 2013.  In September 2013 Mr. Kotov agreed to release the Company from its obligation to issue the outstanding grants for August 2, 2012 and August 2, 2013.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All other compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Pension Fund	Health Insurance	Family Travel Allowance	Vehicle Allowance	Unused Vacation

Alexey Kotov	2013	$45,843	$7,904	$1,232	$3,190	$7,931	$0	$103
	2012	101,773	1,868	1,742	13,629	-	14,994	-

Indira Kalieva	2013	11,209	11,818	9,558	6,762	-	7,352	-
	2012	14,254	15,273	7,957	4,029	-	6,413	-

Mirgali Kunayev	2013	21,020	-	9,241	10,635	-	-	-
	2012	30,844	8,015	10,353	8,886	-	13,366	20,779

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

Given the Company’s financial situation throughout fiscal 2012 and 2013, our CEO recommended and our board of directors elected to rely upon other components of compensation to motivate and reward named executive officers for significant contributions to the Company.  We anticipate the board will continue this practice; however, nothing precludes the board of directors from re-evaluating base salaries for possible increases during fiscal 2014.

Bonuses

During fiscal 2013 our board of directors did not award bonuses to our named executive officers.  Subsequent to the fiscal year end, the board determined to award bonuses to certain of our named executive officers for the purpose of motivating them to remain with the Company. The board of directors awarded Mr. Kotov a bonus of $106,000.  Ms. Kaliyeva was awarded a bonus of $60,000.  These bonuses were completely discretionary and subjectively determined by our board of directors at the time they were awarded.  They were not based on any pre-established, performance-based criteria and the Company was under no obligation to award cash bonuses.  As the bonuses were awarded subsequent to the fiscal year end, they are not reflected in the Summary Compensation Table.

Equity incentive awards

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vested equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  As of the end of fiscal 2013, Mr. Kotov was entitled to grants of 447,589 shares for the period ended August 2, 2012 and 451,394 shares for the period ended August 2, 2013.  In September 2013 Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants for both periods.

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

The employment agreements of Mr. Kaliyeva, Mr. Kotov and Dr. Kunayev provide for 24 days, 24 days, and five weeks, respectively, of vacation annually in accordance with the vacation policies of the Company, as well as some personal leave time.

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

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2013 we were required to make pension fund payments for Dr. Kunayev, Ms. Kaliyeva and Mr. Kotov.  We do not have any other liabilities related to any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities for any of our named executive officers.  We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Termination of Employment Agreements

The employment agreements of Mr. Kotov and Ms. Kaliyeva provide that they may be terminated: i) involuntarily; ii) for cause; or iii) voluntarily.

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

The employment agreements of Mr. Kotov also provides for termination in the event of a change in control of the Company.  For purposes of the employment agreements, “change in control” means:  (i) an acquisition by any person or group wherein that person or group end up beneficially owning 50% or more of our outstanding common stock or 50% or more of the combined voting power of the Company; or the approval of our shareholders of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction.  Mr. Kotov’s employment agreement also provides that a change of control may be deemed to occur if the Company or any of its major subsidiaries sells 40% or more of its assets.

We may terminate Dr. Kunayev’s employment agreement at any time for “cause”, as defined in his employment agreement, with all rights and benefits under the employment agreement ending as of the effective date of such termination.  Except as otherwise provided in the employment agreement, Dr. Kunayev’s rights and benefits under the agreement shall terminate upon his voluntary termination of employment, retirement, decision not to stand for re-election, his failure to be re-elected to our board of directors or to be appointed Chairman following an election of directors, his death or disability.

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

Potential Payments upon Termination or Change in Control

The employment agreements of our named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2013.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Alexey Kotov	For cause(1)	$0	$0
	Resignation except for good reason(2)	$0	$0
	Disability(3)	$110,000	$0
	Other termination(4)	$185,000	$7,397
	Change in control(5)	$404,000	$7,397

Indira Kaliyeva	For cause(1)	$0	$0
	Resignation except for good reason (6)	$0	$0
	Disability(3)	$71,500	$0
	Voluntary or involuntary termination(7)	$96,000	$0

Mirgali Kunayev	Voluntary termination, retirement, failure to be re-elected, failure to be appointed Chairman, resignation or removal as a director	$0	$0
	For cause(1)	$0	$0
	Termination other than for cause, disability or by Dr. Kunayev for good reason(8)	$264,900	$0
	Change in control(9)	$522,350	$0

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
(2)	If Mr. Kotov resigns, except for good reason as detailed in his employment agreement, he will not be eligible for termination compensation and benefits.
(3)
In the event employment is terminated due to disability, the Company is required to pay base salary for the calendar month in which termination is effective and for the lesser of i) six consecutive months thereafter, or ii) the period until disability insurance benefits commence.

(4)
If Mr. Kotov’s employment is terminated for any reason other than for cause, by resignation for good reason or due to a change in control, the Company must continue to pay Mr. Kotov’s base salary, incentive compensation and bonuses, benefits and stock vesting in accordance with the terms of his employment agreement for a period of the greater of (i) a ten consecutive months or (ii) until the end of the term of his employment agreement.

(5)
If Mr. Kotov’s employment is terminated by reason of a change in control of the Company, Mr. Kotov would be entitled to a lump sum payment on the date of termination equal to the total of his one time annual salary and the total base salary due Mr. Kotov for the remainder of the Term of his employment agreement and all unvested restricted stock grants held by or due to Mr. Kotov would vest.  The value of the equity awards was calculated based on a per share price of $0.05, the closing price of our common stock on September 30, 2013.

(6)	If Ms. Kaliyeva resigns, except for good reason as detailed in his employment agreement, she will not be eligible for termination compensation and benefits.
(7)
If Ms. Kaliyeva’s employment is terminated for any reason other than for cause or by resignation, for the greater of (i) a three consecutive month period or (ii) the period until the end of the Term of her employment agreement, the Company must pay Ms. Kaliyeva’s base salary and benefits.

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

(9)
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2013.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: number of securities underlying unexercised unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Alexey Kotov	100,000	-	-	3.00	08/01/2015
Mirgali Kunayev	110,000	-	-	3.00	08/01/2015

The following table sets forth information regarding the outstanding stock awards held by our named executive officers as of September 30, 2013.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Alexey Kotov	-	-	147,939(1)	7,397(2)

(1)	These shares will vest on August 2, 2014. The stock grant is subject to a six-month holding period during which the shares may not be sold.
(2)	The market value of the unearned shares was calculated based on the closing price of the Company’s common stock on September 30, 2013, which was $0.05 per share.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors, nor did we award any equity compensation to any of our non-employee directors during fiscal 2013.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors during fiscal 2013.

	Fees
	earned or
	paid in
Name	cash	Total
	($)	($)

Kerry Doyle	30,000	30,000

Valery Tolkachev	30,000	30,000

Jeffrey Brimhall	30,000	30,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 31, 2013 a total of 52,657,574 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, who own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Bakhytbek Baiseitov	392,395,000(2)	87.9
	291/21 Dostyk Ave
	Almaty, Kazakhstan 050020

Common	Firebird Management LLC(3)	6,958,331	13.2
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.3
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

(1)	This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights and options.
(2)
These shares are not currently issued or outstanding. On September 30, 2011, in connection with ongoing efforts to finalize and close the Loan Restructuring Agreement, the Company issued to Baiseitov two promissory notes: i) the Non-Negotiable Note in the principal amount of $10,800; and ii) the Consolidated Note in the principal amount of $24,446.

The Non-Negotiable Note provides that it shall be repaid through the issuance of Company common stock to Baiseitov at any time upon his demand. The price per share for principal and interest shall be $0.12 per share. Interest accrues on the Non-Negotiable Note at a rate per annum equal to 0.26%. The Non-Negotiable Note matures on September 30, 2014. If the issuance of common stock to repay the Non-Negotiable Note has not occurred by September 30, 2014, the Company shall make payment in full of the principal and interest in cash. At December 31, 2013 the outstanding balance of the Non-Negotiable Note was approximately $10,863. Assuming Baiseitov had converted the full principal and accrued interest due under the Non-Negotiable Note as of December31, 2013, he would have been issued approximately 90,525,000 common shares.

The Consolidated Note provides that following the increase in the authorized common stock of the Company to 500,000,000 common shares, which occurred in May 2013, Baiseitov will have the right at any time following a five-day written notice to convert all or any portion of the principal amount of the Consolidated Note and any accrued but unpaid interest into common stock. The conversion price per shares is $0.10. The Consolidated Note accrues interest at a basic interest rate of 12% per annum and a default rate of 13% per annum, which shall be paid semi-annually in arrears on each six-month anniversary of the issuance date. Assuming Baiseitov had converted the full principal and accrued interest due under the Consolidated Note as of December 31, 2013, he would have been issued approximately 301,870,000 common shares.

(3)
Firebird Management, LLC. may be deemed to beneficially own the shares described above because: (i) Firebird Avrora Advisors, LLC. (“Avrora Advisors”) acts as investment advisor to Firebird Avrora Fund, Ltd. (“Avrora”), a private investment fund which owns 1,814,165 shares of common stock; (ii) FGS Advisers, LLC. (“FGS”) acts as investment advisor to the Firebird Global Master Fund, Ltd., (“Global”), which owns 2,938,333 shares of common stock; (iii) FG2 Advisors, LLC. (“FG2”) acts as investment advisor to the Firebird Global Master Fund II, Ltd. (the “Global Fund II”), a private investment fund which owns 333,333 shares of common stock; and (iv) Firebird Management acts as investment adviser to Firebird Republics Fund, Ltd. (“Republics”), a private investment fund which owns 1,775,000 shares of common stock, and Firebird New Russia Fund, Ltd. (“New Russia”), a private investment fund which owns 72,500 shares of common stock. As investment advisors to the above listed funds (the “Funds”), each of Avrora Advisors, FGS, FG2 and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Avrora Advisors and Management, shares investment power and voting power with respect to the common stock reported by them. James Passin and Mr. Sawikin, who serve as the control persons of each of FGS and FG2, share investment power and voting power with respect to the common stock reported by each such entity. Mr. Passin individually holds options to purchase an aggregate of 25,000 share of common stock at an exercise price of $3.00 per share that were granted to him in connection with his service as a former director of the Company. Mr. Passin possesses sole investment and voting power with respect to such securities.

Security Ownership of Management

The following table sets forth as of  December 31, 2013 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

Type of Security	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Alexey Kotov(2) (3)(4)	1,013,534	1.9
Common	Indira Kaliyeva(2)	15,000	*
Common	Mirgali Kunayev(2) (3) (5)	13,275,177	25.2
Common	Jeffrey Brimhall(3)	0	*
Common	Kerry Doyle(3)	0	*
Common	Valery Tolkachev(3) (6)	25,000	*
Directors, Nominees and Named Executive Officers
as a Group: (6 persons)		14,328,711	27.1

*  Less than 1%.

(1)	This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding options.
(2)	Mr. Kotov, Ms. Kaliyeva, and Dr. Kunayev were named executive officers of the Company as of its most recently completed fiscal year end.
(3)	Dr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(4)
Of the shares attributed to Mr. Kotov, he holds 913,434 shares in his own name. 765,495 of these shares have vested to Mr. Kotov. Except upon the occurrence of certain events, as detailed in Item 11 – Executive Compensation, above, the remaining 147,939 shares shall vest to Mr. Kotov on August 2, 2014. 100 of the shares are held of record by Mr. Kotov’s wife and Mr. Kotov holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share. This option expires on August 1, 2015. Pursuant to the terms of Mr. Kotov’s employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010), he is entitled to receive a restricted stock grant equal to 0.85% of the then total number of shares outstanding. As of August 2, 2013 Mr. Kotov was entitled to, but had not yet received grants for the periods ended August 2, 2012 and August 2, 2013, totaling approximately 899,000 shares. In September 2013, Mr. Kotov agreed to release the Company from its obligation to award these shares.

(5)
Dr. Kunayev owns no shares in his own name. The shares attributed to Dr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 13,109,317 shares held by Petroleum Group Services Limited (“PGSL”) and 54,860 shares held in street name. Dr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL. Dr. Kunayev also holds an immediately exercisable option to purchase up to 110,000 shares of our common stock at an exercise price of $3.00 per share. This option expires on August 1, 2015.

(6)	This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights and options.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2013 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000(1)	$3.00	-0-
Equity compensation plans not approved by security holders	-0-	n/a	2,368,347
Total	800,000(1)	$3.00	2,368,347

(1)	Includes options to purchase 800,000 shares of our common stock granted pursuant to the EMPS Corporation 2002 Stock Option Plan.

Changes in Control

As discussed above, on September 30, 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note, and the Consolidated Note.  If Mr. Baiseitov had demanded repayment of the principal and accrued interest of the Non-Negotiable Note as of December 31, 2013, we would have been required to issue approximately 90,525,000 shares to Mr. Baiseitov.  The issuance of shares to retire the Non-Negotiable Note would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Similarly, assuming Mr. Baiseitov had determined to convert the full principal and accrued but unpaid interest owed under the Consolidated Note at December 31, 2013, we would have been required to issue approximately 301,870,000 shares to Mr. Baiseitov.  The election by Mr. Baiseitov to convert the Consolidated Note to shares of the Company would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal 2013 and 2012 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120 or 1% of our average total assets at September 30, 2013 and 2012 in which any related person had or will have a direct or indirect material interest.

Director Independence

The board of directors has determined that as of September 30, 2013 Valery Tolkachev, Jeffrey Brimhall and Kerry Doyle are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the first three quarters of fiscal 2013 and the fiscal year ended September 30, 2012. Effective September 1, 2013, Hansen, Barnett and Maxwell resigned as the independent registered public accounting firm of the Company.

In September 2013 the Company engaged Haynie & Company P.C. as its independent registered public accounting firm for the fiscal 2013 audit.  It is expected Haynie & Company will serve as the Company’s independent registered public accounting firm for the 2014 fiscal year.

Principal accounting fees for professional services rendered for us for the twelve months ended September 30, 2013 and September 30, 2012, are summarized as follows:

	Fiscal 2013	Fiscal 2012

Audit	$ 276	$ 238
Tax	24	34
Total	$ 300	$ 272

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees.  Tax fees were for professional services related to tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2013 and 2012.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm.  The board of directors has the authority to grant pre-approvals of non-audit services.

The board of directors has not, as of the time of filing this annual report on Form 10-K with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors.  Instead, the board of directors as a whole has pre-approved all such services.  In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Haynie & Company described above are compatible with maintaining Haynie & Company’s independence at our independent registered public accounting firm.

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Haynie & Company, P.C. dated January 14, 2014

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated January 15, 2013

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013 and 2012

Consolidated Statements of Equity for the years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation dated July 21, 2005(3)
3.4	Amendment to Articles of Incorporation dated May 10, 2013(19)
3.5	Bylaws of Caspian Services, Inc. (As Amended through June 19, 2008)(6)
3.6	Bylaws of Caspian Services, Inc. (As Amended through September 30, 2011)(17)
3.7	Bylaws of Caspian Services, Inc. (As Amended through March 11, 2013)(20)
4.1	Caspian Services, Inc. 2008 Equity Incentive Plan(12)+
4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011(18)
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011(18)
10.1	Loan Agreement, dated December 21, 2006, between Balykshi LLP and European Bank for Reconstruction and Development(4)
10.2	First Amendment to Loan Agreement, dated June 20, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.3	Investment Agreement, dated June 28, 2007, between Balykshi LLP and European Bank for Reconstruction and Development(5)
10.4	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(7)+
10.5	Put Option Agreement, dated August 6, 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(8)
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

Exhibit No.	Exhibit Description

10.8	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(10)+
10.9	Second Amendment to Loan Agreement, dated October 22, 2009, between Balykshi LLP and European Bank for Reconstruction and Development(11)
10.10	Amendment Deed to Deed of Financial Performance Guarantee, dated October 22, 2009, between Balykshi LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(11)
10.11	Employment Agreement, dated May 31, 2010, between Caspian Services, Inc. and Indira Kaliyeva(13)+
10.12	Employment Agreement, dated August 2, 2010, between Caspian Services, Inc. and Alexey Kotov(14)+
10.13	Shareholders Agreement, dated August 6, 2008, among Caspian Real Estate Limited, Caspian Services, Inc., Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.14	Deed of Financial and Performance Guarantee, dated August 6, 2008, among Balykshy L.L.P. and Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.15	Share Retention Deed, dated October 3, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.16	Subordination Deed, dated August 6, 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (15)
10.17	Deed of Assignment of Contracts, dated August 5, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.18	Deed of Assignment of Insurances, dated September 12, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
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

10.21	Participation Interest Pledge Agreement, dated August 15, 2008, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.22	Amendment Agreement No. 1 to Participation Interest Pledge Agreement, dated March 31, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.23	Amendment Agreement No. 2 to Participation Interest Pledge Agreement, dated October 22, 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (15)
10.24	Agreement on Pledge of Movable Property, dated August 15, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)

Exhibit No.	Exhibit Description

10.25	Amendment Agreement No. 1 to Agreement on Pledge of Movable Property, dated October 22, 2009, between Balykshy L.L.P. and European Bank for Reconstruction and Development (15)
10.26	Agreement on Pledge of Monies at the Bank Accounts, dated August 15, 2008, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)
10.27
Agreement on Pledge of Monies at the Bank Accounts, dated December 12, 2008, between Caspian Real Estate Limited and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)

10.28
Amendment Agreement No. 1 to Agreement on Pledge of Monies at the Bank Accounts, dated October 22, 2009, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (15)

10.29	Loan Consolidation and Restructuring Agreement by and among Caspian Services, Inc. and Bakhytbek Baiseitov, dated as of July 31, 2011(16)
10.30	Addendum #1 to Employment Agreement of Alexey Kotov, dated July 29, 2013(20)+
14.1	Code of Ethics(2)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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
(14)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
(15)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2011.
(16)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2011.
(17)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011.
(18)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013.
(19)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2013.
(20)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 14, 2014	/s/ Alexey Kotov
Name: Alexey Kotov
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 14, 2014	/s/ Alexey Kotov
Alexey Kotov Chief Executive Officer and Director

Date:	January 14, 2013	/s/ Indira Kaliyeva
Indira Kaliyeva Chief Financial Officer

Date:	January 14, 2014	/s/ Mirgali Kunayev
Mirgali Kunayev
Chairman of the Board of Directors

/s/ Jeffrey Brimhall
Date:	January 14, 2014	Jeffrey Brimhall Director

/s/ Kerry Doyle
Date:	January 14, 2014	Kerry Doyle Director

/s/ Valery Tolkachev
Date:	January 14, 2014	Valery Tolkachev Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Caspian Services, Inc. and Subsidiaries as of September 30, 2013, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Caspian Services, Inc. and Subsidiaries as of September 30, 2012, and for the year then ended were audited by other auditors and whose report, dated January 15, 2013, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 10, a Company creditor has indicated that it believes the Company may be in violation of certain covenants of certain substantial financing agreements. The financing agreements have acceleration right features that, in the event of default, allow for the loan and accrued interest to become immediately due and payable.  As a result of this uncertainty, the Company has included the note payable and all accrued interest as current liabilities at September 30, 2013.  At September 30, 2013, the Company had negative working capital of approximately $66,631,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Haynie & Company, P.C.
Salt Lake City, Utah
January 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and Subsidiaries as of September 30, 2012, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and Subsidiaries as of September 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 10, a Company creditor has indicated that it believes the Company may be in violation of certain covenants of certain substantial financing agreements. The financing agreements have acceleration right features that, in the event of default, allow for the loan and accrued interest to become immediately due and payable.  As a result of this uncertainty, the Company has included the note payable and all accrued interest as current liabilities at September 30, 2012.  At September 30, 2012, the Company had negative working capital of approximately $60,273,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 15, 2013

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	September 30,	September 30,
	2013	2012
ASSETS
Current Assets
Cash	$ 3,973	$ 4,601
Trade accounts receivable, net of allowance of $2,796 and $1,578, respectively	11,075	7,122
Trade accounts receivable from related parties, net of allowance of $3,499 and $3,254, respectively	1,455	995
Other receivables	705	461
Inventories	1,053	1,900
Property held for sale, net of allowance of $1,273 and $1,592, respectively	203	854
Prepaid taxes	1,329	2,173
Advances paid	829	789
Deferred tax assets	235	1,896
Prepaid expenses and other current assets	571	826
Total Current Assets	21,428	21,617
Vessels, equipment and property, net	50,741	58,928
Drydocking costs, net	519	12
Long-term deferred tax assets	1,849	-
Goodwill	224	229
Intangible assets, net	29	100
Long-term prepaid taxes	4,735	5,433
Investments	13	13
Long-term other receivables, net of current portion	1,005	1,144
Total Assets	$ 80,543	$ 87,476

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,409	$ 2,384
Accrued expenses	1,244	761
Taxes payable	911	1,303
Deferred revenue	10	6
Accelerated put option liability	19,649	17,822
Long-term debt - current portion	63,836	59,614
Total Current Liabilities	88,059	81,890
Long-term deferred revenue from related parties	2,619	2,866
Long-term deferred income tax liability	-	292
Total Long-Term Liabilities	2,619	3,158
Total Liabilities	90,678	85,048
Equity (Deficit)
Common stock, $0.001 par value per share; 500,000,000 and 150,000,000 shares authorized
in 2013 and 2012, respectively; 52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,827	64,799
Accumulated deficit	(49,894)	(38,350)
Accumulated other comprehensive loss	(15,619)	(14,995)
Equity (Deficit) attributable to Caspian Services, Inc. Shareholders	(633)	11,507
Deficit attributable to noncontrolling interests	(9,502)	(9,079)
Total Equity (Deficit)	(10,135)	2,428
Total Liabilities and Equity (Deficit)	$ 80,543	$ 87,476

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2013	2012

Revenues
Vessel revenues	$ 18,234	$ 17,688
Geophysical service revenues	13,700	6,164
Marine base service revenues (which includes $566 and $544, respectively, from related parties)	1,154	896
Total Revenues	33,088	24,748

Operating Expenses
Vessel operating costs	10,333	10,309
Cost of geophysical service revenues	7,889	3,733
Cost of marine base service	863	821
Depreciation and amortization	5,015	6,216
Impairment loss	1,062	1,397
General and administrative expense (which includes $198 and $0, respectively, to related parties)	11,078	9,471
Total Costs and Operating Expenses	36,240	31,947
Loss from Operations	(3,152)	(7,199)

Other Income (Expense)
Interest expense	(7,985)	(6,706)
Foreign currency transaction loss	(660)	(363)
Interest income	62	169
Other non-operating income (loss), net	1,950	(182)
Net Other Expense	(6,633)	(7,082)

Loss from Continuing Operations Before Income Tax	(9,785)	(14,281)
Benefit from income tax	528	740
Net loss from continuing operations	(9,257)	(13,541)
Loss from discontinued operations, net of tax of $0 and $99, respectively	(2,571)	(2,411)
Net loss	(11,828)	(15,952)
Net loss attributable to noncontrolling interests	284	1,915
Net loss attributable to Caspian Services, Inc	(11,544)	(14,037)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(763)	(684)
Comprehensive loss	(12,307)	(14,721)
Comprehenive income (loss) attributable to non-controlling interest	139	(57)
Comprehensive loss attributable to Caspian Servicc, Inc.	$ (12,168)	$ (14,778)

Basic and Diluted Loss per Share from continuing operations	$ (0.18)	$ (0.26)
Basic and Diluted Loss per Share from discontinued operations	(0.05)	(0.05)
Basic and Diluted Loss per Share	$ (0.23)	$ (0.31)
Weighted Average Shares Outstanding	52,657,574	52,435,666

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended September 30, 2013 and 2012
(Dollars in thousands, except share and per share data)
	CSI Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

September 30, 2011	52,213,757	$ 53	$ 64,724	$ (24,313)	$ (14,254)	$ (7,221)	$ 18,989
Net loss	-	-	-	(14,037)	-	(1,915)	(15,952)
Currency translation adjustment	-	-	-	-	(741)	57	(684)
Stock based compensation	443,817	-	75	-	-	-	75
September 30, 2012	52,657,574	53	64,799	(38,350)	$ (14,995)	(9,079)	2,428
Net loss	-	-	-	(11,544)	-	(284)	(11,828)
Currency translation adjustment	-	-	-	-	(624)	(139)	(763)
Stock based compensation	-	-	28	-	-	-	28
September 30, 2013	52,657,574	$ 53	$ 64,827	$ (49,894)	$ (15,619)	$ (9,502)	$ (10,135)

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$ (11,828)	$ (15,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,015	7,148
Impairment loss	1,062	1,397
Loss from discontinuied operations	2,571	-
Gain on sale of property and equipment	(1,070)	-
Accrued interest on accelerated put option	1,827	2,236
Foreign currency transaction loss	660	370
Stock based compensation	28	75
Changes in current assets and liabilities:
Trade accounts receivable	(4,190)	6,655
Trade accounts receivable from related parties	(471)	1,676
Other receivables	945	384
Inventories	807	(81)
Inventories held for sale	640	41
Prepaid taxes	776	(374)
Advances paid	(26)	(146)
Deferred tax assets	(243)	(299)
Prepaid expenses and other current assets	246	447
Long-term prepaid taxes	574	(154)
Long-term other receivables, net of current portion	113	47
Accounts payable	48	(2,510)
Accounts payable to related parties	(25)	(31)
Accrued expenses	5,296	2,532
Taxes payable	(366)	(993)
Deferred revenue	4	(579)
Long-term deferred revenue from related parties	(180)	(167)
Long-term deferred income tax liability	(284)	(459)
Net cash provided by operating activities	$ 1,929	$ 1,263

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	2,878	-
Payments to purchase vessels, equipment and property	(3,381)	(1,789)
Net cash used in investing activities	$ (503)	$ (1,789)

Cash flows from financing activities:
Payments on long-term debt	(1,600)	(2,000)
Net cash used in financing activities	$ (1,600)	$ (2,000)
Effect of exchange rate changes on cash	(454)	991
Net change in cash	(628)	(1,535)
Cash at beginning of period	4,601	6,136
Cash at end of period	$ 3,973	$ 4,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,600	$ -
Cash paid for income tax	-	370

The accompanying notes are an integral part of these consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 1 — THE COMPANY, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and Kazmorgeophysica CJSC (“KMG”, which was discontinued in August 2013), collectively “Caspian” or the “Company.” Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – The Company funded a portion of the construction of its marine base through a combination of debt and equity financing pursuant to which the European Bank for Reconstruction and Development (“EBRD”) provided $18,600 of debt financing and made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

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

In accordance with US GAAP the put option is an unconditional obligation and is measured at its fair value based on an estimate of the amount of cash that would be required to settle the liability.  At the time of investment, the $10,000 of proceeds from the equity financing was allocated to the put option which was classified as a long-term liability.

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at September 30, 2013 and 2012. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $19,649 and $17,822 as of September 30, 2013 and 2012, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report on Form 10-K, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

To help the Company meet its additional funding obligations to construct the marine base, in 2008 the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011, Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In September 2011 the Company issued the Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”) in connection with restructuring the facility agreements.

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Note by the issuance of common stock of the Company. The price per share for principal and interest shall be $.12 per share. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by the Investor or made at the election of the Company by the September 30, 2014 maturity date, the Company must repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, which shall be payable in cash upon demand.  The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, shall be due and payable on September 30, 2014.

With the increase in the Company’s authorized common stock as discussed in Note 4, the Investor now has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $.10 per share.

As of the date of this report, none of the semi-annual interest payments have been made when due. As of September 30, 2013 the Company had cumulatively paid $1,600 to the Investor, which was credited as a reduction of interest due. Subsequent to fiscal 2013 the Company paid an additional $200 to the Investor, which was credited as a reduction of interest due.

The failure to pay interest on the Consolidated Note when due is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2013 and 2012. As of the date of this report on Form 10-K, to the Company’s knowledge, the Investor has not demanded immediate repayment of the Consolidated Note.

During December 2012 the Company, EBRD and the Investor outlined the terms of a potential restructuring of the Company’s financial obligations to EBRD and the Investor in a non-binding term sheet (“Term Sheet”).  Throughout the fiscal year the parties have worked to negotiate definitive agreements pursuant to the terms set out in the Term Sheet.  Subsequent to the fiscal year end, negotiations between EBRD, the Investor and the Company to restructure the Company’s financial obligations pursuant to the terms of the Term Sheet stalled and have been discontinued. However, the Company has engaged in new discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Should EBRD or the Investor determine to accelerate the Company’s repayment obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or the Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company is unable to obtain funding to meet these obligations EBRD or the Investor could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.  The Company has also agreed to collateralize the Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and the Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of Operations – The Company’s business consists of three major business segments:

Vessel Operations – Vessel operations consist of chartering a fleet of shallow draft offshore support vessels to customers performing oil and gas exploration activities in the Caspian Sea.

Geophysical Services – Geophysical services consist of providing seismic data acquisition services to oil and gas companies operating onshore in Kazakhstan.

Marine Base Services – Marine Base Services consists of operating a marine base located at the Port of Bautino on the North Caspian Sea.

Discontinued Operations – In August 2013 the Company discontinued operations in KMG. Upon determining to discontinue KMG, all prior periods presented have been restated to separately account for the discontinued operations.

Recent Accounting Pronouncements –

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign (a consensus of the FASB Emerging Issues Task Force). The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying consolidated financial statements for other receivables, accounts receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates. See Note 15 for a discussion of the fair value of the long-term derivative put option liability.

Cash – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash balances in Balykshi and CRE, have been designated under our loan agreement with EBRD and may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2013 and 2012 the total cash balance of Balykshi and CRE was $101 and $93, respectively.

Receivables – In the normal course of business the Company extends credit to its customers on a short-term basis.  The Company’s principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies pose the greatest risks. For new geophysical services customers the Company typically requires an advance payment and the Company retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews accounts receivable balances and makes provisions for doubtful accounts as necessary.  Accounts are reviewed on a case-by-case basis and losses are recognized in the period the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivable based on existing economic conditions.

Inventories – Inventory consists of fuel, spare parts and supplies related to geophysical and marine base operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. Property held for sale represents items and materials, which are expected to be sold within the next fiscal year. As of September 30, 2013 and 2012 an allowance of $1,273 and $1,592, respectively, was recognized.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

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

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2013 and 2012 of $4,826 and $6,024, respectively.

Drydocking Costs – Caspian’s vessels must be periodically drydocked and undergo certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months. Drydocking costs comprise painting the vessels’ hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2013 and 2012 of $189 and $192, respectively. Accumulated amortization of the drydocking costs was $102 and $215 as of September 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2012 the Company reviewed its long-lived assets and determined the marine base was impaired. At September 30, 2013 the Company also impaired the vessels held for disposal. See Note 15 for details.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2013 and 2012 the Company had $10 and $6, respectively, of deferred revenue related to these prepaid services.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

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
The Kazakh Tenge (KZT) is the functional currency of the operating subsidiaries.  Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in assets and liabilities and their respective tax basis and attributable to operating loss carry forwards. Differences generally result from the calculation of income under US GAAP and the calculation of taxable income calculated under Kazakhstan income tax regulations.

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day.  As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 30, 2013 and 2012 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

Comprehensive Loss –   Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss. Accumulated other comprehensive loss is presented in the consolidated statements of comprehensive income (loss) and consists of foreign currency translation adjustments.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

At September 30, 2013 the Company had 800,000 options outstanding, 147,939 non-vested restricted shares outstanding and 386,396,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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
Concentration of Revenue – During fiscal 2013 75% of vessel revenue came from four clients: NC Production Operations Company B.V. – 34%, Saipem Kazakhstan Branch – 14%, Geoken - 14% and Bumi Armada Caspian LLC – 13%. During fiscal 2013 49% of marine base service revenue came from our related party MOBY.

NOTE 2 — SALE OF A VESSEL

In October 2012 the Company sold one of its vessels, which resulted in a gain of approximately $1,070 in other non-operating income.

NOTE 3 — KMG DISCONTINUED OPERATIONS

In August 2013 the Company decided to discontinue the operations of KMG as it had not generated significant income for the last several fiscal years and, due to a lack of business prospects, the Company did not expect it to begin generating income in the foreseeable future. The closing of KMG will help the Company eliminate the losses it has been incurring as a result of KMG’s unprofitable operations and allow the Company to concentrate on more profitable projects.  The Company has agreed to sell the KMG shell company, (after closing down all operations and transferring the assets which may be used in the Company’s operations), to a non-related company for approximately $3.

The $1,806 loss on disposal of KMG assets and liabilities and $765 of KMG operational losses are included in the loss from discontinued operations on the consolidated statements of comprehensive income (loss) for the fiscal 2013.

Also, in connection with the discontinued operations a vessel, specific to the operations of KMG and valued at $900 was intended to be transferred to KMG to use in their operations. However, when the KMG operations were discontinued, we determined that the vessel was fully impaired as of September 30, 2013. As we do not expect to recover the cost of this vessel we expect to transfer it to KMG.

NOTE 4 — INCREASE OF AUTHORIZED COMMON STOCK

On April 30, 2013 the Company held a special meeting in lieu of its 2013 annual meeting of shareholders to ask shareholders to approve an amendment to the Company’s Articles of Incorporation increasing the authorized common stock of the Company from 150,000,000 shares to 500,000,000 shares in connection with the Company’s efforts to restructure its obligations to Investor and EBRD.  On May 10, 2013 the Company filed an amendment to its Articles of Incorporation to effect the increase of its authorized common stock to 500,000,000 shares.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 5 — ATASH MARINE BASE

During fiscal 2012 the Company contracted with a contractor to complete dredging at the marine base, which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging work still required. Currently, Balykshi has insufficient funds to complete the dredging project. As the dredging has not been completed, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could also constitute a default under the EBRD financing agreements.

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base. As of the date of this report, Balykshi has failed to complete approximately $4,000 of the agreed upon scheduled work, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

During fiscal 2013 and 2012 the Company determined it necessary to perform an impairment analysis on the marine base since the development of Kashagan field, phase 2 has been postponed until 2018-2019 and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed. As a result, the marine base is currently highly underutilized.

As a result of the impairment analysis, the Company concluded that an impairment of $0 and $1,397 was necessary at September 30, 2013 and 2012, respectively.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods.

NOTE 6 — EQUITY METHOD INVESTMENTS

MOBY – In January 2008 the Company and two unrelated companies formed a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”), to operate a boat repair and drydocking service yard located at the Company’s marine base. Balykhsi owns a 20% interest in the joint venture, which is accounted for by the equity method. The Company invested $732, which fully met its obligation for its share in this joint venture. Prior to September 30, 2013 the Company’s initial investment in MOBY of $732 had been reduced to zero due to MOBY’s accumulated losses of approximately $9,300.

NOTE 7 — TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – Net receivables from vessel charter revenues were approximately $6,682 and $5,212 at September 30, 2013 and 2012, respectively. The Company has reviewed the accounts receivable as of September 30, 2013 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $1,302 and $0 at September 30, 2013 and September 30, 2012, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis. The receivables are due 30 days from date of invoice. At September 30, 2013 and 2012 net receivables related to geophysical services totaled $4,311 and $1,868, respectively. The Company has reviewed the accounts receivable as of September 30, 2013 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $1,494 and $1,578 at September 30, 2013 and 2012, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2013 and 2012 receivables related to marine base operations totaled $82 and $42, respectively. The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2013 and 2012.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to non-executive employees which bear no interest and have terms ranging from less than one year to five years, and (2) refunds of inventory advances. These amounts are currently due and expected to be repaid in the near-term.

NOTE 8 — VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

as of September 30,	2013	2012	Depreciable Life in Years
Land	$9,250	$9,482	N/A
Buildings and construction	36,285	37,300	10-14
Marine vessels	15,883	19,634	10
Machinery and equipment	18,574	25,238	2-15
Field camp	-	357	5-14
Vehicles	2,846	3,461	3-12
Office equipment	329	183	2-10
Dwelling units	2,210	2,844	3-7
Other	831	635	3-7
	86,208	99,134
Accumulated depreciation	(35,467)	(40,206)
Vessels, Equipment and Property, net	$50,741	$58,928

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2013		2012
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 368	$ 339	$ 400	$ 300
Total		$ 368	$ 339	$ 400	$ 300

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Total amortization expense related to intangible assets was approximately $40 and $61 for the years ended September 30, 2013 and 2012, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2014	2015	2016	thereafter
Amortization expense	$ 29	$ -	$ -	$ -

Goodwill – In accordance with US GAAP the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. At September 30, 2013 and 2012 all goodwill was a result of the TatArka Acquisition in May 2004.

The changes in the carrying amount of goodwill were as follows:

	For The Year Ended September 30,
	2013	2012
Balance - beginning of year	$ 229	$ 232
Impairment of KMG goodwill	-	-
Foreign currency translation adjustment	(5)	(3)
Balance - end of year	$ 224	$ 229

NOTE 10 — NOTES PAYABLE

	September 30,	September 30,
	2013	2012

Secured non-negotiable promissory note payable to Investor; interest at 0.26% due September 30, 2014	$ 10,856	$ 10,828

Secured convertible consolidated promissory note payable to Investor; interest at 12% (default interest at 13%) due September 30, 2014	29,593	27,467

EBRD loan and accrued interest at 7% due May 2015 (default interest at 9%); secured by property and bank accounts	23,387	21,319

Total Long-term Debt	63,836	59,614
Less: Current Portion	(63,836)	(59,614)
Long-term Debt - Net of Current Portion	$ -	$ -

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Notes payable consist of the following:

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  The first four semi-annual repayment installments, due November 2011, May 2012, November 2012 and May 2013 were not made.  The failure to pay the principal of, or interest on, the EBRD Loan when due constitutes an event of default under the EBRD Loan Agreement. The EBRD Loan Agreement provides that if the Borrower fails to pay when due any amount payable by it under the Loan Agreement, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

As discussed below, the Company is engaged in ongoing discussions with EBRD about a potential restructuring of the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

Loan from Investor

In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services LLC (“Great Circle”).  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 while the Great Circle loan matured and became due and payable in December 2011.  The Altima and Great Circle loans (“Loans”) bore interest at 13% per annum. At June 30, 2011 these loans and accrued interest totaled $42,264. During June and July 2011 an Investor acquired these Loans and on September 30, 2011 the Company and the Investor agreed to restructure the Loans.  Prior to the restructuring, the Company made payments to the Investor reducing the total debt balance to $37,246.  Within 30 days of closing, the Company agreed to make a $2,000 cash payment to the Investor which was credited as a reduction of principal due. This payment was made during fiscal 2012. In satisfaction of the remaining outstanding balance of the restructured loan obligations, the Company issued the Investor the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446.  The Company has agreed to collateralize the Investor’s Notes with non-marine base related assets.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest shall be $.12 per share. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and the Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and the Investor terminate restructuring negotiations with EBRD. If the issuance of common stock has not been demanded by the Investor or made at the election of the Company by September 30, 2014 (the Maturity Date) the Company must repay the principal and interest in cash.

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

Convertible Consolidated Promissory Note

Interest accrues on the Consolidated Note at 12% per annum and is required to be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidate Note, which shall be payable in cash upon demand.

The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, shall be due and payable on September 30, 2014 (the Maturity Date). The Company may elect to prepay principal in increments of $1,000 at the time of any scheduled interest payment, except in the case of full repayment of principal and interest which may be made at any time.

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to the investor, which was credited as a reduction of interest due under the Consolidated Note.  The failure to pay the interest on the Consolidated Note is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at September 30, 2013 and September 30, 2012.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

With the increase in the Company’s authorized common stock in May 2013, (please refer to Note 4 for more details), the Investor now has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $.10 per share.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Registration Rights Agreement

In connection with restructuring the facility agreements, the Company and the Investor agreed to enter into a Registration Rights Agreement granting the Investor the right to require the Company to register all or any part of the shares held by the Investor, including but not limited to, any shares issued in satisfaction of the Notes.  As of the date of this report, no agreement has been finalized.

Term Sheet

During the fiscal 2013 the Company, EBRD and the Investor agreed in principle to a non-binding term sheet (the “Term Sheet”) regarding a potential restructuring of the Company’s financial obligations to EBRD and the Investor.  The Term Sheet does not constitute a legally binding agreement of any of the parties thereto.  The parties have worked throughout the current fiscal year to negotiate definitive agreements to implement a potential restructuring.  Subsequent to our fiscal year end, negotiations to restructure the Company’s financial obligations stalled and have been discontinued.

As part of the Term Sheet restructuring negotiations, the Company and EBRD discussed restructuring the MOBY Loan.  While negotiations pursuant to the Term Sheet have been discontinued, the Company and EBRD continue to engage in negotiations to restructure the Company’s obligations to EBRD including the MOBY Loan.  On July 29, 2013 the Company entered into an agreement to acquire the 30% interest of the "National Maritime Shipping Company "Kazmortransflot" Joint-Stock Company (“KMTF”) in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions.

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock-based Compensation Plan – Compensation expense charged against income for stock-based awards during the fiscal years ended September 30, 2013 and 2012 was $28 and $75, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at September 30, 2013 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2012	441,862	$0.21
Stock granted	-	-
Stock vested	(293,923)	0.23
Non-vested at September 30, 2013	147,939	$0.11

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

A summary of the non-vested stock under the Compensation Plan at September 30, 2012 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2011	331,968	$0.34
Stock granted	443,817	0.11
Stock vested	(333,923)	0.29
Non-vested at September 30, 2012	441,862	$0.21

The value of the non-vested stock under the Compensation Plan at September 30, 2013 was $6. As of September 30, 2013 unrecognized stock-based compensation was $5 and will be recognized over the weighted average remaining term of 0.84 years.

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 shares on August 2, 2012 and a grant of 451,394 shares as of August 2, 2103. These grants have not been awarded.  During the fourth fiscal quarter Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants for 2012 and 2013.

Stock Options – At September 30, 2013 the Company had 800,000 options outstanding that were fully vested. These options expire in August 2015.

Stock option activity for the years ended September 30, 2013 and 2012 is as follows:

	2013		2012
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share
Outstanding at beginning of the year	800,000	$ 3.00	800,000	$ 3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of the year	800,000	$ 3.00	800,000	$ 3.00
Exercisable at end of the year	800,000	$ 3.00	800,000	$ 3.00

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2013 was 2 years.

At September 30, 2013 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 12 — INCOME TAXES

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

Earnings and (losses) before income taxes, discontinued operations and noncontrolling interest derived from United States and international operations are as follows:

	For the Years Ended September 30,
	2013	2012
United States	$ (2,460)	$ (1,509)
Kazakhstan	(7,325)	(12,772)
	$ (9,785)	$ (14,281)

Income (provision) benefit consists of the following:

	For the Years Ended September 30,
	2013	2012
Current U.S. income tax	$ -	$ -
Current Foreign Income Tax	-	478
Deferred U.S. income tax	1,480	513
Deferred Foreign Income Tax	1,180	1,881
Provision for Valuation Allowance	(2,132)	(2,132)
Income tax benefit	$ 528	$ 740

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Deferred tax assets and liabilities are as follows:

			As of September 30,
	US	Foreign	2013	2012
Current deferred tax assets/(liabilities)
Provision for doubtful debts	$ -	$ 702	$ 702	$ 1,438
Inventory Allowance	-	255	255	-
Vacation Accrual	-	54	54	-
Tax loss carry forwards	-	-	-	11,593
Valuation Allowance	-	(776)	(776)	(11,135)
Total current deferred tax asset	$ -	$ 235	$ 235	$ 1,896

Long-term deferred tax assets/(liabilities)
Net Operating Loss carry forwards	$ 6,274	$ 8,244	$ 14,518	$ -
Capital Loss Carryforwards	779	-	779	-
Property and equipment	-	(285)	(285)	(292)
Valuation allowance	(7,053)	(6,110)	(13,163)	-
Total net long-term deferred tax asset/(liability)	-	1,849	1,849	(292)
Net deferred tax asset	$ -	$ 2,084	$ 2,084	$ 1,604

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for (benefit from) income taxes:

	For the Years Ended September 30,
	2013	2012
Tax at federal statutory rate (37.3%)	$ 3,652	$ 4,960
Non-deductible expenses	(390)	157
Loss not subject to taxation	(41)	(230)
Loss on discontinued operations	-	(99)
Effect of lower foreign tax rates	(1,053)	(2,299)
Intercompany adjustments	(57)	-
Valuation Allowance	(1,579)	(2,033)
Other	(4)	284
Income tax benefit	$ 528	$ 740

As of September 30, 2013 the Company has loss carry forwards of approximately $18,909 and $45,840 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States consists of $16,821 of federal tax loss and $2,088 of federal capital loss carry forwards. Tax loss carry forwards available in the United States and Kazakhstan begin to expire in 2023.

The Company accounts for uncertain tax positions in accordance with US GAAP.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal, state and international returns are the fiscal 2010 through 2013 tax years.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments – During fiscal 2013 TatArka retained an unrelated third-party to source and procure geophysical equipment to expand and add one new field crew. The total cost of the equipment required for the new crew is approximately $5,060.  $1,860 was paid as of September 30, 2013, $1,400 was paid subsequent to fiscal 2013 and the residual balance of $1,800 is due during the fiscal 2014.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2013 and 2012 was $197 and $91, respectively.

The Company maintains executive offices in Salt Lake City, Utah, and Almaty, Kazakhstan and administrative offices in Aktau, Kazakhstan. The Company also leases apartments in Aktau for use by employees. Rent expense for the years ended September 30, 2013 and 2012 was $254 and $275, respectively.

The future minimum rental payments required under these operating leases for 2014 are $456 and for 2015 $408.

Some of the vessels in the Company’s fleet are leased from a third party. Rent expense for the years ended September 30, 2013 and 2012 was $1,587 and $2,557, respectively. The future minimum rental payments required under these operating leases are estimated to be $1,532 in 2014 and $281 in 2015. The current vessel lease agreements expire in fiscal 2015.

Guarantee of Debt –The Company has agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  The Company’s guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to the Company’s  percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, the Company owns a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at September 30, 2013 reflected a total maximum potential obligation of $893.  There is currently no recorded liability for potential losses under this guarantee, nor is there any liability for the Company’s obligation to fund such guarantee.

NOTE 14 — RELATED PARTY TRANSACTIONS

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

The lease revenue recognized from MOBY for the fiscal years ended September 30, 2013 and 2012 was $566 and $544, respectively.

Gis Caspy – During fiscal 2013 the Company entered into a service agreement with Gis Caspy (a company related through a significant Company shareholder). Gis Caspy helped the Company sell two apartments in Aktau for a commission fee of $198.

Accounts receivable from related parties as of September 30, 2013 and 2012 consisted of the following:

Related Party's Name	Description	September 30, 2013	September 30, 2012

Bolz LLP	Seismic services	$ 3,174	$ 3,254
MOBY	Marine base	1,330	987
Others	Other costs	450	8
	Allowance for doubtful accounts	(3,499)	(3,254)
TOTAL		$ 1,455	$ 995

Long-term deferred revenue from related parties as of September 30, 2013 and 2012 consisted of the following:

Related Party's Name	Description	September 30, 2013	September 30, 2012

MOBY	Advance received for land rental	$ 2,619	$ 2,866
TOTAL		$ 2,619	$ 2,866

NOTE 15 — FAIR VALUE MEASUREMENTS

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

Recurring basis:

At September 30, 2013 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually.

The fair value of the put option liability was $19,649 at September 30, 2013. As of September 30, 2012 the amount was valued at $17,822 which is the amount the Company would have had to pay if EBRD had exercised the accelerated put option. The $1,827 change during the year ended September 30, 2013 was for the 20% rate of return and it was charged to interest expense.

There were no changes in the valuation techniques during the current year.

Nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Level 1	Level 2	Level 3
Property held for sale	$ 203	$ -	$ -	$ 203

The value of the Property held for sale was derived based on estimated sales price of the property. The estimation of sales price is made based on the market prices of similar vessels.

For Level 3 assets, the Company’s finance department, which reports to the chief financial officer, determines the fair value measurement valuation policies and procedures.  At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information.

Additionally, the Company recognized an impairment of $1,062 during fiscal 2013 to adjust two vessels to their fair value of $150. $162 was impairment of a vessel included in property held for sale and $900 is related to a vessel that is no longer in use. Please, refer to Note 3 for details.

Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Level 1	Level 2	Level 3
Property held for sale	$ 854	$ -	$ -	$ 854

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 16 — SEGMENT INFORMATION

US GAAP establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Years
	Ended September 30,
	2013	2012
Capital Expenditures
Vessel Operations	$ 1,430	$ 272
Geophysical Services	2,570	1,427
Marine Base Services	57	85
Total segments	4,057	1,784
Corporate assets	-	5
Less intersegment investments	(676)	-
Total consolidated	$ 3,381	$ 1,789

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

	For the Years
	Ended September 30,
	2013	2012
Revenues
Vessel Operations	$ 20,101	$ 17,688
Geophysical Services	13,644	6,164
Marine Base Services	9,062	1,173
Total segments	42,807	25,025
Corporate revenue	-	-
Less intersegment revenues	(9,719)	(277)
Total consolidated	$ 33,088	$ 24,748

Depreciation and Amortization
Vessel Operations	$ (2,178)	$ (3,060)
Geophysical Services	(1,378)	(1,660)
Marine Base Services	(1,458)	(1,495)
Total segments	(5,014)	(6,215)
Corporate depreciation and amortization	(1)	(1)
Total consolidated	$ (5,015)	$ (6,216)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(5,823)	(5,035)
Total segments	(5,823)	(5,035)
Corporate interest expense	(2,162)	(1,671)
Total consolidated	$ (7,985)	$ (6,706)

Income/(Loss) Before Income Tax
Vessel Operations	$ (3,102)	$ (1,077)
Geophysical Services	1,882	(2,342)
Marine Base Services	(5,337)	(8,065)
Total segments	(6,557)	(11,484)
Corporate loss	(3,228)	(2,797)
Total consolidated	$ (9,785)	$ (14,281)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

	For the Years
	Ended September 30,
	2013	2012
Benefit from (Provision for) Income Tax
Vessel Operations	$ 1,080	$ 501
Geophysical Services	(552)	240
Marine Base Services	-	-
Total segments	528	741
Corporate provision for income tax	-	(1)
Total consolidated	$ 528	$ 740

Loss from discontinued operations
Vessel Operations	$ -	$ -
Geophysical Services	(1,063)	(2,411)
Marine Base Services	-	-
Total segments	(1,063)	(2,411)
Corporate	(1,508)	-
Total consolidated	$ (2,571)	$ (2,411)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	-	(172)
Marine Base Services	284	2,087
Total segments	284	1,915
Corporate noncontrolling interest	-	-
Total consolidated	$ 284	$ 1,915

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ (2,022)	$ (576)
Geophysical Services	267	(4,685)
Marine Base Services	(5,053)	(5,978)
Total segments	(6,808)	(11,239)
Corporate loss	(4,736)	(2,798)
Total consolidated	$ (11,544)	$ (14,037)

	September 30,	September 30,
Segment Assets	2013	2012
Vessel Operations	$ 24,031	$ 24,741
Geophysical Services	18,005	20,100
Marine Base Services	78,186	81,198
Total segments	120,222	126,039
Corporate assets	6,946	6,842
Less intersegment assets	(46,625)	(45,405)
Total consolidated	$ 80,543	$ 87,476

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except shares and per share data)

NOTE 17 — SUBSEQUENT EVENTS

In November 2013 we paid $200 to the Investor, which was credited to reduce loan interest due to him.

In November we received overdue receivable from related party (Bolz LLP) amounted $1,950 and paid a bonus of $975 to Mr. Vasilenko, General Manager of Geophysical Services, in recognition of his efforts to receive this overdue balance from Bolz LLP.

Exhibit Index

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document