Form 10-Q
period 2013-12-31
CASPIAN SERVICES INC
filed 2014-02-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013

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

As of February 12, 2014, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$ 5,462	$ 3,973
Trade accounts receivable, net of allowance of $2,746 and $2,796, respectively	8,968	11,075
Trade accounts receivable from related parties, net of allowance of $1,547 and $3,499, respectively	1,855	1,455
Other receivables	1,150	705
Inventories	1,060	1,053
Property held for sale, net of allowance of $1,273	203	203
Prepaid taxes	1,331	1,329
Advances paid	1,003	829
Deferred tax assets	696	235
Prepaid expenses and other current assets	520	571
Total Current Assets	22,248	21,428
Vessels, equipment and property, net	51,172	50,741
Drydocking costs, net	869	519
Long-term deferred tax assets	1,197	1,849
Goodwill	224	224
Intangible assets, net	26	29
Long-term prepaid taxes	4,085	4,735
Investments	13	13
Long-term other receivables, net of current portion	994	1,005
Total Assets	$ 80,828	$ 80,543

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,075	$ 2,409
Accrued expenses	626	1,244
Taxes payable	905	911
Deferred revenue	192	10
Accelerated put option liability	20,154	19,649
Long-term debt - current portion	65,135	63,836
Total Current Liabilities	89,087	88,059
Long-term deferred revenue from related parties	2,575	2,619
Total Liabilities	91,662	90,678
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,827	64,827
Accumulated deficit	(50,568)	(49,894)
Accumulated other comprehensive loss	(15,619)	(15,619)
Deficit attributable to Caspian Services, Inc. Shareholders	(1,307)	(633)
Deficit attributable to noncontrolling interests	(9,527)	(9,502)
Total Deficit	(10,834)	(10,135)
Total Liabilities and Deficit	$ 80,828	$ 80,543

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended December 31,
	2013	2012

Revenues
Vessel revenues	$ 5,288	$ 3,702
Geophysical service revenues	4,113	1,101
Marine base service revenues (which includes $130 and $152, respectively, from related parties)	357	247
Total Revenues	9,758	5,050

Operating Expenses
Vessel operating costs	3,092	1,945
Cost of geophysical service revenues	1,680	1,161
Cost of marine base service	184	171
Depreciation and amortization	1,210	1,313
General and administrative expense	2,150	2,731
Total Costs and Operating Expenses	8,316	7,321
Income (Loss) from Operations	1,442	(2,271)

Other Income (Expense)
Interest expense	(2,000)	(1,853)
Foreign currency transaction income (loss)	15	(78)
Interest income	12	26
Other non-operating income, net	94	1,096
Net Other Expense	(1,879)	(809)

Income (Loss) from Continuing Operations Before Income Tax	(437)	(3,080)
Benefit from (provision for) income tax	(262)	344
Net loss from continuing operations	(699)	(2,736)
Loss from discontinued operations, net of tax of $0 and $138, respectively	-	(279)
Net loss	(699)	(3,015)
Net (income) loss attributable to noncontrolling interests	25	(18)
Net loss attributable to Caspian Services, Inc	$ (674)	$ (3,033)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(143)
Comprehensive loss	(674)	(3,176)
Comprehensive loss attributable to non-controlling interest	(50)	(47)
Comprehensive loss attributable to Caspian Services, Inc	$ (724)	$ (3,223)

Basic and Diluted Loss per Share from continuing operations	$ (0.01)	$ (0.05)
Basic and Diluted Loss per Share from discontinued operations	-	(0.01)
Basic and Diluted Loss per Share	$ (0.01)	$ (0.06)
Weighted Average Shares Outstanding	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$ (699)	$ (3,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,210	1,542
Accrued interest on accelerated put option	505	504
Foreign currency transaction loss	(15)	81
Stock based compensation	1	8
Changes in current assets and liabilities:
Trade accounts receivable	2,105	(769)
Trade accounts receivable from related parties	(399)	(71)
Other receivables	(450)	(111)
Inventories	(7)	67
Prepaid taxes	(2)	(10)
Advances paid	(174)	(579)
Deferred tax assets	220	(52)
Prepaid expenses and other current assets	49	21
Long-term prepaid taxes	649	307
Long-term other receivables, net of current portion	11	9
Accounts payable	(328)	(459)
Accounts payable to related parties	-	(5)
Accrued expenses	879	(461)
Taxes payable	(6)	112
Deferred revenue	182	1,688
Long-term deferred revenue from related parties	(44)	(45)
Long-term deferred income tax liability	(29)	(153)
Net cash provided by (used in) operating activities	$ 3,658	$ (1,391)

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	-	2,894
Payments to purchase vessels, equipment and property	(1,959)	(1,022)
Net cash provided by (used in) investing activities	$ (1,959)	$ 1,872

Cash flows from financing activities:
Payments on long-term debt	(200)	(800)
Net cash used in financing activities	$ (200)	$ (800)
Effect of exchange rate changes on cash	(10)	347
Net change in cash	1,489	28
Cash at beginning of period	3,973	4,601
Cash at end of period	$ 5,462	$ 4,629

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 200	$ 800

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 14, 2014. Operating results for the three-month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

Discontinued Operations – In August 2013 the Company discontinued the operations of KMG. Upon determining to discontinue KMG, all prior periods presented have been restated to separately account for the discontinued operations.

Principles of Consolidation—The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiary Balykshi LLP (“Balykshi”), collectively “Caspian” or the “Company.” Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

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
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at December 31, 2013 and September 30, 2013. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $20,154 and $19,649 as of December 31, 2013 and September 30, 2013, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

To help the Company meet its additional funding obligations to construct the marine base, in 2008 the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011 Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In September 2011 the Company issued the Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”) in connection with restructuring the facility agreements.

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

The Investor has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $.10 per share.

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $1,800 in reduction of interest due.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The failure to pay interest on the Consolidated Note when due is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at December 31, 2013 and September 30, 2013. As of the date of this report on Form 10-Q, to the Company’s knowledge, the Investor has not demanded immediate repayment of the Consolidated Note.

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
December 31, 2013 (UNAUDITED)
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

For the three months ended December 31, 2013 the Company had 800,000 options outstanding, 147,939 non-vested restricted shares outstanding and 394,230,910 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $20,154, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

Revenue Recognition – Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis, ranging from three months to three years. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover mobilization and demobilization costs and specific additional costs which are billed on a monthly basis.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At December 31, 2013 and September 30, 2013 the Company had $192 and $10, respectively, of deferred revenue related to these prepaid services.

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured.

Receivables — In the normal course of business the Company extends credit to its customers on a short-term basis.  The Company’s principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies pose the greatest risks. For new geophysical services customers the Company typically requires an advance payment and the Company retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews accounts receivable balances and makes provisions for doubtful accounts as necessary.  Accounts are reviewed on a case-by-case basis and losses are recognized in the period the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivable based on existing economic conditions.

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
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Concentration of Revenue – During first fiscal quarter 2014 76% of vessel revenue came from three clients: Bumi Armada Caspian LLC – 32%, NC Production Operations Company B.V. – 22%, Saipem Kazakhstan Branch – 22%. During first fiscal quarter 2014 36% of marine base service revenue came from our related party MOBY.

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

NOTE 2 – ATASH MARINE BASE

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:
	December 31,	September 30,
	2013	2013

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,863	$ 10,856
due September 30, 2014

Secured convertible consolidated promissory note payable to Investor; interest at 12%	30,370	29,593
(default interest at 13%) due September 30, 2014

EBRD loan and accrued interest at 7% due May 2015 (default interest at 9%);
secured by property and bank accounts	23,902	23,387

Total Long-term Debt	65,135	63,836
Less: Current Portion	(65,135)	(63,836)
Long-term Debt - Net of Current Portion	$ -	$ -

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the semi-annual repayment installments has been made by the Company,  The failure to pay the principal of, or interest on, the EBRD Loan when due constitutes an event of default under the EBRD Loan Agreement.  The EBRD Loan Agreement provides that if the Borrower fails to pay when due any amount payable by it under the Loan Agreement, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

As discussed below, the Company is engaged in ongoing discussions with EBRD about a potential restructuring of the terms of the EBRD financing agreements. There is no guarantee the Company will be successful in restructuring the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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
December 31, 2013 (UNAUDITED)
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

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to the Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $200 was paid during the first fiscal quarter 2014. The failure to pay the interest on the Consolidated Note is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at December 31, 2013 and September 30, 2013.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

With the increase in the Company’s authorized common stock in May 2013, the Investor now has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $.10 per share.

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

NOTE 4 – STOCK BASED COMPENSATION PLANS

Compensation expense charged against income for stock-based awards during the three months ended December 31, 2013 and 2012 was $1 and $8, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Company’s compensation plan at December 31, 2013 follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2013	147,939	$0.11
Stock granted	-	-
Stock vested	-	-
Non-vested at December 31, 2013	147,939	$0.11

The value of the non-vested stock under the Company’s compensation plan at December 31, 2013 is $6.  As of December 31, 2013 unrecognized stock-based compensation was $3 and will be recognized over the weighted average remaining term of 0.6 years.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments —During fiscal 2013 TatArka retained an unrelated third-party to source and procure geophysical equipment to expand and add one new field crew. The total cost of the equipment required for the new crew is approximately $5,060. $3,260 was paid as of December 31, 2013 and the residual balance of $1,800 is due during the fiscal 2014.

Guarantee of Debt — The Company has agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  The Company’s guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to the Company’s  percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, the Company owns a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at December 31, 2013 reflected a total maximum potential obligation of $905.  There is currently no recorded liability for potential losses under this guarantee, nor is there any liability for the Company’s obligation to fund such guarantee.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
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

Subsequent to the first fiscal quarter 2014 this lease agreement was canceled. The Company is planning to off-set most of the balance of the advance received for land rental against the balance due by MOBY to Balykshi.

The lease revenue recognized from MOBY for the three months ended December 31, 2013 and 2012 was $130 and $152, respectively.

Accounts receivable from related parties as of December 31, 2013 and September 30, 2013 consisted of the following:

Related Party's Name	Description	December 31, 2013	September 30, 2013

Bolz LLP	Seismic services	$ 1,628	$ 3,174
MOBY	Marine base	1,424	1,330
Others	Other costs	350	450
	Allowance for doubtful accounts	(1,547)	(3,499)
TOTAL		$ 1,855	$ 1,455

Long-term deferred revenue from related parties as of December 31, 2013 and September 30, 2013 consisted of the following:

Related Party's Name	Description	December 31, 2013	September 30, 2013

MOBY	Advance received for land rental	$ 2,575	$ 2,619
TOTAL		$ 2,575	$ 2,619

NOTE 7 – FAIR VALUE MEASUREMENTS

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
December 31, 2013 (UNAUDITED)
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

Recurring basis:

At December 31, 2013 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually.

The fair value of the put option liability was $20,154 at December 31, 2013. As of September 30, 2013 the amount was valued at $19,649 which is the amount the Company would have had to pay if EBRD had exercised the accelerated put option. The $505 change during the quarter ended December 31, 2013 was for the 20% rate of return and it was charged to interest expense.

There were no changes in the valuation techniques during the current quarter.

Nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Property held for sale	$ 203	$ -	$ -	$ 203

The value of the Property held for sale was derived based on estimated sales price of the property. The estimation of sales price is made based on the market prices of similar vessels.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
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

NOTE 8 – SEGMENT INFORMATION

US GAAP establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months
	Ended December 31,
	2013	2012
Capital Expenditures
Vessel Operations	$ 457	$ 854
Geophysical Services	1,502	91
Marine Base Services	-	72
Total segments	1,959	1,017
Corporate assets	-	5
Less intersegment investments	-	-
Total consolidated	$ 1,959	$ 1,022

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2013	2012
Revenues
Vessel Operations	$ 5,914	$ 3,702
Geophysical Services	4,113	1,101
Marine Base Services	2,211	2,847
Total segments	12,238	7,650
Corporate revenue	-	-
Less intersegment revenues	(2,480)	(2,600)
Total consolidated	$ 9,758	$ 5,050

Depreciation and Amortization
Vessel Operations	$ (521)	$ (573)
Geophysical Services	(322)	(381)
Marine Base Services	(367)	(359)
Total segments	(1,210)	(1,313)
Corporate depreciation and amortization	-	-
Total consolidated	$ (1,210)	$ (1,313)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(1,462)	(1,396)
Total segments	(1,462)	(1,396)
Corporate interest expense	(538)	(457)
Total consolidated	$ (2,000)	$ (1,853)

Income/(Loss) Before Income Tax
Vessel Operations	$ 562	$ 926
Geophysical Services	1,559	(1,100)
Marine Base Services	(1,850)	(2,160)
Total segments	271	(2,334)
Corporate loss	(708)	(746)
Total consolidated	$ (437)	$ (3,080)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2013	2012
Benefit from (Provision for) Income Tax
Vessel Operations	$ 260	$ 623
Geophysical Services	(522)	(279)
Marine Base Services	-	-
Total segments	(262)	344
Corporate provision for income tax	-	-
Total consolidated	$ (262)	$ 344

Loss from discontinued operations
Vessel Operations	$ -	$ -
Geophysical Services	-	(279)
Marine Base Services	-	-
Total segments	-	(279)
Corporate	-	-
Total consolidated	$ -	$ (279)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	-	45
Marine Base Services	25	(63)
Total segments	25	(18)
Corporate noncontrolling interest	-	-
Total consolidated	$ 25	$ (18)

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ 822	$ 1,549
Geophysical Services	1,037	(1,613)
Marine Base Services	(1,825)	(2,223)
Total segments	34	(2,287)
Corporate loss	(708)	(746)
Total consolidated	$ (674)	$ (3,033)

	December 31,	September 30,
Segment Assets	2013	2013
Vessel Operations	$ 22,819	$ 24,031
Geophysical Services	20,537	18,005
Marine Base Services	77,260	78,186
Total segments	120,616	120,222
Corporate assets	865	6,946
Less intersegment assets	(40,653)	(46,625)
Total consolidated	$ 80,828	$ 80,543

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the quarter end the Company received payment of an overdue receivable from related party (Bolz LLP) in the amount of $1,212 and paid a bonus of $545 to Mr. Vasilenko, General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP.

A devaluation of the local currency occurred after the period-end.  The Company does not expect an immediate adverse effect on its operations as most of the revenues in the vessel division are derived in U.S. Dollars and Euros. Most of the costs and revenues in the geophysical and marine base divisions are in Tenge and should, therefore, offset each other.

Subsequent to the quarter end Balykshi and MOBY agreed to cancel the land lease at the marine base.  Please refer to Note 6 for details.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2013 and our other filings with the Securities and Exchange Commission.

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Review

We do not anticipate demand for our services to grow through fiscal 2014.  In fact, we expect demand will continue to soften during the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2018-2019.  We do not anticipate growth in demand for our services until the second phase of the Kashagan development project ramps up.

During the three months ended December 31, 2013, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months
	Ended December 31,
	2013	2012	% change

VESSEL OPERATIONS
Operating Revenue	$ 5,914	$ 3,702	60%
Pretax Operating Income/(Loss)	562	926	-39%

GEOPHYSICAL SERVICES
Operating Revenue	$ 4,113	$ 1,101	274%
Pretax Operating Income/(Loss)	1,559	(1,100)	-242%

MARINE BASE SERVICES
Operating Revenue	$ 2,211	$ 2,847	-22%
Pretax Operating Loss	(1,850)	(2,160)	-14%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(708)	(746)	-5%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 8 to our condensed consolidated financial statements.

Summary of Operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

        Total revenue during the three months ended December 31, 2013 was $9,758 compared to $5,050 during the three months ended December 31, 2012, an increase of 93%.

Vessel revenues were up 43% due to higher utilization of our vessels in the first fiscal quarter 2014. We expect demand for our vessels during the remainder of fiscal 2014 in the Kazakhstan sector of the Caspian Sea to be flat or to soften, so we will continue to pursue opportunities in Turkmenistan and Russian sectors of Caspian Sea.

Revenue from geophysical services increased 274% from $1,101 during the first fiscal quarter 2013 to $4,113 during the first fiscal quarter 2014.  This is a result of completing four successful projects during the first fiscal quarter 2014.

During the first fiscal quarter 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $1,953.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the first fiscal quarter 2014 for the amount of the repayment received.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. decreased from $3,223, or $0.06 per share, during the first fiscal quarter 2013 to $724, or $0.01 per share during the first fiscal quarter 2014.

Vessel Operations

First fiscal quarter 2014 revenue from vessel operations of $5,288 was 43% higher than the first fiscal quarter 2013 as four more vessels were utilized in the first fiscal quarter 2014.  We expect vessel revenues will continue to be on the same level or lower and we do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended December 31, 2013 vessel operating costs of $3,092 were 59% higher than during the three months ended December 31, 2012, primarily as a result of the increase in operating activities.  As a result of the increased costs our net income from vessel operations in the first fiscal quarter 2014 decreased to $822 compared to net income of $1,549 in the first fiscal quarter of 2013.

Geophysical Services

Revenue from geophysical services increased 274% from $1,101 during the first fiscal quarter 2013 to $4,113 during the first fiscal quarter 2014.  This is a result of completing four successful projects during first fiscal quarter 2014 compared to one completed project and one in the process of mobilization during the first fiscal quarter 2013.  As a result of the increased activity, cost of geophysical service revenues increased by 45% to $1,680.

During the first fiscal quarter 2014 we collected overdue payments from a related party (Bolz LLP) in the amount of $1,953.  The remainder of the overdue balance of $1,212 was paid subsequent to the first fiscal quarter 2014.  We had created an allowance for the full amount of this past due account in prior periods, so we reversed a portion of the allowance to reflect the amount of repayment received during the first fiscal quarter 2014.

During the three months ended December 31, 2013 we paid a bonus of $977 to Mr. Vasilenko, our General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP. Subsequent to the first fiscal quarter 2014 we paid him an additional $545 in recognition of collecting the remaining outstanding balance.

During the first fiscal quarter 2014 we also wrote-off $620 of other receivables due from KMG to Tatarka based on an agreement signed by these parties subsequent to the first fiscal quarter 2014.

As a result of increased activity and reversal of a portion of the allowance for the overdue receivable from a related party in our onshore seismic business, net income attributable to Caspian Services, Inc. from geophysical operations of $1,037 was accrued during the first fiscal quarter 2014 compared to net loss attributable to Caspian Services, Inc. of $1,613 during the first fiscal quarter 2013.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2014 will be similar to fiscal 2013 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.

Marine Base Services

Our marine base services revenues increased 45% to $357 during the first fiscal quarter 2014.  The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,462 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor, which relates to the marine base.  During the first fiscal quarter 2014 we realized a marine base services loss of $1,825 compared to a loss of $2,223 during the first fiscal quarter 2013.  The improved results during the first fiscal quarter 2014 were due to improved revenues and a $100 decrease in general and administrative expenses related to marine base services.

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

Subsequent to the first fiscal quarter 2014 Balykshi and MOBY agreed to cancel to MOBY land lease at the marine base.  We are planning to off-set most of the balance of the advance received for land rental against the balance due from MOBY to Balykshi.

Corporate Administration

During the first fiscal quarter 2014, net loss from corporate administration was $708, which is in line with net loss for the first fiscal quarter 2013.

Depreciation

Depreciation expense decreased by $103 or 8% to $1,210 during the first fiscal quarter 2014 compared to the first fiscal quarter 2013.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2014. Additionally, we sold one of our vessels during the first fiscal quarter 2013.

General and Administrative Expenses

General and administrative expenses decreased 21% to $2,150 during the quarter ended December 31, 2013. This decrease is mostly attributable the reversal of a $1,953 allowance related to trade accounts receivable from a related party (Bolz LLP).  This was partially off-set by $977 we paid to our General Manager of Geophysical Services in recognition of his efforts to collect the overdue trade account receivable and the write-off of other receivables due from KMG to Tatarka.

Interest Expense

Interest expense of $2,000 was $147 higher during the three months ended December 31, 2013 than during the three months ended December 31, 2012. This increase is attributable to incurring the default interest rate under the Investor’s Consolidated Note of 13% during the first fiscal quarter 2014, compared to the 12% interest rate incurred during the first fiscal quarter 2013.

Exchange Loss

During the first fiscal quarter 2014 we realized an exchange income of $15 compared to an exchange loss of $78 during the first fiscal quarter 2013.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended December 31, 2013 we realized net other non-operating income of $94 compared to $1,096 during the quarter ended December 31, 2012.  Primarily as a result of the sale of one vessel, we realized a significant increase in net other non-operating income during fiscal 2013.  As the vessel sale was a one-time event, we expect net other non-operating income (loss) to return to historic levels more consistent with the first fiscal quarter 2014.

Net Other Expenses

Net other expenses increased 132% to $1,879 during the first fiscal quarter 2014.  The increase in net other expenses is mostly attributable to the one-time profitable sale of a vessel during the first fiscal quarter 2013 discussed above.

Benefit from Income Tax

During the three months ended December 31, 2013 we made provision for income tax in the amount of $262 compared to a benefit of $344 during the three months ended December 31, 2012. This difference was caused by the fact that the Kazakhstan branch of CSG and TatArka incurred taxable income during the first fiscal quarter 2014, while each of our Kazakh subsidiary companies recognized significant taxable losses during the three months ended December 31, 2012.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $674 or $0.01 per share on a basic and diluted basis.  By comparison, during the first fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $3,033 or $0.06 per share on a basic and diluted basis.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended December 31, 2013 our foreign currency translation adjustment decreased 100% to 0 and comprehensive loss attributable to non-controlling interest increased 6% to ($50).  As a result, comprehensive loss attributable to Caspian Services, Inc. was $724 compared to $3,223 during the quarter ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013 we had cash on hand of $5,462 compared to cash on hand of $3,973 at September 30, 2013.  At December 31, 2013 total current liabilities exceeded total current assets by $66,839. This was mainly attributable to the EBRD loan and put option and the Investor loans being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” below, we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of December 31, 2013 the outstanding loan balance and accrued interest of the EBRD loan was $23,902.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued but unpaid interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the assets, including the marine base, and bank accounts, of Balykshi and CRE.

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

In connection with the EBRD financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  We previously agreed with local authorities to complete outstanding dredging work at the marine base.  During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging works still required.  Currently, Balykshi has insufficient funds to complete the dredging project.  As the dredging has not been completed, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

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

To help meet our additional funding obligations to construct the marine base, in 2008 we entered into two facility agreements pursuant to which we obtained debt funding of $30,000.  In June and July 2011 the Investor acquired the two facility agreements.  In September 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446 in connection with a proposed restructuring of the facility agreements.  We agreed to secure these Notes with  non-marine base assets that have not been pledged to EBRD.

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

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The unpaid principal amount of the Consolidated Note and any accrued but unpaid interest thereon shall be due and payable on September 30, 2014. The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

With the increase in our authorized common stock in May 2013, the Investor now has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $.10 per share.

As of the date of this report, none of the semi-annual interest payments under the Consolidated Note have been made to the Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $1,800 to reduce interest due on the Consolidated Note. The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at December 31, 2013 and September 30, 2013.  As of the date of this report, to our knowledge, the Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

We have commenced new discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or the Investor on favorable terms, or at all.

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2018 or 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

Our ability to continue as a going concern is dependent upon, among other things, our ability to (i) successfully restructure our financial obligations to EBRD and Investor, (ii) increase our revenues and improve our operating results to a level that will allow us to service our financial obligations, and/or (iii) attract other significant sources of funding.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2013 and 2012.

	Period ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$ 3,658	$ (1,391)
Net cash provided by (used in) investing activities	(1,959)	1,872
Net cash used in financing activities	(200)	(800)
Effect of exchange rate changes on cash	(10)	347
Net Change in Cash	$ 1,489	$ 28

Net cash flow from operations for the three months ended December 31 2013 was positive, mostly due to a decrease in our trade accounts receivable of $2,105 primarily resulting from collection of the past due Bolz trade account receivable and a decrease in accrued expenses of $879.

Net cash used in investing activities for the three months ended December 31, 2013 mostly represents the prepayment for vessel dry-docking of $400 and purchase of geophysical equipment of $1,500.

Net cash used in financing activities during the three months ended December 31, 2013 represents partial payment of interest due to Investor under the Notes.

Summary of Material Contractual Commitments
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from an individual	$ 41,233	$41,233	$ -	$ -	$ -
Loans from EBRD	23,902	23,902	-	-	-
Accelerated put option liability	20,154	20,154	-	-	-
Operating leases - vessels	11,190	836	2,519	2,515	5,320
Operating leases - other	844	409	301	134	-
Purchase commitments*	1,800	1,800	-	-	-
Total	$ 99,123	$88,334	$ 2,820	$ 2,649	$ 5,320

* For additional information regarding our purchase commitments please Note 5 - Commitments and Contingencies of our Consolidated Financial Statements.

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

In June 2009 in connection with the MOBY Loan, EBRD required certain parties, including the Company, as the parent company of Balykshi, to execute a Deed of Guarantee and Indemnity (the “Guarantee”), which guarantees repayment of the MOBY Loan.  The MOBY Loan funded and we became liable for the obligations under the Guarantee as of September 2009.  The Guarantee constitutes a direct financial obligation of the Company.

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at December 31, 2013 reflected a total maximum potential obligation of $905.  There is currently no recorded liability for potential losses under this Guarantee, nor is there any liability for the Company’s obligation to fund such Guarantee.

We also agreed, as a separate and independent obligation and liability, to indemnify EBRD on demand against all losses, costs and expenses suffered or incurred by EBRD should any of the financing agreements between EBRD and MOBY be or become unlawful, void, voidable or unenforceable, ineffective or otherwise not recoverable on the basis of the Guarantee, provided again our obligation is limited to the Caspian Pro-rata Percentage of such losses, costs and expenses.

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

As of December 31, 2013 and September 30, 2013 MOBY was in violation of certain financial covenants under the MOBY Loan.  To our knowledge, as of the date of this report, EBRD has not sought to accelerate repayment of the MOBY Loan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2013 filed on January 14, 2014.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CASPIAN SERVICES, INC.

Date:	February 19, 2014	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:	February 19, 2014	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer