Form 10-Q
period 2014-03-31
CASPIAN SERVICES INC
filed 2014-05-20
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No☑

As of May 12, 2014, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$ 3,023	$ 3,973
Trade accounts receivable, net of allowance of $2,511 and $2,796, respectively	6,681	11,075
Trade accounts receivable from related parties, net of allowance of $557 and $3,499, respectively	8	1,455
Other receivables	743	705
Inventories	1,171	1,053
Property held for sale, net of allowance of $1,084 and $1,273, respectively	114	203
Prepaid taxes	1,309	1,329
Advances paid	589	829
Deferred tax assets	587	235
Prepaid expenses and other current assets	480	571
Total Current Assets	14,705	21,428
Vessels, equipment and property, net	43,360	50,741
Drydocking costs, net	822	519
Long-term deferred tax assets	1,376	1,849
Goodwill	189	224
Intangible assets, net	17	29
Long-term prepaid taxes	3,362	4,735
Investments	11	13
Long-term other receivables, net of current portion	829	1,005
Total Assets	$ 64,671	$ 80,543

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 1,796	$ 2,409
Accounts payable to related parties	368	-
Accrued expenses	848	1,244
Taxes payable	381	911
Deferred revenue	-	10
Accelerated put option liability	20,688	19,649
Long-term debt - current portion	66,526	63,836
Total Current Liabilities	90,607	88,059
Long-term deferred revenue from related parties	-	2,619
Total Liabilities	90,607	90,678
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,827	64,827
Accumulated deficit	(59,695)	(49,894)
Accumulated other comprehensive loss	(20,211)	(15,619)
Deficit attributable to Caspian Services, Inc. Shareholders	(15,026)	(633)
Deficit attributable to noncontrolling interests	(10,910)	(9,502)
Total Deficit	(25,936)	(10,135)
Total Liabilities and Deficit	$ 64,671	$ 80,543

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2014	2013	2014	2013
Revenues
Vessel revenues	$ 548	$ 440	$ 5,836	$ 4,142
Geophysical service revenues	3,155	8,237	7,268	9,338
Marine base service revenues (which includes $535 and $665 from related parties for the three and six months ended March 31, 2014, respectively and $165 and $317 from related parties for the three and six months ended March 31, 2013, respectively)	859	304	1,216	551
Total Revenues	4,562	8,981	14,320	14,031

Operating Expenses
Vessel operating costs	1,760	1,942	4,852	3,887
Cost of geophysical service revenues	2,391	3,024	4,071	4,185
Cost of marine base service	170	261	354	432
Depreciation and amortization	1,067	1,259	2,277	2,572
Impairment loss	56	-	56	-
General and administrative expense	1,900	3,392	4,050	6,123
Total Costs and Operating Expenses	7,344	9,878	15,660	17,199
Loss from Operations	(2,782)	(897)	(1,340)	(3,168)

Other Income (Expense)
Interest expense	(1,973)	(1,680)	(3,973)	(3,533)
Foreign currency transaction loss	(6,478)	(70)	(6,463)	(148)
Interest income	11	12	23	38
Other non-operating income (loss), net	(75)	(109)	19	987
Net Other Expense	(8,515)	(1,847)	(10,394)	(2,656)

Loss from Continuing Operations Before Income Tax	(11,297)	(2,744)	(11,734)	(5,824)
Benefit from income tax	340	382	78	726
Net loss from continuing operations	(10,957)	(2,362)	(11,656)	(5,098)
Loss from discontinued operations, net of tax of $(21) and $117 for the three and six months ended March 31, 2013, respectively	-	(361)	-	(640)
Net loss	(10,957)	(2,723)	(11,656)	(5,738)
Net loss attributable to noncontrolling interests	1,830	475	1,855	457
Net loss attributable to Caspian Services, Inc	$ (9,127)	$ (2,248)	$ (9,801)	$ (5,281)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(4,593)	302	(4,593)	159
Comprehensive loss	(13,720)	(1,946)	(14,394)	(5,122)
Comprehensive income (loss) attributable to non-controlling interest	497	100	447	53
Comprehensive loss attributable to Caspian Services, Inc	$ (13,223)	$ (1,846)	$ (13,947)	$ (5,069)

Basic and Diluted Loss per Share from continuing operations	$ (0.21)	$ (0.04)	$ (0.22)	$ (0.10)
Basic and Diluted Loss per Share from discontinued operations	-	(0.01)	-	(0.01)
Basic and Diluted Loss per Share	$ (0.21)	$ (0.05)	$ (0.22)	$ (0.11)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$ (11,656)	$ (5,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,277	3,029
Impairment loss	56	-
Gain on sale of property and equipment	-	(1,070)
Accrued interest on accelerated put option	1,039	998
Foreign currency transaction loss	6,463	67
Stock based compensation	3	16
Changes in current assets and liabilities:
Trade accounts receivable	2,652	(4,318)
Trade accounts receivable from related parties	1,237	(326)
Other receivables	854	(55)
Inventories	(339)	343
Inventories held for sale	56	(2)
Prepaid taxes	(186)	558
Advances paid	156	107
Deferred tax assets	(49)	(746)
Prepaid expenses and other current assets	22	79
Long-term prepaid taxes	628	304
Long-term other receivables, net of current portion	18	26
Accounts payable	(400)	(564)
Accounts payable to related parties	(1,826)	4
Accrued expenses	6,419	3,231
Taxes payable	(491)	71
Deferred revenue	(8)	1,079
Long-term deferred revenue from related parties	-	(91)
Long-term deferred income tax liability	(48)	(176)
Net cash provided by (used in) operating activities	$ 6,877	$ (3,174)

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	-	2,892
Payments to purchase vessels, equipment and property	(3,002)	(1,424)
Net cash provided by (used in) investing activities	$ (3,002)	$ 1,468

Cash flows from financing activities:
Payments on long-term debt	(300)	(1,400)
Net cash used in financing activities	$ (300)	$ (1,400)
Effect of exchange rate changes on cash	(4,525)	(129)
Net change in cash	(950)	(3,235)
Cash at beginning of period	3,973	4,601
Cash at end of period	$ 3,023	$ 1,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 300	$ 1,400

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 14, 2014. Operating results for the six-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

Discontinued Operations – In August 2013 the Company discontinued the operations of KMG. Upon determining to discontinue KMG, all prior periods presented have been restated to separately account for the discontinued operations.

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiary Balykshi LLP (“Balykshi”), collectively “Caspian” or the “Company.” Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Ownership of less than a 20% interest is accounted for at cost.  Intercompany balances and transactions have been eliminated in consolidation.

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
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at March 31, 2014 and September 30, 2013. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $20,688 and $19,649 as of March 31, 2014 and September 30, 2013, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

To help the Company meet its additional funding obligations to construct the marine base, in 2008 the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011 Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In connection with restructuring the facility agreements, each of which matured in 2011,in September 2011 the Company issued the Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”).

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

The Investor has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $.10 per share.

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,000 in reduction of interest due.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The failure to pay interest on the Consolidated Note when due is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at March 31, 2014 and September 30, 2013. As of the date of this report on Form 10-Q, to the Company’s knowledge, the Investor has not demanded immediate repayment of the Consolidated Note.

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
March 31, 2014 (UNAUDITED)
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

For the three and six months ended March 31, 2014 the Company had 800,000 options outstanding, 147,939 non-vested restricted shares outstanding and 402,913,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $20,688, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

Revenue Recognition – Vessel revenues are usually derived from time charter contracts on a rate-per-day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally on a term basis. The base rate of hire for a contract is generally a fixed rate; however, these contracts often include clauses to recover mobilization and demobilization costs and specific additional costs which are billed on a monthly basis.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At March 31, 2014 and September 30, 2013 the Company had $0 and $10, respectively, of deferred revenue related to these prepaid services.

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured.

Receivables – In the normal course of business the Company extends credit to its customers on a short-term basis.  The principal customers for the Company’s marine vessels are major oil and natural gas exploration, development and production companies and their contractors. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies pose the greatest risks. For new geophysical services customers the Company typically requires an advance payment and the Company retains the seismic data generated from these services until payment is made in full.  The Company routinely reviews accounts receivable balances and makes provisions for doubtful accounts as necessary.  Accounts are reviewed on a case-by-case basis and losses are recognized in the period the Company determines it is likely that receivables will not be fully collected.  The Company may also provide a general provision for accounts receivable based on existing economic conditions.

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
March 31, 2014 (UNAUDITED)
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

USD is also the functional currency of CSGL, CGEO and CRE.

The Kazakh Tenge (KZT) is the functional currency of Caspian LLP, TatArka and Balykshy, the Euro is the functional currency of Caspian B.V. and the Russian Ruble is the functional currency of Caspian LLC.  Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the three and six month periods ended March 31, 2014, the Company recorded foreign exchange transaction losses of $6,478 and $6,463, respectively, as a result of the remeasurement of the EBRD loan which is denominated in U.S. Dollars.

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
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Comprehensive Loss – Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss.  Accumulated other comprehensive loss is presented in the consolidated statements of comprehensive income (loss) and consists of foreign currency translation adjustments.

Concentration of Revenue – During six months ended March 31, 2014 76% of vessel revenue came from three clients: Bumi Armada Caspian LLC – 30%, Saipem Kazakhstan Branch – 26%, NC Production Operations Company B.V. – 20%. During six months ended March 31, 2014 54% of marine base service revenue came from our related party MOBY.

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

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. Reporting discontinued operations and disclosures of disposals of components of an entity. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

NOTE 2 — ATASH MARINE BASE

During fiscal 2012 the Company contracted with a contractor to complete the dredging which was initially projected to cost around $3,000. However, the project was only partially completed at a cost of around $1,500 with further dredging works still required. Currently, Balykshi has insufficient funds to complete the dredging project.  Failure to complete the dredging could subject Balykshi to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base. As of the date of this report, Balykshi has failed to complete approximately $3,000 of the agreed upon scheduled work, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

NOTE 3 — NOTES PAYABLE

Notes payable consists of the following:

	March 31,	September 30,
	2014	2013

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,870	$ 10,856
due September 30, 2014

Secured convertible consolidated promissory note payable to Investor; interest at 12%	31,233	29,593
(default interest at 13%) due September 30, 2014

EBRD loan and accrued interest at 7% due May 2015 (default interest at 9%);
secured by property and bank accounts	24,423	23,387

Total Long-term Debt	66,526	63,836
Less: Current Portion	(66,526)	(63,836)
Long-term Debt - Net of Current Portion	$ -	$ -

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
March 31, 2014 (UNAUDITED)
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
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to the Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $300 was paid during the six months ended March 31, 2014 more $100 was paid in April 2014. The failure to pay the interest on the Consolidated Note is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at March 31, 2014 and September 30, 2013.

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

NOTE 4 — STOCK BASED COMPENSATION PLANS

A summary of the non-vested stock under the Company’s compensation plan at March 31, 2014 follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2013	147,939	$0.11
Stock granted	-	-
Stock vested	-	-
Non-vested at March 31, 2014	147,939	$0.11

The value of the non-vested stock under the Company’s compensation plan at March 31, 2014 is $4.  As of March 31, 2014 unrecognized stock-based compensation was $3 and will be recognized over the weighted average remaining term of 0.3 years.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Guarantee of Debt – The Company has agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  The Company’s guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to the Company’s percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, the Company owns a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at March 31, 2014 reflected a total maximum potential obligation of $913.  There is currently no recorded liability for potential losses under this guarantee, nor is there any liability for the Company’s obligation to fund such guarantee.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
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

During the second fiscal quarter 2014 this lease agreement was canceled. The Company off-set most of the balance of the advance received for land rental against the balance due by MOBY to Balykshi.

The lease revenue recognized from MOBY for the three and six months ended March 31, 2014 was $535 and $665, respectively.

The lease revenue recognized from MOBY for the three and six months ended March 31, 2013 was $165 and $317, respectively.

Accounts receivable from related parties as of March 31, 2014 and September 30, 2013 consisted of the following:

Related Party's Name	Description	March 31, 2014	September 30, 2013

Bolz LLP	Seismic services	$ 8	$ 3,174
MOBY	Marine base	-	1,330
Demeu Energy	Advance given for vehicles delivery	275	325
Caspian Geo Consulting	Advance given for equipment delivery	275	-
Others	Other services	7	125
	Allowance for doubtful accounts	(557)	(3,499)
TOTAL		$ 8	$ 1,455

Accounts payable to related parties as of March 31, 2014 and September 30, 2013 consisted of the following:

Related Party's Name	Description	March 31, 2014	September 30, 2013

MOBY	Advance received for land rental	$ 368	$ -
TOTAL		$ 368	$ -

Long-term deferred revenue from related parties as of March 31, 2014 and September 30, 2013 consisted of the following:

Related Party's Name	Description	March 31, 2014	September 30, 2013

MOBY	Advance received for land rental	$ -	$ 2,619
TOTAL		$ -	$ 2,619

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 7 — FAIR VALUE MEASUREMENTS

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

Recurring basis:

At March 31, 2014 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually.

The fair value of the put option liability was $20,688 at March 31, 2014. As of September 30, 2013 the amount was valued at $19,649 which is the amount the Company would have had to pay if EBRD had exercised the accelerated put option. The $1,039 change during the six months ended March 31, 2014 was for the 20% rate of return and it was charged to interest expense.

There were no changes in the valuation techniques during the current quarter.

Nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	March 31, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 114	$ -	$ -	$ 114

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
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

NOTE 8 — SEGMENT INFORMATION

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

Further information regarding the operations and assets of these reportable business segments follows:
	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Capital Expenditures
Vessel Operations	$ 356	$ 27	$ 813	$ 881
Geophysical Services	686	456	2,188	547
Marine Base Services	-	-	-	58
Total segments	1,042	483	3,001	1,486
Corporate assets	1	-	1	-
Less intersegment investments	-	(81)	-	(62)
Total consolidated	$ 1,043	$ 402	$ 3,002	$ 1,424

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Revenues
Vessel Operations	$ 809	$ 1,113	$ 6,723	$ 4,815
Geophysical Services	3,155	8,292	7,268	9,393
Marine Base Services	866	314	3,077	3,160
Total segments	4,830	9,719	17,068	17,368
Corporate revenue	-	-	-	-
Less intersegment revenues	(268)	(738)	(2,748)	(3,337)
Total consolidated	$ 4,562	$ 8,981	$ 14,320	$ 14,031

Depreciation and Amortization
Vessel Operations	$ (475)	$ (537)	$ (996)	$ (1,110)
Geophysical Services	(284)	(349)	(607)	(731)
Marine Base Services	(308)	(372)	(674)	(730)
Total segments	(1,067)	(1,258)	(2,277)	(2,571)
Corporate depreciation and amortization	-	(1)	-	(1)
Total consolidated	$ (1,067)	$ (1,259)	$ (2,277)	$ (2,572)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	(10)	-	(37)
Marine Base Services	(1,442)	(1,212)	(2,904)	(2,581)
Total segments	(1,442)	(1,222)	(2,904)	(2,618)
Corporate interest expense	(531)	(458)	(1,069)	(915)
Total consolidated	$ (1,973)	$ (1,680)	$ (3,973)	$ (3,533)

Income/(Loss) Before Income Tax
Vessel Operations	$ (1,768)	$ (1,765)	$ (1,206)	$ (3,183)
Geophysical Services	174	4,133	1,733	2,916
Marine Base Services	(8,691)	(4,284)	(10,541)	(4,150)
Total segments	(10,285)	(1,916)	(10,014)	(4,417)
Corporate loss	(1,012)	(828)	(1,720)	(1,407)
Total consolidated	$ (11,297)	$ (2,744)	$ (11,734)	$ (5,824)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Benefit from (Provision for) Income Tax
Vessel Operations	$ 339	$ 1,249	$ 599	$ 1,455
Geophysical Services	1	(867)	(521)	(729)
Marine Base Services	-	-	-	-
Total segments	340	382	78	726
Corporate provision for income tax	-	-	-	-
Total consolidated	$ 340	$ 382	$ 78	$ 726

Loss from discontinued operations
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	(361)	-	(640)
Marine Base Services	-	-	-	-
Total segments	-	(361)	-	(640)
Corporate	-	-	-	-
Total consolidated	$ -	$ (361)	$ -	$ (640)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	98	-	80
Marine Base Services	1,830	377	1,855	377
Total segments	1,830	475	1,855	457
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ 1,830	$ 475	$ 1,855	$ 457

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ (1,429)	$ (516)	$ (607)	$ (1,728)
Geophysical Services	175	3,003	1,212	1,627
Marine Base Services	(6,861)	(3,907)	(8,686)	(3,773)
Total segments	(8,115)	(1,420)	(8,081)	(3,874)
Corporate loss	(1,012)	(828)	(1,720)	(1,407)
Total consolidated	$ (9,127)	$ (2,248)	$ (9,801)	$ (5,281)

			March 31,	September 30,
Segment Assets			2014	2013
Vessel Operations			$ 17,537	$ 24,031
Geophysical Services			17,932	18,005
Marine Base Services			68,741	78,186
Total segments			104,210	120,222
Corporate assets			991	6,946
Less intersegment investments			(40,530)	(46,625)
Total consolidated			$ 64,671	$ 80,543

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to the end of the second fiscal quarter, TatArka acquired from KMG the 50% share in “Veritas Caspian” LLP joint venture for nominal value of $0.3.

In April 2014 we paid $100 to the Investor, which was credited to reduce loan interest due to him.

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

Business Review

We do not anticipate demand for our services to grow through fiscal 2014.  In fact, we expect demand will decrease in this year and in the next two fiscal years as development of the second phase of the Kashagan oil field development project continues to be delayed. Moreover oil production from the first phase of Kashagan has been halted due to concerns over the integrity of the consortium’s pipeline.  It is anticipated that the entire pipeline may need to be replaced.  Current projections place commencement of the second phase some time in 2018-2019, but this could be delayed depending upon how replacement of the pipeline progresses.  We do not anticipate growth in demand for our services until the second phase of the Kashagan development project ramps up.

During the three and six months ended March 31, 2014, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2014	2013	% change	2014	2013	% change

VESSEL OPERATIONS
Operating Revenue	$ 809	$ 1,113	-27%	$ 6,723	$ 4,815	40%
Pretax Operating Income/(Loss)	(1,768)	(1,765)	0%	(1,206)	(3,183)	-62%

GEOPHYSICAL SERVICES
Operating Revenue	$ 3,155	$ 8,292	-62%	$ 7,268	$ 9,393	-23%
Pretax Operating Income/(Loss)	174	4,133	-96%	1,733	2,916	-41%

MARINE BASE SERVICES
Operating Revenue	$ 866	$ 314	176%	$ 3,077	$ 3,160	-3%
Pretax Operating Loss	(8,691)	(4,284)	103%	(10,541)	(4,150)	154%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(1,012)	(828)	22%	(1,720)	(1,407)	22%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 8 to our condensed consolidated financial statements.

Summary of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

               Total revenue during the three months ended March 31, 2014 was $4,562 compared to $8,981 during the three months ended March 31, 2013, a decrease of 49%.

Vessel revenues were up 25% due to higher utilization of our vessels in the second fiscal quarter 2014. We expect demand for our vessels during the remainder of fiscal 2014 in the Kazakhstan sector of the Caspian Sea to be lower, so we will continue to pursue opportunities in Turkmenistan and Russian sectors of Caspian Sea.

Revenue from geophysical services decreased 62% from $8,237 during the second fiscal quarter 2014 to $3,155 during the second fiscal quarter 2014.  This is a result of exceptionally good second fiscal quarter 2013, when we had three seismic projects with high operating margins.

During the second fiscal quarter 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $1,201.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the second fiscal quarter 2014 for the amount of the payment received.

During the second fiscal quarter 2014 and 2013 we realized a foreign exchange transaction loss of $6,478 and $70, respectively. This increase in loss is mostly due to revaluation of our debt denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $1,846 or $0.05 per share, during the second fiscal quarter 2013 to $13,223, or $0.21 per share during the second fiscal quarter 2014.

Vessel Operations

Second fiscal quarter 2014 revenue from vessel operations of $548 was 25% or $108 higher than the second fiscal quarter 2013 as more vessels were utilized in the second fiscal quarter 2014.  We expect vessel revenues will continue to be on the same level or lower and we do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended March 31, 2014 vessel operating costs of $1,760 were 9% lower than during the three months ended March 31, 2013.

As a result of the decreased benefits from income tax our net loss from vessel operations in the second fiscal quarter 2014 increased to $1,429 compared to net loss of $516 in the second fiscal quarter of 2013.

Geophysical Services

Revenue from geophysical services decreased 62% from $8,237 during the second fiscal quarter 2013 to $3,155 during the second fiscal quarter 2014.  This is a result of completing three successful projects with higher than average margins during second fiscal quarter 2013.  As a result of the decreased activity, cost of geophysical service revenues decreased by 21% to $2,391. The decrease in costs was less than the decrease in revenues because we realized lower margins on one contract due to additional rented seismic  equipment for the project.

During the second fiscal quarter 2014 we collected overdue payments from a related party (Bolz LLP) in the amount of $1,201. We had created an allowance for the full amount of this past due account in prior periods, so we reversed a portion of the allowance to reflect the amount of repayment received during the second fiscal quarter 2014.

During the three months ended March 31, 2014 we paid a bonus of $510 to Mr. Vasilenko, our General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP.

                As a result of decreased activity in our onshore seismic business, net income attributable to Caspian Services, Inc. from geophysical operations of $175 was accrued during the second fiscal quarter 2014 compared to net income attributable to Caspian Services, Inc. of $3,003 during the second fiscal quarter 2013.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2014 will be similar to fiscal 2013 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.

Marine Base Services

Our marine base services revenues increased 183% to $859 during the second fiscal quarter 2014.  This increase is primarily attributable to a successful contract with a client that accommodated 15 vessels alongside our marine base for the entire winter period.  The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,442 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor that relates to the marine base.  During the second fiscal quarter 2014 we realized a marine base services loss of $6,861 compared to a loss of $3,907 during the second fiscal quarter 2013. The increase in loss was mostly due to $7,133 of foreign exchange loss, which reflect the effect of a revaluation of our debt to EBRD denominated

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

During the second fiscal quarter 2014 Balykshi and MOBY agreed to cancel the MOBY land lease at the marine base.  We off-set most of the balance of the advance received for land rental against the balance due from MOBY to Balykshi.

Corporate Administration

During the second fiscal quarter 2014, net loss from corporate administration was $1,012, which is 22% more of the loss for the second fiscal quarter 2013. This increase in loss is mostly due to default interest rate of 13% applied to Investor’s debt during the second fiscal quarter 2014.

Depreciation

Depreciation expense decreased by $192 or 15% to $1,067 during the second fiscal quarter 2014 compared to the second fiscal quarter 2013.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2014. Additionally, we sold one of our vessels during the fiscal 2013.

General and Administrative Expenses

General and administrative expenses decreased 44% to $1,900 during the quarter ended March 31, 2014. This decrease is mostly attributable the reversal of a $1,620 allowance related to trade accounts receivable from a related party (Bolz LLP).  This was partially off-set by $545 we paid to our General Manager of Geophysical Services in recognition of his efforts to collect the overdue trade account receivable due to TatArka.

Interest Expense

Interest expense of $1,973 for the second fiscal quarter 2014 was 17% more of the interest expense for the second fiscal quarter 2013. This increase is attributable to applying the default interest rates to our long-term debt during the second fiscal quarter 2014.

Exchange Loss

During the second fiscal quarter 2014 and 2013 we realized foreign exchange transaction losses of $6,478 and $70, respectively. This increase in loss is mostly due to revaluation of our EBRD loan denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended March 31, 2014 we realized net other non-operating loss of $75 compared to a loss of $109 during the quarter ended March 31, 2013.

Net Other Expenses

Net other expenses increased 361% to $8,514 during the second fiscal quarter 2014.  The increase in net other expenses is mostly attributable to the increased foreign currency translation loss resulting from the devaluation of the Kazakh Tenge.

Benefit from Income Tax

During the three months ended March 31, 2014 we recorded a benefit for income tax in the amount of $340, which is in line with the benefit of $382 during the three months ended March 31, 2013. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $9,127 or $0.21 per share on a basic and diluted basis.  By comparison, during the second fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $2,248 or $0.05 per share on a basic and diluted basis.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended March 31, 2014 our loss from foreign currency translation adjustment was $4,593 and comprehensive loss attributable to non-controlling interest was $497.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $13,223 during the quarter ended March 31, 2014.

During the quarter ended March 31, 2013 our gain from foreign currency translation adjustment was $302 and comprehensive loss attributable to non-controlling interest was $100.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $1,846 during the quarter ended March 31, 2013.

Six months ended March 31, 2014 compared to the six months ended March 31, 2013

               Total revenue during the six months ended March 31, 2014 was $14,320 compared to $14,031 during the six months ended March 31, 2013, an increase of 2%.

Vessel revenues were up 41% due to higher utilization of our vessels during the six months ended March 31, 2014. We expect demand for our vessels during the remainder of fiscal 2014 in the Kazakhstan sector of the Caspian Sea to be lower, so we will continue to pursue opportunities in Turkmenistan and Russian sectors of Caspian Sea.

Revenue from geophysical services decreased 22% from $9,338 during the six months ended March 31, 2013 to $7,268 during the six months ended March 31, 2014.  This is a result of an exceptionally good second fiscal quarter 2013, when we had three seismic projects with high operating margins.

During the six months ended March 31, 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the six months ended March 31, 2014 for the amount of the repayment received.

During the six months ended March 31, 2014 and 2013 we realized a foreign exchange transaction loss of $6,463 and $148, respectively. This increase in loss is due to revaluation of our debt denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $5,069, or $0.11 per share, during the during the six months ended March 31, 2013 to $13,947, or $0.22 per share during the six months ended March 31, 2014.

Vessel Operations

During the six months ended March 31, 2014 revenue from vessel operations of $5,836 was 41% or $1,694 higher than during the six months ended March 31, 2013 as more vessels were utilized during the six months ended March 31, 2014.  We expect vessel revenues will continue to be on the same level or lower and we do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the six months ended March 31, 2014 vessel operating costs of $4,852 were 25% higher than during the six months ended March 31, 2013, as a result of increases in operating activity.

As a result of improved vessel utilization our net loss from vessel operations during the six months ended March 31, 2014 decreased to $607 compared to net loss of $1,728 during the six months ended March 31, 2013.

Geophysical Services

Revenue from geophysical services decreased 22% from $9,338 during the six months ended March 31, 2013 to $7,268 during the six months ended March 31, 2014.  This is a result of completing three successful projects with higher than average margins during the six months ended March 31, 2013.  As a result of the decreased activity, cost of geophysical service revenues decreased by 3% to $4,071. The decrease in costs was less than the decrease in revenues because we realized lower margins on one contract that required us to rent seismic equipment for the project instead of using our own equipment.

During the six months ended March 31, 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the six months ended March 31, 2014 for the amount of the repayment received.

During the six months ended March 31, 2014 we paid a bonus of $1,487 to Mr. Vasilenko, our General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP.

           As a result of decreased activity in our onshore seismic business, net income attributable to Caspian Services, Inc. from geophysical operations of $1,212 was accrued during the six months ended March 31, 2014 compared to net income attributable to Caspian Services, Inc. of $1,627 during the six months ended March 31, 2013.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2014 will be similar to fiscal 2013 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.

Marine Base Services

Our marine base services revenues increased 121% to $1,216 during the six months ended March 31, 2014 mostly as a result of a successful contract with a client that accommodated 15 vessels alongside the marine base for the entire winter period. The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $2,904 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor that relates to the marine base.  During the six months ended March 31, 2014 we realized a marine base services loss of $8,686 compared to a loss of $3,773 during the six months ended March 31, 2013. The increase in loss was mostly due to $7,131 of foreign exchange loss resulting from a revaluation of our debt to EBRD denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

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

During the six months ended March 31, 2014 Balykshi and MOBY agreed to cancel the MOBY land lease at the marine base.  We off-set most of the balance of the advance received for land rental against the balance due from MOBY to Balykshi.

Corporate Administration

During the six months ended March 31, 2014 net loss from corporate administration was $1,720, which is 22% higher than the loss realized during the six months ended March 31, 2013. This increase in loss is mostly due to the default interest rate of 13% applied to the Investor’s debt during the six months ended March 31, 2014.

Depreciation

Depreciation expense decreased by $295 or 11% to $2,277 during the six months ended March 31, 2014 compared to the six months ended March 31, 2013.  This decrease resulted from the fact that a number of our properties were fully depreciated prior to fiscal 2014. Additionally, we sold one of our vessels during the fiscal 2013.

General and Administrative Expenses

General and administrative expenses decreased 34% to $4,050 during the six months ended March 31, 2014. This decrease is mostly attributable the reversal of a $3,154 allowance related to trade accounts receivable from a related party (Bolz LLP).  This was partially off-set by $1,487 we paid to our General Manager of Geophysical Services in recognition of his efforts to collect the overdue trade account receivable due to TatArka.

Interest Expense

Interest expense of $3,973 for the six months ended March 31, 2014 was12% more of the interest expense for the six months ended March 31, 2013. This increase is attributable to applying the default interest rates to our long-term debt during the six months ended March 31, 2014.

Exchange Loss

During the six months ended March 31, 2014 and 2013 we realized a foreign exchange transaction loss of $6,463 and $148, respectively. This increase in loss is mostly due to a revaluation of our EBRD loan denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the six months ended March 31, 2014 we realized net other non-operating income of $19 compared to income of $987 during the six months ended March 31, 2013.  We realized other non-operating income during fiscal 2013 from the sale of one vessel.  We had no similar transaction during the same fiscal period ended March 31, 2014.

Net Other Expenses

Net other expenses increased 291% to $10,393 during the six months ended March 31, 2014.  The increase in net other expenses is mostly attributable to the increase in foreign currency translation loss due to the 20% devaluation of the Kazakh Tenge and the sale of one vessel, resulting in other non-operating income, net during the 2013 period.

Benefit from Income Tax

During the six months ended March 31, 2014 we realized a benefit from income tax in the amount of $78 compared to a benefit of $726 during the six months ended March 31, 2013. This difference was caused by the fact that our wholly-owned subsidiary, CSG LLP, incurred twice as much taxable loss during six months ended March 31, 2013 compared to the same six-month period ended March 31, 2014. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2014 we realized a net loss attributable to Caspian Services, Inc. of $9,801 or $0.22 per share on a basic and diluted basis.  By comparison, during six months ended March 31, 2013 we realized a net loss attributable to Caspian Services, Inc. of $5,281 or $0.11 per share on a basic and diluted basis.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the six months ended March 31, 2014 our loss from foreign currency translation adjustment was $4,593 and comprehensive loss attributable to non-controlling interest was $447.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $13,947 during six months ended March 31, 2014.

During the six months ended March 31, 2013 our gain from foreign currency translation adjustment was $159 and comprehensive loss attributable to non-controlling interest was $53.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $5,069 during the six months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014 we had cash on hand of $3,023 compared to cash on hand of $3,973 at September 30, 2013.  At March 31, 2014 total current liabilities exceeded total current assets by $75,902. This was mainly attributable to the EBRD loan and put option and the Investor loans being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” below, we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of March 31, 2014 the outstanding loan balance and accrued interest of the EBRD loan was $24,423.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued but unpaid interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the assets, including the marine base, and bank accounts, of Balykshi and CRE.

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

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base.  As of the date of this report, Balykshi has failed to complete approximately $3,000 of the agreed upon scheduled work, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the semi-annual repayment installments under the EBRD loan are due each year on November 20 and May 20.  As of the date of this report, none of the required installment payments has been made, which may constitute an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement. The default interest rate of the EBRD Loan of 9% is applied to the payments due but not paid.

Should EBRD accelerate its loan or its put option, we would have insufficient funds to satisfy those obligations collectively or individually. If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE.

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

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $.12.  The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by the Investor or made at our election by the September 30, 2014 maturity date, we must repay the principal and interest in cash.

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

As of the date of this report, none of the semi-annual interest payments under the Consolidated Note have been made to the Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,000 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at March 31, 2014 and September 30, 2013.  As of the date of this report, to our knowledge, the Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2014 and 2013.

	Period ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$6,877	$(3,174)
Net cash provided by (used in) investing activities	(3,002)	1,468
Net cash used in financing activities	(300)	(1,400)
Effect of exchange rate changes on cash	(4,525)	(129)
Net Change in Cash	$(950)	$(3,235)

Net cash flow from operations for the six months ended March 31, 2014 was positive, mostly due to an increase in accrued expenses of $6,419 and a decrease in our trade accounts receivable of $2,652.

Net cash used in investing activities for the six months ended March 31, 2014 mostly represents the payment for vessel dry-docking of $813 and purchase of geophysical equipment of $2,188.

Net cash used in financing activities during the six months ended March 31, 2014 represents partial payment of interest due to Investor under the Notes.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from an individual	$ 42,103	$42,103	$ -	$ -	$ -
Loans from EBRD	24,423	24,423	-	-	-
Accelerated put option liability	20,688	20,688	-	-	-
Operating leases - vessels	11,168	837	2,514	2,509	5,308
Operating leases - other	708	336	259	113	-
Total	$ 99,090	$88,387	$ 2,773	$ 2,622	$ 5,308

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at March 31, 2014 reflected a total maximum potential obligation of $913.  There is currently no recorded liability for potential losses under this Guarantee, nor is there any liability for the Company’s obligation to fund such Guarantee.

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

As of March 31, 2014 and September 30, 2013 MOBY was in violation of certain financial covenants under the MOBY Loan.  To our knowledge, as of the date of this report, EBRD has not sought to accelerate repayment of the MOBY Loan.

On July 29, 2013 we entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions including restructuring our obligations with EBRD.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2013 filed on January 14, 2014.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: May 20, 2014	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: May 20, 2014	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer