Form 10-Q
period 2014-06-30
CASPIAN SERVICES INC
filed 2014-08-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
Yes ☐   No☑

As of August 12, 2014, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$ 1,162	$ 3,973
Trade accounts receivable, net of allowance of $2,492 and $2,796, respectively	10,408	11,075
Trade accounts receivable from related parties, net of allowance of $436 and $3,499, respectively	4	1,455
Other receivables, net of allowance of $247 and $291, respectively	752	705
Inventories	1,213	1,053
Property held for sale, net of allowance of $1,067 and $1,273, respectively	44	203
Prepaid taxes	1,153	1,329
Advances paid, net of allowance of $59 and $39, respectively	585	829
Deferred tax assets	583	235
Prepaid expenses and other current assets	386	571
Total Current Assets	16,290	21,428
Vessels, equipment and property, net	43,080	50,741
Drydocking costs, net	737	519
Long-term deferred tax assets	1,267	1,849
Goodwill	187	224
Intangible assets, net	15	29
Long-term prepaid taxes	3,282	4,735
Investments	11	13
Long-term other receivables, net of current portion	813	1,005
Total Assets	$ 65,682	$ 80,543

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 1,952	$ 2,409
Accounts payable to related parties	84	-
Accrued expenses	1,272	1,244
Taxes payable	539	911
Deferred revenue	958	10
Accelerated put option liability	21,263	19,649
Long-term debt - current portion	67,693	63,836
Total Current Liabilities	93,761	88,059
Long-term deferred revenue from related parties	-	2,619
Total Liabilities	93,761	90,678
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,827	64,827
Accumulated deficit	(61,144)	(49,894)
Accumulated other comprehensive loss	(20,434)	(15,619)
Deficit attributable to Caspian Services, Inc. Shareholders	(16,698)	(633)
Deficit attributable to noncontrolling interests	(11,381)	(9,502)
Total Deficit	(28,079)	(10,135)
Total Liabilities and Deficit	$ 65,682	$ 80,543

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2014	2013	2014	2013

Revenues
Vessel revenues	$ 4,046	$ 5,685	$ 9,882	$ 9,827
Geophysical service revenues	3,564	3,491	10,832	12,829
Marine base service revenues (which includes $265 and $931 from related parties for the three and nine months ended June 30, 2014, respectively and $125 and $440 from related parties for the three and nine months ended June 30, 2013, respectively)	564	265	1,780	816
Total Revenues	8,174	9,441	22,494	23,472

Operating Expenses
Vessel operating costs	2,159	2,685	7,011	6,572
Cost of geophysical service revenues	2,017	2,197	6,088	6,382
Cost of marine base service	159	89	513	521
Depreciation and amortization	1,018	1,236	3,295	3,808
Impairment loss	(90)	-	(34)	-
General and administrative expense	2,207	1,870	6,257	7,984
Total Costs and Operating Expenses	7,470	8,077	23,130	25,267
Income (Loss) from Operations	704	1,364	(636)	(1,795)

Other Income (Expense)
Interest expense	(2,101)	(1,677)	(6,074)	(5,210)
Foreign currency transaction loss	(313)	(259)	(6,776)	(407)
Interest income	12	12	35	50
Other non-operating income, net	32	272	51	1,259
Net Other Expense	(2,370)	(1,652)	(12,764)	(4,308)

Loss from Continuing Operations Before Income Tax	(1,666)	(288)	(13,400)	(6,103)
Benefit from (provision for) income tax	(318)	(413)	(240)	313
Net loss from continuing operations	(1,984)	(701)	(13,640)	(5,790)
Loss from discontinued operations, net of tax of $45 and $162 for the three and nine months ended June 30, 2013, respectively	-	(2,790)	-	(3,359)
Net loss	(1,984)	(3,491)	(13,640)	(9,149)
Net loss attributable to noncontrolling interests	535	478	2,390	855
Net loss attributable to Caspian Services, Inc	$ (1,449)	$ (3,013)	$ (11,250)	$ (8,294)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(221)	(494)	(4,814)	(335)
Comprehensive loss	(1,670)	(3,507)	(16,064)	(8,629)
Comprehensive income (loss) attributable to non-controlling interest	64	(217)	511	(164)
Comprehensive loss attributable to Caspian Services, Inc	$ (1,606)	$ (3,724)	$ (15,553)	$ (8,793)

Basic and Diluted Loss per Share from continuing operations	$ (0.04)	$ (0.01)	$ (0.26)	$ (0.11)
Basic and Diluted Loss per Share from discontinued operations	-	(0.05)	-	(0.06)
Basic and Diluted Loss per Share	$ (0.04)	$ (0.06)	$ (0.26)	$ (0.17)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$ (13,640)	$ (9,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,295	3,808
Impairment loss	(34)	-
Loss from discontinued operations	-	3,359
Gain on sale of property and equipment	-	(1,070)
Accrued interest on accelerated put option	1,614	1,496
Foreign currency transaction loss	6,776	407
Stock based compensation	4	25
Changes in current assets and liabilities:
Trade accounts receivable	(1,126)	(7,089)
Trade accounts receivable from related parties	1,229	(326)
Other receivables	789	100
Inventories	(393)	772
Property held for sale	126	480
Prepaid taxes	(41)	778
Advances paid	158	60
Deferred tax assets	(42)	(20)
Prepaid expenses and other current assets	110	160
Long-term prepaid taxes	682	315
Long-term other receivables, net of current portion	28	102
Accounts payable	(213)	115
Accounts payable to related parties	(2,123)	(81)
Accrued expenses	8,618	3,722
Taxes payable	(224)	(766)
Deferred revenue	950	10
Long-term deferred revenue from related parties	-	(136)
Long-term deferred income tax liability	(63)	(290)
Net cash provided by (used in) operating activities	$ 6,480	$ (3,218)

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	70	2,888
Payments to purchase vessels, equipment and property	(3,893)	(1,931)
Net cash provided by (used in) investing activities	$ (3,823)	$ 957

Cash flows from financing activities:
Payments on long-term debt	(700)	(1,400)
Net cash used in financing activities	$ (700)	$ (1,400)
Effect of exchange rate changes on cash	(4,768)	(422)
Net change in cash	(2,811)	(4,083)
Cash at beginning of period	3,973	4,601
Cash at end of period	$ 1,162	$ 518

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 700	$ 1,400

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 14, 2014. Operating results for the nine-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

Discontinued Operations – In August 2013 the Company discontinued the operations of KMG. Upon determining to discontinue KMG, all prior periods presented have been restated to separately account for the discontinued operations.

Principles of Consolidation –The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”) and Caspian Real Estate, Ltd (“CRE”); and include majority owned subsidiary Balykshi LLP (“Balykshi”), collectively “Caspian” or the “Company.” Balykshi owns a 20% interest in a joint venture, Mangistau Oblast Boat Yard LLP (“MOBY”) and TatArka owns a 50% interest in a joint venture, Veritas Caspian LLP (“Veritas Caspian”).  Ownership of 20% to 50% noncontrolling interests are accounted for by the equity method.  Intercompany balances and transactions have been eliminated in consolidation.

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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at June 30, 2014 and September 30, 2013. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $21,263 and $19,649 as of June 30, 2014 and September 30, 2013, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

The Company continues to engage in discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

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

The Investor has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,300 in reduction of interest due.

The failure to pay interest on the Consolidated Note when due is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at June 30, 2014 and September 30, 2013. As of the date of this report on Form 10-Q, to the Company’s knowledge, the Investor has not demanded immediate repayment of the Consolidated Note.

Should EBRD or the Investor determine to accelerate the Company’s repayment obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or the Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations EBRD or the Investor could seek any legal remedies available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi and CRE, foreclosure by EBRD on such assets and bank accounts.  The Company has also agreed to collateralize the Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and the Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of Operations –The Company’s business consists of three major business segments:

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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

For the three and nine months ended June 30, 2014 the Company had 800,000 options outstanding, 147,939 non-vested restricted shares outstanding and 409,111,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $21,263, although, as of the date of this quarterly report on Form 10-Q, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At June 30, 2014 and September 30, 2013 the Company had $958 and $10, respectively, of deferred revenue related to these prepaid services.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the three and nine month periods ended June 30, 2014, the Company recorded foreign exchange transaction losses of $313 and $6,776, respectively, as a result of the remeasurement of the EBRD loan which is denominated in U.S. Dollars.

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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Concentration of Revenue – During nine months ended June 30, 2014 76% of vessel revenue came from three clients: NC Production Operations Company B.V. – 29%, Saipem Kazakhstan Branch – 28%, Bumi Armada Caspian LLC – 19%. During nine months ended June 30, 2014 52% of marine base service revenue came from our related party MOBY.

Recent Accounting Pronouncements –

In July 2013 the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In March 2013 the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign (a consensus of the FASB Emerging Issues Task Force). The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In February 2013 the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In January 2013 the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In April 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. Reporting discontinued operations and disclosures of disposals of components of an entity. The Company does not believe that adoption of the standard will have a material impact on its results of operations or financial position upon adoption.

In May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance.  This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year.  The Company is evaluating the impact of this update on the Company’s financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In June 2014 FASB issued Accounting Standards Update (ASU) No. 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect to the Company's operating results or financial condition.

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

NOTE 3 — NOTES PAYABLE

Notes payable consists of the following:
	June 30,	September 30,
	2014	2013

Secured non-negotiable promissory note payable to Investor; interest at 0.26% due September 30, 2014	$ 10,877	$ 10,856

Secured convertible consolidated promissory note payable to Investor; interest at 12% (default interest at 13%) due September 30, 2014	31,847	29,593

EBRD loan and accrued interest at 7% due May 2015 (default interest at 9%); secured by property and bank accounts	24,969	23,387

Total Long-term Debt	67,693	63,836
Less: Current Portion	(67,693)	(63,836)
Long-term Debt - Net of Current Portion	$ -	$ -

Notes payable consist of the following:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Non-Negotiable Promisssory Note

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

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to the Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $700 was paid during the nine months ended June 30, 2014. The failure to pay the interest on the Consolidated Note is an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at June 30, 2014 and September 30, 2013.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

With the increase in the Company’s authorized common stock in May 2013, the Investor now has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $0.10 per share.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 4 — STOCK BASED COMPENSATION PLANS

A summary of the non-vested stock under the Company’s compensation plan at June 30, 2014 follows:
	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2013	147,939	$0.11
Stock granted	-	-
Stock vested	-	-
Non-vested at June 30, 2014	147,939	$0.11

The value of the non-vested stock under the Company’s compensation plan at June 30, 2014 is $4.  As of June 30, 2014 unrecognized stock-based compensation was $1 and will be recognized over the weighted average remaining term of 0.1 years.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Guarantee of Debt – The Company has agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  The Company’s guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to the Company’s percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, the Company owns a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at June 30, 2014 reflected a total maximum potential obligation of $1,815.  There is currently no recorded liability for potential losses under this guarantee, nor is there any liability for the Company’s obligation to fund such guarantee.

Litigation – The Company’s subsidiary Balykshi is involved in litigation with Mangistau Electricity network company (“MREK”), which is a local electricity provider. MREK filed litigation against Balykshi in the Mangistau local court in February 2014 claiming that Balykshi has been improperly using its electric facilities.  MREK is seeking penalties in the amount of $310.  Based on the Company’s estimation of the probability of a negative outcome in the litigation, the Company has accrued $310.

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

In July 2014 the Company signed an agreement with Topaz Engineering Limited (“Topaz”) (related party through the participation in MOBY) for the acquisition of 100% share in Kyran Holdings Limited (“Kyran”). Kyran owns a 50% share in MOBY; and after execution of this agreement the Company will own approximately 66% share in MOBY.  As disclosed in the Current Report on Form 8-K of the Company filed with the SEC on August 12, 2014, this agreement closed on August 7, 2014.

The lease and storage service revenue recognized from MOBY for the three and nine months ended June 30, 2014 was $265 and $931, respectively.

The lease revenue recognized from MOBY for the three and nine months ended June 30, 2013 was $125 and $440, respectively.

Accounts receivable from related parties as of June 30, 2014 and September 30, 2013 consisted of the following:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Related Party's Name	Description	June 30, 2014	September 30, 2013

Bolz LLP	Seismic services	$ -	$ 3,174
MOBY	Marine base	-	1,330
Demeu Energy	Advance given for vehicles delivery	272	325
Caspian Geo Consulting	Advance given for equipment delivery	163	-
Others	Other services	4	125
	Allowance for doubtful accounts	(435)	(3,499)
TOTAL		$ 4	$ 1,455

Accounts payable to related parties as of June 30, 2014 and September 30, 2013 consisted of the following:

Related Party's Name	Description	June 30, 2014	September 30, 2013

MOBY	Advance received for land rental	$ 69	$ -
Others	Others	15	-
TOTAL		$ 84	$ -

Long-term deferred revenue from related parties as of June 30, 2014 and September 30, 2013 consisted of the following:

Related Party's Name	Description	June 30, 2014	September 30, 2013

MOBY	Advance received for land rental	$ -	$ 2,619
TOTAL		$ -	$ 2,619

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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Recurring basis:

At June 30, 2014 the Company had one liability measured at fair value on a recurring basis. The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually.

The fair value of the put option liability was $21,263 at June 30, 2014. As of September 30, 2013 the amount was valued at $19,649 which is the amount the Company would have had to pay if EBRD had exercised the accelerated put option. The $1,614 change during the nine months ended June 30, 2014 was for the 20% rate of return and it was charged to interest expense.

There were no changes in the valuation techniques during the current quarter.

Nonrecurring basis:
Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44

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
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Capital Expenditures
Vessel Operations	$ 359	$ 489	$ 816	$ 1,370
Geophysical Services	889	21	3,077	568
Marine Base Services	-	-	-	58
Total segments	1,248	510	3,893	1,996
Corporate assets	(1)	-	-	-
Less intersegment investments	-	(3)	-	(65)
Total consolidated	$ 1,247	$ 507	$ 3,893	$ 1,931

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues
Vessel Operations	$ 4,495	$ 6,103	$ 11,218	$ 10,918
Geophysical Services	3,564	3,436	10,832	12,829
Marine Base Services	564	262	3,641	3,422
Total segments	8,623	9,801	25,691	27,169
Corporate revenue	-	-	-	-
Less intersegment revenues	(449)	(360)	(3,197)	(3,697)
Total consolidated	$ 8,174	$ 9,441	$ 22,494	$ 23,472

Depreciation and Amortization
Vessel Operations	$ (400)	$ (540)	$ (1,396)	$ (1,650)
Geophysical Services	(282)	(326)	(890)	(1,057)
Marine Base Services	(336)	(370)	(1,009)	(1,100)
Total segments	(1,018)	(1,236)	(3,295)	(3,807)
Corporate depreciation and amortization	-	-	-	(1)
Total consolidated	$ (1,018)	$ (1,236)	$ (3,295)	$ (3,808)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	37	-	-
Marine Base Services	(1,543)	(1,269)	(4,447)	(3,850)
Total segments	(1,543)	(1,232)	(4,447)	(3,850)
Corporate interest expense	(558)	(445)	(1,627)	(1,360)
Total consolidated	$ (2,101)	$ (1,677)	$ (6,074)	$ (5,210)

Income/(Loss) Before Income Tax
Vessel Operations	$ 797	$ 1,306	$ (409)	$ (1,877)
Geophysical Services	900	362	2,633	3,287
Marine Base Services	(2,664)	(1,731)	(13,205)	(5,881)
Total segments	(967)	(63)	(10,981)	(4,471)
Corporate loss	(699)	(225)	(2,419)	(1,632)
Total consolidated	$ (1,666)	$ (288)	$ (13,400)	$ (6,103)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Benefit from (Provision for) Income Tax
Vessel Operations	$ (100)	$ (285)	$ 499	$ 1,170
Geophysical Services	(216)	(128)	(737)	(857)
Marine Base Services	-	-	-	-
Total segments	(316)	(413)	(238)	313
Corporate provision for income tax	(2)	-	(2)	-
Total consolidated	$ (318)	$ (413)	$ (240)	$ 313

Loss from discontinued operations
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	(499)	-	(1,068)
Marine Base Services	-	-	-	-
Total segments	-	(499)	-	(1,068)
Corporate	-	(2,291)	-	(2,291)
Total consolidated	$ -	$ (2,790)	$ -	$ (3,359)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	535	478	2,390	855
Total segments	535	478	2,390	855
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ 535	$ 478	$ 2,390	$ 855

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ 697	$ 1,021	$ 90	$ (707)
Geophysical Services	684	(265)	1,896	1,362
Marine Base Services	(2,129)	(1,253)	(10,815)	(5,026)
Total segments	(748)	(497)	(8,829)	(4,371)
Corporate loss	(701)	(2,516)	(2,421)	(3,923)
Total consolidated	$ (1,449)	$ (3,013)	$ (11,250)	$ (8,294)

			June 30,	September,
Segment Assets			2014	2013
Vessel Operations			$ 17,915	$ 24,031
Geophysical Services			19,311	18,005
Marine Base Services			68,273	78,186
Total segments			105,499	120,222
Corporate assets			825	6,946
Less intersegment investments			(40,642)	(46,625)
Total consolidated			$ 65,682	$ 80,543

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 9 — SUBSEQUENT EVENTS

In July 2014 the Company signed an agreement with Topaz for the acquisition of 100% share in Kyran. Kyran owns a 50% share in MOBY; and after execution of this agreement the Company will own around 66% share in MOBY.  As disclosed in the Current Report on Form 8-K of the Company filed with the SEC on August 12, 2014, this agreement closed on August 7, 2014.  The estimated financial effect of this acquisition for the Company is an increase in debt of approximately $5,900, which is the current outstanding amount of the MOBY debt due to EBRD.  During the nine months ended June 30, 2014 we realized $931 in marine base services revenue from MOBY, approximately 52% of marine base services revenue during the period.  Going forward, marine base revenue from MOBY will be eliminated in consolidation which will have the effect of lowering marine base services revenue in future periods.

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

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

During the three and nine months ended June 30, 2014, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.
	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2014	2013	% change	2014	2013	% change

VESSEL OPERATIONS
Operating Revenue	$ 4,495	$ 6,103	-26%	$ 11,218	$ 10,918	3%
Pretax Operating Income/(Loss)	797	1,306	-39%	(409)	(1,877)	-78%

GEOPHYSICAL SERVICES
Operating Revenue	$ 3,564	$ 3,436	4%	$ 10,832	$ 12,829	-16%
Pretax Operating Income/(Loss)	900	362	149%	2,633	3,287	-20%

MARINE BASE SERVICES
Operating Revenue	$ 564	$ 262	115%	$ 3,641	$ 3,422	6%
Pretax Operating Loss	(2,664)	(1,731)	54%	(13,205)	(5,881)	125%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(699)	(225)	211%	(2,419)	(1,632)	48%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 8 to our condensed consolidated financial statements.

Summary of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Total revenue during the three months ended June 30, 2014 was $8,174 compared to $9,441 during the three months ended June 30, 2013, a decrease of 13%.

Vessel revenues were down 29% due to lower utilization of our vessels in the third fiscal quarter 2014 caused by delay of Kashagan project.  Revenue from geophysical services of $3,564 during the third fiscal quarter 2014 were in line with the comparative prior year quarter result. Marine Base service revenues of $564 were 113% higher in the third fiscal quarter.  During the third fiscal quarter 2013 we realized a loss from discontinued operations of $2,790 for the discontinuation of KMG operations. No such losses were incurred during the third fiscal quarter 2014.  As a result of the foregoing, our net loss attributable to Caspian Services, Inc. decreased from $3,013 during the third fiscal quarter 2013 to $1,449 during the third fiscal quarter 2014.

Vessel Operations

Third fiscal quarter 2014 revenue from vessel operations of $4,046 was 29% or $1,639 lower than the third fiscal quarter 2013.  The delay in Kashagan project caused the decrease in demand for vessel charter services. We expect vessel revenues will continue to be on the same level or lower and we do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended June 30, 2014 vessel operating costs of $2,159 were 20% lower than during the three months ended June 30, 2013 due to decrease in a vessel utilization.

As a result of decreased activity our net income attributable to Caspian Services, Inc. from vessel operations in the third fiscal quarter 2014 decreased to $697 compared to net income of $1,021 in the third fiscal quarter of 2013.

Geophysical Services

Revenue from geophysical services of $3,564 during the third fiscal quarter 2014 was in line with the comparative prior year quarter result.

Cost of geophysical service revenues decreased by 8% to $2,017 during the third fiscal quarter 2014 as a result of improved margins on current projects.

            As a result of improved margins, net income attributable to Caspian Services, Inc. from geophysical operations of $684 was accrued during the third fiscal quarter 2014 compared to net loss attributable to Caspian Services, Inc. of $265 during the third fiscal quarter 2013.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate our operating result through the remainder of fiscal 2014 will be similar to fiscal 2013 for seismic work. This segment of our business is fairly dependent on work from local companies.  The credit required by local companies to finance seismic projects remains elusive.

Marine Base Services

Our marine base services revenues increased 113% to $564 during the third fiscal quarter 2014.  This increase is primarily attributable to a successful contract with a client that accommodated a significant number of vessels alongside our marine base.  The increased revenue, however, was insufficient to cover our fixed costs, including depreciation.  Interest expense of $1,543 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor that relates to the marine base. Additionally, during the third fiscal quarter 2014 we accrued $310 to reflect the potential obligation of Balykshi related to litigation with the local electricity network company.  During the third fiscal quarter 2014 we realized a marine base services loss attributable to Caspian Services, Inc. of $2,129 compared to a loss of $1,253 during the third fiscal quarter 2013.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases significantly, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the third fiscal quarter 2014 pretax operating loss from corporate administration was $699, which is $474 more than the loss for the third fiscal quarter 2013. This increase in loss is mostly due to the default interest rate of 13% being applied to Investor’s debt during the third fiscal quarter 2014.

Depreciation

Depreciation expense decreased by $218 or 18% to $1,018 during the third fiscal quarter 2014 compared to the third fiscal quarter 2013.  This decrease was caused by the fact that a number of our properties were fully depreciated prior to fiscal 2014. Additionally, we sold one of our vessels during the fiscal 2013.

General and Administrative Expenses

General and administrative expenses of $2,207 during the quarter ended June 30, 2014 were 18% or $337 higher compared to the quarter ended June 30, 2013. This increase is principally the result of an accrual of $310 to reflect the potential outcome of litigation brought against Balykshi by the local electricity network company.

Interest Expense

Interest expense of $2,101 for the third fiscal quarter 2014 was 25% higher than the interest expense for the third fiscal quarter 2013. This increase is attributable to applying the default interest rates to our long-term debt during the third fiscal quarter 2014.

Exchange Loss

During the third fiscal quarter 2014 and 2013 we realized foreign exchange transaction losses of $313 and $259, respectively.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended June 30, 2014 we realized net other non-operating income of $32 compared to net other non-operating income of $272 during the quarter ended June 30, 2013.

Net Other Expenses

Net other expenses increased 43% to $2,370 during the third fiscal quarter 2014.  The increase in net other expenses is mostly attributable to the increased interest expenses and decreased other non-operating interest during the quarter ended June 30, 2014.

Benefit from (Provision for) Income Tax

During the three months ended June 30, 2014 we recorded a provision for income tax in the amount of $318, which is in line with the provision of $413 during the three months ended June 30, 2013. The tax provision recognized during the third fiscal quarter 2013 and 2014 was caused by significant taxable income generated by Tatarka. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $1,449.  By comparison, during the third fiscal quarter 2013 we realized a net loss attributable to Caspian Services, Inc. of $3,013.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended June 30, 2014 our loss from foreign currency translation adjustment was $221 and comprehensive income attributable to non-controlling interest was $64.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $1,606 during the quarter ended June 30, 2014.

During the quarter ended June 30, 2013 our loss from foreign currency translation adjustment was $494 and comprehensive loss attributable to non-controlling interest was $217.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $3,724 during the quarter ended June 30, 2013.

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013

Total revenue during the nine months ended June 30, 2014 was $22,494 compared to $23,472 during the nine months ended June 30, 2013, a decrease of 4%.  Vessel revenues of $9,882 during the nine months ended June 30, 2014 were in line with the results for the nine months ended June 30, 2013.  Revenue from geophysical services decreased 16% from $12,829 during the nine months ended June 30, 2013 to $10,832 during the nine months ended June 30, 2014.  This is a result of an exceptionally good second and third fiscal quarter 2013, when we had three seismic projects with high operating margins.  During the nine months ended June 30, 2014 and 2013 we realized foreign exchange transaction losses of $6,776 and $407, respectively. The increase in loss was due to revaluation of our debt denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  As a result of the foregoing, our net loss attributable to Caspian Services, Inc. increased from $8,294 during the nine months ended June 30, 2013 to $11,250 during the nine months ended June 30, 2014.

Vessel Operations

Vessel revenues of $9,882 during the nine months ended June 30, 2014 were in line with the results for the nine months ended June 30, 2013.  We expect vessel revenues will continue to be on the same level or lower and we do not expect significant growth in demand for our vessels during fiscal 2014 in the Kazakhstan sector of the Caspian Sea.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the nine months ended June 30, 2014 vessel operating costs of $7,011 were 7% higher than during the nine months ended June 30, 2013. The increase in vessel operating costs is mainly due to cost of renting one additional vessel.

During the nine months ended June 30, 2013 $1,300 of the allowance for trade accounts receivable from one of the client was recognized.  No such expenses were recognized during the nine months ended June 30, 2014.

As a result of these factors, our net income from vessel operations during the nine months ended June 30, 2014 attributable to Caspian Services, Inc was $90 compared to net loss of $707 during the nine months ended June 30, 2013.

Geophysical Services

Revenue from geophysical services decreased 16% from $12,829 during the nine months ended June 30, 2013 to $10,832 during the nine months ended June 30, 2014.  This is a result of completing three successful projects with higher than average margins during the nine months ended June 30, 2013.  Cost of geophysical service revenues decreased by 5% to $6,088. The decrease in costs was less than the decrease in revenues because we realized lower margins on one contract due to the cost of renting additional seismic equipment for a project.

During the nine months ended June 30, 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the nine months ended June 30, 2014 for the amount of the repayment received.

During the nine months ended June 30, 2014 we paid a bonus of $1,487 to Mr. Vasilenko, our General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP.

As a result of collected overdue payments received in our onshore seismic business, net income attributable to Caspian Services, Inc. from geophysical operations of $1,896 was recognized during the nine months ended June 30, 2014 copared to net income attributable to Caspian Services, Inc. of $1,362 during the nine months ended June 30, 2013.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that the results of the remainder of fiscal 2014 will be similar to fiscal 2013 for seismic work. This segment of our business is fairly dependant on local companies and the credit required by local companies to finance seismic projects remains elusive.

Marine Base Services

Our marine base services revenues increased 118% to $1,780 during the nine months ended June 30, 2014 mostly as a result of a successful contract with a client that accommodated 15 vessels alongside the marine base for the entire winter period. The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $4,447 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor that relates to the marine base.  During the nine months ended June 30, 2014 we realized a marine base services loss attributable to Caspian Services, Inc of $10,815 compared to a loss of $5,026 during the nine months ended June 30, 2013. The increase in loss was mostly due to $7,664 of foreign exchange loss resulting from a revaluation of our debt to EBRD denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2018 or 2019.  Until activity in the Caspian Sea region increases significantly, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

During the nine months ended June 30, 2014 Balykshi and MOBY agreed to cancel the MOBY land lease at the marine base.  We off-set most of the balance of the advance received for land rental against the balance due from MOBY to Balykshi.

Corporate Administration

During the nine months ended June 30, 2014 pretax loss from corporate administration was $2,419, which is 48% higher than the loss realized during the nine months ended June 30, 2013. This increase in loss is mostly due to the default interest rate of 13% applied to the Investor’s debt during the nine months ended June 30, 2014.

Depreciation

Depreciation expense decreased by $513 or 13% to $3,295 during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.  This decrease resulted from the fact that a number of our properties were fully depreciated prior to fiscal 2014. Additionally, we sold one of our vessels during the fiscal 2013.

General and Administrative Expenses

General and administrative expenses decreased 22% to $6,257 during the nine months ended June 30, 2014. This decrease is mostly attributable the reversal of a $3,154 allowance related to trade accounts receivable from a related party (Bolz LLP).  This was partially off-set by $1,487 we paid to our General Manager of Geophysical Services in recognition of his efforts to collect the overdue trade account receivable due to TatArka.

Interest Expense

Interest expense of $6,074 for the nine months ended June 30, 2014 was 17% more than the interest expense for the nine months ended June 30, 2013. This increase is attributable to applying the default interest rates to our long-term debt during the nine months ended June 30, 2014.

Exchange Loss

During the nine months ended June 30, 2014 and 2013 we realized foreign exchange transaction losses of $6,776 and $407, respectively. This increase in loss is mostly due to a revaluation of our EBRD loan denominated in US Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the nine months ended June 30, 2014 we realized net other non-operating income of $51 compared to income of $1,259 during the nine months ended June 30, 2013.  We realized other non-operating income during fiscal 2013 from the sale of one vessel.  We had no similar transaction during the same fiscal period ended June 30, 2014.

Net Other Expenses

Net other expenses increased 196% to $12,764 during the nine months ended June 30, 2014.  The increase in net other expenses is mostly attributable to the increase in foreign currency transaction losses due to the 20% devaluation of the Kazakh Tenge and the sale of one vessel, resulting in other non-operating income, net during the 2013 period.

Benefit from (Provision for) Income Tax

During the nine months ended June 30, 2014 we created a provision for income tax in the amount of $240 compared to a benefit of $313 during the nine months ended June 30, 2013. This difference was caused by the fact that our wholly-owned subsidiary, CSG LLP, incurred twice as much taxable loss during nine months ended June 30, 2013 compared to the same nine-month period ended June 30, 2014. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the nine months ended June 30, 2014 we realized a net loss attributable to Caspian Services, Inc. of $11,250.  By comparison, during nine months ended June 30, 2013 we realized a net loss attributable to Caspian Services, Inc. of $8,294.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the nine months ended June 30, 2014 our loss from foreign currency translation adjustment was $4,814 and comprehensive income attributable to non-controlling interest was $511.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $15,553 during nine months ended June 30, 2014.

During the nine months ended June 30, 2013 our loss from foreign currency translation adjustment was $335 and comprehensive loss attributable to non-controlling interest was $164.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $8,793 during the nine months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014 we had cash on hand of $1,162 compared to cash on hand of $3,973 at September 30, 2013.  At June 30, 2014 total current liabilities exceeded total current assets by $77,471. This was mainly attributable to the EBRD loan and put option and the Investor loans being classified as current liabilities.  As discussed in more detail under the heading “Off-Balance Sheet Financing Arrangements” below, we may also be required to guarantee certain repayment obligations of Balykshi in connection with a loan made by EBRD to MOBY.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of June 30, 2014 the outstanding loan balance and accrued interest of the EBRD loan was $24,969.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued but unpaid interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the assets, including the marine base and bank accounts of Balykshi and CRE.

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

Pursuant to the terms of the Non-Negotiable Note, the Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by the Investor or made at our election by the September 30, 2014 maturity date, we must repay the principal and interest in cash.

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

With the increase in our authorized common stock in May 2013, the Investor now has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $0.10 per share.

As of the date of this report, none of the semi-annual interest payments under the Consolidated Note have been made to the Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,300 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, the Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at June 30, 2014 and September 30, 2013.  As of the date of this report, to our knowledge, the Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

We are engaged in discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or the Investor on favorable terms, or at all.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2014 and 2013.

	Period ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$ 6,480	$ (3,218)
Net cash provided by (used in) investing activities	(3,823)	957
Net cash used in financing activities	(700)	(1,400)
Effect of exchange rate changes on cash	(4,768)	(422)
Net Change in Cash	$ (2,811)	$ (4,083)

Net cash flow from operations for the nine months ended June 30, 2014 was positive, mostly due to an increase in accrued expenses of $8,618, which was partially off-set by a decrease in our accounts payable to related parties of $2,123.

Net cash used in investing activities for the nine months ended June 30, 2014 mostly represents the payment for vessel dry-docking of $800 and the purchase of geophysical equipment of $3,000.

Net cash used in financing activities during the nine months ended June 30, 2014 represents partial payment of interest due to Investor under the Notes.

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 42,724	$42,724	$ -	$ -	$ -
Loans from EBRD	24,969	24,969	-	-	-
Accelerated put option liability	21,263	21,263	-	-	-
Operating leases - vessels	9,770	853	2,312	2,161	4,444
Operating leases - other	522	124	286	112	-
Total	$ 99,248	$89,933	$ 2,598	$ 2,273	$ 4,444

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

Pursuant to and in accordance with the Guarantee, we have agreed to guarantee payment to EBRD, on demand, all monies and liabilities which have been advanced or which shall become due, owing or incurred by MOBY to or in favor of EBRD when such shall become due.  Our guarantee obligation is limited, however, to the “Caspian Pro-rata Percentage.”  The Caspian Pro-rata Percentage is an amount equal to our percentage ownership of Balykshi multiplied by Balykshi’s percentage ownership of MOBY, expressed as a percentage.  Currently, we own a 78% interest in Balykshi and Balykshi owns a 20% interest in MOBY.  Therefore, the Caspian Pro-rata Percentage is currently 15.6%, which, including interest, at June 30, 2014 reflected a total maximum potential obligation of $1,815.  There is currently no recorded liability for potential losses under this Guarantee, nor is there any liability recorded for the Company’s obligation to fund such Guarantee.

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

Pursuant to and in accordance with the Guarantee, EBRD is not obliged before taking steps to enforce any of its rights and remedies under the Guarantee to make any demand or seek to enforce any right against MOBY or any other person to obtain judgment in any court against MOBY or any other person or to file any claim in bankruptcy, liquidation or similar proceedings.

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

As of June 30, 2014 and September 30, 2013 MOBY was in violation of certain financial covenants under the MOBY Loan.  To our knowledge, as of the date of this report, EBRD has not sought to accelerate repayment of the MOBY Loan.

On July 29, 2013 we entered into an agreement to acquire Kazmortransflot’s (“KMTF”) 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions including restructuring our obligations with EBRD.

In July 2014 we signed an agreement with Topaz for the acquisition of 100% share in Kyran.  Kyran owns a 50% share in MOBY, and after execution of this agreement we will own approximately 66% share in MOBY. As disclosed in the Current Report on Form 8-K of the Company filed with the SEC on August 12, 2014, subsequent to the end of the fiscal quarter this agreement closed.  With the closing of this agreement, in future quarters the operations and balances of Kyran and MOBY will be consolidated with our financial statements and our obligations pursuant to the Guarantee will no longer treated as an off-balance sheet financing arrangement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2013 filed on January 14, 2014.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following Caspian Services, Inc. financial information for the period ended June 30, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: August 19, 2014	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer