Form 10-K
period 2014-09-30
CASPIAN SERVICES INC
filed 2015-01-13
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
or

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
☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked of the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,253,326.

As of January 5, 2015 the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CASPIAN SERVICES, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “CSI”, “we”, our” or “us” means Caspian Services, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context, all dollar amounts stated in this annual report on Form 10-K (this “annual report”) are presented in thousands except share and per share amounts, and compensation amounts disclosed in Item 11 – Executive Compensation.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, changes in the composition of the services we offer, future revenues, expenses, capital expenditures, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing debts in a manner that will allow us to continue operating or to obtain additional debt or equity financing, loss of insurance coverage for our operations, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, commodity price fluctuations and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Item 1.   Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada in 1998.  Since February 2002 we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in the Republic of Kazakhstan and the Caspian Sea region, including providing a fleet of vessels, seismic data acquisition and processing services and a marine supply and support base located in the port of Bautino, Atash Village, Kazakhstan.

Recent Developments

We continue to work to restructure our outstanding financial obligations with our creditors.  On September 24, 2014 the Company and Bakhytbek Baiseitov (the “Investor”) agreed to amend the Secured Non-Negotiable Promissory Note between the Company and Investor (the “Non-Negotiable Note”) and the Secured Convertible Consolidated Promissory Note (the “Consolidated Note”) held by the Investor to extend the maturity date of each of the Notes from September 30, 2014 to June 30, 2015 to allow the parties additional time to investigate the possibility of restructuring the Company’s debt obligations.  We have also proceeded with discussions with the European Bank for Reconstruction and Development (“EBRD”) about a potential restructuring of our obligations to it.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or the Investor on favorable terms, or at all.

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

Our Business

We provide a range of oilfield services in Kazakhstan and the Caspian Sea region.  Our business focuses in three principal areas – Vessel Operations, Geophysical Services and Marine Base Services.  We manage our business through our subsidiary companies.  Through Caspian Services Group LLP, a Kazakhstan LLP, (“CSG”) we manage the vessel operations business provided by our vessel fleet.  Through Tat-Arka LLP, a Kazakhstan LLP (“TatArka”) we manage our geophysical services operations.  Through Balykshi LLP, Kazakhstan LLP, (“Balykshi”) we oversee the operations of the marine base.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity as of September 30, 2014:

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

In addition to the factors that impact the offshore marine services industry set forth above, our operations are also directly and indirectly affected by exploration and development activities in the north Caspian Sea, in particular, development of the Kashagan oil field.  At the time of its discovery in 2000, the Kashagan oil field was one of the largest discoveries in the last 30 years.  Initially, the field was scheduled to start commercial production in 2005.  Development of the field, however, has been much slower and more difficult than anticipated for various reasons, including harsh weather conditions, with temperatures ranging from 40 degrees Celsius in the summer to -40 degrees Celsius in the winter, high hydrogen sulphide content, high reservoir pressure, the shallow depth of the Caspian Sea at the field and disagreements with the government of Kazakhstan.  As a result, development and construction at the Kashagan field has been postponed several times.  Development of the second phase of the Kashagan field, which was anticipated to commence in 2008 or 2009, is currently anticipated to be delayed until 2019.

In 2008 North Caspian Operating Company BV (“NCOC”) (formerly Agip KCO), was nominated as an operator of the Kashagan field.  As subcontractors of NCOC are the largest customers for our vessel fleet and anticipated marine base customers, our operations are significantly impacted by development of the Kashagan field and the decisions of NCOC.

Vessel Fleet

Our fleet includes nine specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea.  During the fiscal 2014, of the nine vessels in our fleet, we owned seven.  During fiscal 2014 we operated one vessel pursuant to agreement with Acta Marine B.V., a Dutch shipping company and one vessel pursuant to agreement with Veritas Marine, Kazakhtani company that owns this vessel.

During fiscal 2014 our fleet was time chartered to the subcontractors of the oil and natural gas exploration and production companies working in the Kazakhstan, Turkmenistan and Russian sectors of the Caspian Sea.  Demand for our fleet is primarily related to offshore oil and natural gas exploration, development and production activities in the Caspian Sea.  Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit and development activity, capital budgets of offshore exploration and production companies and repair and maintenance needs.

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

Survey/Utility Vessels.  Survey/utility vessels are chartered to customers for use in performing offshore geological and seismic studies.  These vessels may also have accommodations and multiple day endurance.  We currently lease one survey vessel.

Anchor Handling Multicats and Support Vessel Tugs. These vessels are used to tow floating drilling rigs; assist in the docking of tankers; assist pipe laying, cable laying and construction barges; setting anchors for positioning and mooring drilling rigs and are used in a variety of other commercial towing operations, including towing barges, carrying a variety of bulk cargoes and containerized cargo. We currently own two of this class of vessel.

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

            Accommodations Vessels.  We currently own one accommodations barge and one accommodations vessel. We also lease one accommodation jack-up barge suitable for stable ultra-shallow deployments. These vessels are chartered to customers to provide offshore living quarters to personnel.  These vessels also offer food services, laundry and related services.  One of our vessels also has a heli-deck.  Our accommodations vessels have combined capacity to house up to 167 client personnel and 43 crew members.

Crewboats.  Crewboats are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations more quickly than other vessels.  We currently own one crewboat.

During fiscal 2014 vessel revenue from four customers that together  represented approximately 81% of total vessel revenue as follows, Customer A – 29%; Customer B – 23%; Customer C – 18%; and Customer D – 11%.

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

Geophysical Services

Through TatArka we provide onshore geophysical services to independent oil and gas exploration and development companies operating in Kazakhstan.  Geophysical seismic surveys have been the primary tool or method of oil and gas exploration for over fifty years.  Geophysical seismic surveying refers to the making, processing and interpreting measurements of the physical properties of the earth for the purpose of gathering data.

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

During fiscal 2014 geophysical service revenue from six customers together  represented approximately 79% of total geophysical service revenue as follows, Customer A – 18%; Customer B – 16%; Customer C – 12%; Customer D – 11%; Customer E – 11% and Customer F – 11%.

Because of the ongoing economic slowdown, oil price volatility and tight credit markets, many of our land seismic clients, most of which are local Kazakhstan companies, continue to experience significant difficulty in obtaining financing for land seismic data surveys.

Through TatArka we hold a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”), a Kazakhstan based joint venture formed with the participation of CGG-Veritas of France to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan government was to own the data gathered and Veritas-Caspian was to have the exclusive right to market and sell the data to prospective bidders on tendered blocks.  No blocks covered under the project were ever put out for tender by the government.

Marine Base Services

 Atash Marine Base

Balykshi LLP

The first phase of the Atash Marine Base located in Bautino Bay was commissioned in 2010.  Additional dredging work needs to be completed before the second phase of the base can be fully operational. The base is currently used by our own fleet and a few other small operators.  At the time we made the decision to construct the marine base, it was anticipated that development of the Kashagan oil field would create significant demand for the services it would offer.  We planned to market services to large multi-national oil companies engaged in exploration and construction in the region.  We continue to believe that commencement of the second phase of development of the Kashagan oil field will increase the demand for the services offered at our marine base.  As noted above, however, development of the Kashagan oil field has been significantly delayed.  The second phase of development of the Kashagan field is not currently anticipated to begin until 2019.  Because of the delays, since its commissioning in 2010, there has been limited demand for our marine base services, the base has generated significantly more operating expenses than revenue and has always operated at a loss.  We do not anticipate this to change until development activities within the Kashagan oil field commence in a material way.

The marine base offers the following facilities and services:

•	long and short terms vessel moorings;
•	wharf front crane pad for vessel loading/offloading;
•	boat yard with vessel lifting facilities;
•	long-term berths;
•	water storage facilities and vessel bunkering;
•	oily and waste water collection and removing facilities;
•	weighbridge facilities;
•	electrical power supply and distribution system; and
•	open lay-down storage area.

There are currently two other marine bases that operate in the vicinity of our base and control the market share.  These bases are owned by Teniz Service and Saga Atash.  We will have to compete with their operations if we wish to gain market share.  Given the current state of our operations, our market share is insignificant.  We do not currently anticipate this will change in the near future.

During fiscal 2014 marine base revenue from two customers represented 78% of total marine base revenue as follows, Customer A – 49% and Customer B – 29%.

As noted above, additional dredging is required at the base.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the EBRD financing agreements.  To date, no action has been taken against Balykshi for its failure to complete dredging but there is no guarantee that will continue to be the case.

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base.  As of the date of this report, Balykshi has failed to complete approximately $3,800 of the agreed upon scheduled work, including dredging.  This could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

We funded construction of the marine base through a combination of debt and equity financing provided by EBRD, debt facilities provided by two other groups and internal financing provided by the Company.  Our subsidiary Balykshi borrowed $18,600 from EBRD and EBRD acquired a 22% equity interest in Balykshi for $10,000.  The assets of Balykshi and Caspian Real Estate Limited (“CRE”) are pledged as collateral under the EBRD financing agreements (including, the marine base itself, bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required CSI to guarantee the financial performance of Balykshi and CRE under the financing agreements.  We are currently unable to satisfy our financing obligations to EBRD, and we do not anticipate being able to satisfy those obligations at any time in the foreseeable future.  If EBRD were to elect to accelerate our obligations under its financing agreements, it could, among other things, seize ownership of the marine base in satisfaction of our obligations to EBRD.

Mangistau Oblast Boat Yard, LLP

 Mangistau Oblast Boat Yard LLP (“MOBY”) was established as a joint venture between Balykshi LLP, and two non-related companies - Kyran Holding Limited (“Kyran”) and JSC KazMorTransFlot (“KMTF”). MOBY was formed to operate a boat repair and drydocking services yard located at the Company’s marine base. Balykshi holds a 20% equity interest in MOBY.

On August 7, 2014 the Company and Topaz Engineering Limited (“Topaz”), the owner of Kyran, closed a Share Purchase Agreement dated 20th November, 2013 (the “Purchase Agreement”), pursuant to which the Company acquired from Topaz its 100% equity interest in Kyran.  The principal asset of Kyran is a 50% equity interest in MOBY.

This transaction was undertaken in connection with the Company’s ongoing efforts to restructure its debt obligations to EBRD and the Investor.

In October 2008 the Company entered into a lease agreement with MOBY to lease three hectares of space at the marine base.  The lease agreement was for 20 years and provided for a fixed rent payment of $290 per year.  In November 2009 MOBY made a partial advance payment of $3,347 which the Company began to recognize over the 20 year lease term in May 2010.  During the second fiscal quarter 2014, Balykshi and MOBY agreed to cancel the lease and most of the balance of the advance was off-set against amounts owed to Balykshi by MOBY.

In August 2008 MOBY entered into a Loan Agreement (the “MOBY Loan Agreement”) with EBRD.  Pursuant to the MOBY Loan Agreement, MOBY borrowed $10,300 from EBRD.  In connection with the loan, EBRD required the Company, Topaz and KMTF to, among others, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY loan.  The guarantee obligation of each party was limited to each party’s respective ownership interest in MOBY.

Prior to closing the Purchase Agreement; (i) Topaz, through Kyran, voluntarily repaid 50% of the outstanding principal and accrued but unpaid interest of the MOBY loan; (ii) MOBY entered into a loan agreement with Kyran in the amount of the Topaz repayment, approximately $5,700; and (iii) Topaz obtained waivers from EBRD of the obligations of Topaz and Kyran under the MOBY Loan Agreement, the Guarantee and applicable security agreements.  The Company and KMTF were not released from their obligations under the Guarantee.  While the dollar amount of the Company’s obligation pursuant to the Guarantee did not increase as a result of the release of Topaz, the percentage of the MOBY loan that is guaranteed by the Company (and KMTF) under the Guarantee effectively doubled to reflect the 50% repayment by and release of Topaz as a guarantor.

Pursuant to the Purchase Agreement, the Company agreed to issue indemnity to Topaz and its related parties against any and all past, present and future claims or court actions in relation to Seller’s good faith and legally taken actions during its participation in Kyran.

As of September 30, 2014, the outstanding balance of the MOBY loan was $5,998 including the accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate shall be the interbank rate plus a margin of 3.6% plus an additional 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of September 30, 2014 and September 30, 2013, MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge, to date EBRD has not sought to accelerate the debt obligations we owe under the Guarantee.  Should EBRD determine to take action, we would not have sufficient funds to repay our portion of the MOBY Loan and would be forced to seek sources of funding to satisfy these obligations.

On July 29, 2013 the Company entered into an agreement to acquire KMTF’s 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions, including restructuring our obligations with EBRD.

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

Seasonality

Due to weather conditions in the north Caspian Sea, demand for our vessel fleet and marine base is subject to prevailing weather conditions in the region.  Typically, demand for our fleet begins in late March or early April and continues until late November.  Demand for onshore geophysical services is less dependent on weather conditions.  Our business volume, however, is more dependent on oil and natural gas prices and the global supply and demand conditions for our services than any seasonal variations.

Employees

The Company and its subsidiaries currently employ approximately 509 employees, including 432 full-time employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Reports to Security Holders

We file annual reports, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission pursuant to Section 13(a) or 15(d) of the Exchange Act.  We provide free access to these filings, as soon as reasonably practicable after such filings are filed with, or furnished to the Commission, on our Internet web site located at www.caspianservicesinc.com.  In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-732-0330.  The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers that file electronically with the Commission.  Information appearing on the Company’s website is not part of any report that we file with the Commission.

Item 1A. Risk Factors

We operate in challenging and highly competitive markets.  Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our business and the marine services industry. The risks described below are not the only ones we face.  You should consider these risks and the risks identified throughout this annual report and in the Notes to our Consolidated Financial Statements when evaluating our forward-looking statements and our Company.  The effect of any one risk factor or a combination of several risk factors could materially adversely affect our results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this annual report.  Additional risks not presently known by us or that we currently deem immaterial may also impair our business operations.

We may be unable to service our financial obligations.

We have a significant amount of debt and other financial obligations.  As of September 30, 2014, our financial obligations to our two primary creditors totaled approximately $97,000.  We continue discussions with EBRD to determine whether a mutually agreeable restructuring of our obligations to EBRD can be reached.  There is no guarantee we will be successful in our efforts with EBRD.  There is likewise no guarantee we will be successful in restarting negotiations with Investor, or that such negotiations would be successful.

If we are unable to restructure our financial obligations in a manner that will allow us to service those obligations, barring an unexpected significant improvement in revenues and results of operations, we do not anticipate being able to generate sufficient cash flow from our operations to service our financial obligations as currently structured.  Even if we are successful in restructuring our obligations, we believe we will need to experience significant revenue growth and improved operating results, and we may need additional equity investments into the Company to service our existing obligations.  As discussed above, we do not anticipate significant revenue growth until the second phase of development of the Kashagan field commences, which is currently projected to occur in 2019.

We have failed to comply with certain obligations under the EBRD Loans and the Consolidated Note, which may trigger the rights of EBRD or Investor to demand immediate repayment of our obligations to each of them.

As discussed in greater detail in Note 6 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report, EBRD has verbally notified us that it believes we are in violation of at certain financial covenants of the EBRD financing agreements, including the failure to pay the required semi-annual repayment installments set forth in the EBRD Loan.

To our knowledge, as of the date of this annual report EBRD has taken no action to accelerate repayment of the EBRD Loan or to accelerate its put right.  Should EBRD determine to take such action and exercise its acceleration or other rights, we would not have sufficient funds to repay the loan or to satisfy the put right.

As of September 30, 2014 the outstanding amount due under the EBRD Loan to Balykshi was $25,539.  In addition, were EBRD to accelerate its put option the accelerated put price would be $10,000 plus an internal rate of return of 20% per annum.  At September 30, 2014 this repayment obligation was $21,649.  Additionally, as noted above, after increasing our ownership share in MOBY to approximately 66% through the acquisition of Kyran, we are now required to consolidate MOBY’s financial statements into the Company’s financial statements.  As a result, the EBRD Loan to MOBY has been consolidated into the Company’s financial statements.  At September 30, 2014 the balance of the EBRD Loan to MOBY was $5,998.  Pursuant to the EBRD-MOBY financing agreements, repayment of approximately 60% of this loan balance is guaranteed by the MOBY minority shareholder and approximately 31% is guaranteed by Caspian Services, Inc.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain funding to repay these obligations.  If we were unable to repay the loans or satisfy the put, we anticipate EBRD could seek any legal remedies available to it to obtain repayment of its loans and its put right.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi, CRE and MOBY, and guaranteed by CSI, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

Similarly, as of the date of this annual report, we have failed to make any of the semi-annual interest payments under the Consolidated Note, on time or in full, when due. As of September 30, 2014 we had cumulatively paid $2,300 to the Investor; an additional $300 was paid in December 2014.  These payments were insufficient to pay the interest due under the Consolidated Note.  The failure to pay the semi-annual interest payments required by the Consolidated Note may constitute an event of default under the Consolidated Note and the Non-Negotiable Note which would grant Investor the right to declare the notes and interest thereon immediately due and payable.  Should such occur, we would likewise have insufficient funds to repay the Notes, individually or collectively.  We anticipate Investor could seek any legal remedies available to obtain repayment of the Notes.  We have agreed to collateralize the Notes with our non-marine related assets.

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

As noted in the preceding risk factor, our obligations under the EBRD financing agreements are secured by mortgages on the real property, assets and bank accounts of Balykshi, CRE and MOBY.  We have similarly agreed to, as allowed by applicable law, pledge our assets not pledged to secure the EBRD financing agreements, to secure the Non-Negotiable Note and the Consolidated Note.  In the event we are unable to restructure our obligations with our creditors and to service our financial obligations, our creditors could determine to exercise their rights under their respective security agreements and foreclose on all or a significant portion of our assets.  Should this occur, it would be unlikely we would be able to continue operations.

Fluctuations in foreign currency exchange rates may negatively impact our financial results

Our results of operations or financial condition have been and may in the future be negatively impacted by fluctuations in foreign currency exchange rates and devaluations of foreign currencies.  The functional currency of the CSI, Caspian Services Group Limited (“CSGL”), Caspian Geophysics Limited (“CGEO”) and CRE is the United States Dollar.  The Kazak Tenge (KZT) is the functional currency of CSG, TatArka, Balykshi, Kyran and MOBY.  The Euro is the functional currency of Caspian Services Group B.V. (“Caspian B.V.”)   The Russian Ruble is the functional currency of Caspian Services LLC (“Caspian LLC”).  As a result, certain sales and related expenses are denominated in currencies other than the United States Dollar (USD).  Our results of operations may fluctuate due to exchange rate fluctuation between the USD and other currencies because our financial results are reported on a consolidated basis in USD.  In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the fiscal year ended September 30, 2014, we recorded a foreign exchange transaction loss of $6,645 mostly as a result of the remeasurement of the Balykshi EBRD loan which is denominated in U.S. Dollars.  We have not historically engaged in, nor do we currently plan to implement, a foreign exchange hedging program to hedge certain foreign exposures.  Given the recent instability of the Russian Ruble, it is possible that the KZT could experience another devaluation in short-term or mid-term which could worsen our financial results.

We may be unable to complete dredging and other agreed upon scheduled works at the marine base in a reasonable period of time

Currently, we have insufficient funds to complete the dredging and other agreed upon scheduled works at the marine base.  If these works are not completed in a reasonable period of time, we could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging and other agreed upon scheduled works are completed.  This may also result in the cancellation of tax preferences granted to Balykshi by the Investment Committee of the Republic of Kazakhstan. Additionally, the failure to provide financing for, or to complete, the dredging and other agreed upon schedule works could constitute a default under the EBRD financing agreements.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements EBRD has asserted that we are in violation of certain loan covenants which would allow it to exercise acceleration features to declare its loan and accrued interest immediately due and payable and to exercise its put option.  Should EBRD seek to assert its acceleration rights and declare its loans and accrued interest immediately due and payable, or to accelerate its put right, we would not have sufficient funds to repay the EBRD loan or satisfy the put option.  Our failure to meet the semi-annual interest payment obligations due Investor may also constitute an event of default under our Notes to Investor which would allow Investor to demand immediate repayment of our obligations to him.  At September 30, 2014 we had negative working capital of approximately $85,005.  As a result of these factors our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

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

     In addition, our financing agreements currently require us to maintain certain financial ratios and tests, which we have been unable to satisfy.  Compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

We are subject to all the risks of being dependent upon only a few customers.

Our vessel, geophysical and marine base services are each provided to a limited number of customers, the loss of any one of these customers could adversely impact our financial condition and results of operations.  Given the delays associated with the development of the Kashagan oil field and the limited current demand for services in the Kazakhstan sector of the Caspian Sea, the loss of any of our major customers could have a detrimental impact upon our financial condition and results of operations.

Our business largely depends on levels of exploration and development activity in Kazakhstan and the Kazakhstan sector of the Caspian Sea.

Historically, demand for our services has been sensitive to the level of exploration and development in Kazakhstan and the Kazakhstan sector of the Caspian Sea, in particular, development of the Kashagan oil field.  Based on the latest available information, commencement of Kashagan’s second phase will likely be postponed until 2019, which we anticipate will delay growth in the market and demand for our services, particularly our marine base services, which has, and likely will continue to adversely affect our results of operations.  The level of activity is subject to a variety of factors that are beyond our control such as the following:

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

Contracts for the various services we offer are generally awarded on an intensely competitive basis.  We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; and safety and efficiency.  Some of our competitors have substantially greater financial resources and larger operating staffs than we do.  They may be better able to compete in making services available more quickly and efficiently, meeting customer’s schedule and withstanding the effect of declines in rates of demand.  As a result, we could lose customers and market share to these competitors.  Some of our competitors may also be willing to accept lower rates in order to maintain or increase their market share.  In addition, competition may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership.  Our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.

Increases in the supply of vessels could decrease day rates

Any increase in the supply of vessels in the Caspian Sea, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could not only increase competition for charters and lower utilization and day rates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in the oil and gas industry on our results of operations and financial condition.

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

Many of our operating costs are unpredictable and vary based on events beyond our control.  Our gross margin will vary based on fluctuations in our operating costs.  If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial condition, results of operations and cash flows.

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

The operation of marine vessels involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; collisions and property losses; war, sabotage and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

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

We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations.  These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels.  Moreover, the International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory.  We believe all of our vessels are compliant with these international standards.  The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business.  Additionally, environmental, health and safety laws change frequently.  Therefore, we may be unable to predict the future costs or other future impact of environmental, health and safety laws on our operations.  There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

Failure to comply with the Foreign Corrupt Practices Act could materially impact our business.

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

Item 1B. Unresolved Staff Comments

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Properties

We maintain principal executive offices at 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109 and 134 Azerbayev Ave., Koktobe microdistrict, Almaty, 050010, Kazakhstan.  We also maintain an office in Aktau, Kazakhstan.  We lease office space in Salt Lake City, Utah and Aktau, Kazakhstan.  The monthly rent for our office in Salt Lake City is $1.3.  This lease terminates in March 2015.  We anticipate negotiating an extension of this lease.  Our office lease in Aktau expires in October 2017 and costs about $9 per month.

            As is the norm in locations such as Almaty, Aktau and Atyrau, we rent apartments for the exclusive use of our employees posted there.  We have nine apartments on a revolving annual lease that usually renews each year in January.  Total rent for the nine apartments is about $10 per month.

We believe the facilities we lease are in good, serviceable condition and are adequate for our needs.

Our principal offices in Almaty are owned by our wholly-owned subsidiary TatArka. This also includes service, storage and operational facilities, which are used by TatArka for storage and service of equipment and machinery.  We also lease a portion of the facility to third parties for storage.  This property is not currently subject to liens or mortgages, but we expect that it could be used in the future to help secure the notes mentioned in Note 6 – Notes Payable of our Consolidated Financial Statements.

As discussed in Item 1 Business of this annual report, through our subsidiary Balykshi, we own an 11 hectare parcel of real property.  This property forms the basis for our marine base facility.  The cost of the property has been included in the roughly $30,000 figure disclosed as our investment as of September 30, 2014 in the marine base facility.

In connection with our financing agreements with EBRD, we and our subsidiaries CRE and Balykshi, entered into a Mortgage Agreement with EBRD mortgaging this parcel of real property to secure the $18,600 EBRD loan.  Pursuant to our financing agreements with EBRD, the loan is collateralized by the real property, marine base and other assets of CRE and Balykshi.

We also own a small parcel of undeveloped land in the village of Bautino.  The land was purchased for investment purposes and the Company currently does not have any plans to develop the land.

We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.  Legal Proceedings

Our business is subject to various federal, state and local laws and regulations.  From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2014, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

As noted throughout this annual report, we have not complied with the periodic payment obligations of our financing agreements with EBRD or Investor, which may constitute an event of default under such agreements.  As of the date of this annual report, neither EBRD nor Investor has taken action against us, but there is no guarantee either party will continue to forbear from so doing.  In the event EBRD or Investor was to take legal action against us in connection with such events of default, we believe the final disposition of such a proceeding could have a material adverse effect on our financial position, results of operations and liquidity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2014 and 2013.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2014

Fourth quarter	$0.04	$0.03
Third quarter	$0.03	$0.03
Second quarter	$0.03	$0.03
First quarter	$0.04	$0.03
Fiscal year ended September 30, 2013

Fourth quarter	$0.04	$0.04
Third quarter	$0.06	$0.03
Second quarter	$0.04	$0.03
First quarter	$0.03	$0.02

Holders

As of January 5, 2015 we had 197 stockholders of record holding 52,657,574 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in nominee or street name.

Dividends

We have not declared or paid a cash dividend on our common stock during the two most recent fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations, repay debt and develop our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report.

Performance Graph

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2014, we did not sell any securities which were not registered under the Securities Act.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser purchased any of our equity securities during the quarter ended September 30, 2014.

Item 6.  Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this annual report.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth in our Forward-Looking Statements disclaimer on page 1 of this annual report.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2014 and 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this annual report.

Except for share and per share amounts, all dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2014 Summary

During the 2014 fiscal year, total revenues decreased 10% mostly due to decreases in vessel revenue and geophysical services revenue compared to fiscal 2013.  While marine base revenue increased, overall marine base revenue is not significant in comparison to geophysical service and vessel revenues.

We do not anticipate demand for our services to grow significantly in fiscal 2015 as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.  Additionally, we continued to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea.

The decrease in total revenues outpaced the decrease in total costs and operating expenses during fiscal 2014.  While total revenues decreased 10%, total costs and operating expenses decreased only 7%, largely as a result of increased impairment loss and a loss due to the acquisition of MOBY during fiscal 2014.

During fiscal 2014 we also realized a significant increase in net other expenses primarily as a result of a $5,985 increase in foreign currency transaction loss due to a 20% devaluation of the Kazakh Tenge in February 2014, a $722 loss resulting from the remeasurement to fair value of the Company’s 15.6% interest in MOBY and a $1,947 decrease in net other non-operating income during fiscal 2014 compared to fiscal 2013.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $12,168 during fiscal 2013 to $23,294 during fiscal 2014.

Results of Operations

Comparison of the fiscal year ended September 30, 2014 and September 30, 2013

In fiscal 2014 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Years
	Ended September 30,
	2014	2013	% change

VESSEL OPERATIONS
Operating Revenue	$ 16,840	$ 20,101	-16%
Pretax Operating Loss	(200)	(3,102)	-94%

GEOPHYSICAL SERVICES
Operating Revenue	$ 13,244	$ 13,644	-3%
Pretax Operating Income	2,434	1,882	29%

MARINE BASE SERVICES
Operating Revenue	$ 6,888	$ 9,062	-24%
Pretax Operating Loss	(18,341)	(5,337)	244%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(3,023)	(3,228)	-6%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 12 to our Financial Statements.

Consolidated Segment Revenues and Operating Expenses

Vessel Operations

During fiscal 2014 revenue from vessel operations decreased 17% to $15,051.  Ongoing delays in the Kashagan project caused the decrease in demand for vessel charter services.  We do not expect significant growth in demand for our vessels during fiscal 2015 in the Kazakhstan sector of the Caspian Sea, so we will continue to pursue opportunities in Turkmenistan and Russian sector of Caspian Sea.

As a result of decreased operating activities during fiscal 2014, vessel operating costs of $9,522 were 8% lower than during fiscal 2013.  The decrease in vessel operating costs was less than the decrease in vessel revenue because of the fixed nature of some costs (e.g. fuel, maintenance, etc.) and costs incurred due to renting an additional vessel during fiscal 2014 compared to fiscal 2013.

During fiscal 2013 we accrued an impairment loss of $1,062 to bring the carrying amounts of two vessels in line with their fair value. No such losses were incurred during the fiscal 2014.

General and administrative expenses related to vessel operations decreased 30% during the fiscal 2014 mostly due to effect of 20% devaluation of the Kazakh Tenge during the February 2014.

Due to the impairment loss we incurred during fiscal 2013 and reductions in general and administrative expenses during the fiscal 2014, net loss from vessel operations during fiscal 2013 of $2,022 changed to net income of $937 during fiscal 2014.

Geophysical Services

Revenue from geophysical services decreased 3% from $13,700 during fiscal 2013 to $13,244 during fiscal 2014.  During fiscal 2014 geophysical revenue was positively affected by higher number of projects, but this increase was offset by lower per project revenue (eight projects with average revenue of $1,600 each during fiscal 2014 compared to six projects with average revenue of $2,300 each during fiscal 2013).  Geophysical services revenue in 2014 was also adversely affected by the devaluation of the KZT during our second fiscal quarter.  The devaluation had around a $500 negative impact on USD equivalent of revenue. As a result of Tenge devaluation, cost of geophysical service revenues decreased by a corresponding 3% to $7,669.

In August 2013 we determined to discontinue KMG’s operations. The corresponding loss from discontinued operations during the fiscal 2013 was $2,571.

As a result of the loss recognized during fiscal 2013 from KMG discontinuing operations, net income attributable to Caspian Services, Inc. from geophysical operations increased to $1,669 during fiscal 2014 compared to net income attributable to Caspian Services, Inc. of $267 during fiscal 2013.

The local market, from which much of our seismic work is generated, remains depressed because of the ongoing economic slowdown, oil price volatility and tight credit markets and we continue to struggle to obtain payment from overdue accounts.  We take legal action where possible but this is an expensive option in Kazakhstan, as taxes must be paid up front, and it is not always easy to determine whether there are assets which can be seized in a legal action.

We anticipate that fiscal 2015 will be flat for seismic work as the credit required by local Kazakh companies to finance these seismic projects remains elusive.  Our strategy for the upcoming year is to try contain costs and to continue to target more large international clients.

Marine Base Services

Our marine base services revenues increased 42% to $1,636 during fiscal 2014.  The increased revenue, however, was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $5,910 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loan from Investor, which relates to the marine base.  During the fiscal 2014 we realized a marine base services loss of $16,223 compared to a loss of $5,053 during the fiscal 2013.   The increase in loss was mostly due to $7,219 of foreign exchange loss resulting from a revaluation of our debt to EBRD denominated in US Dollars following the 20% devaluation of the Kazakh Tenge. Additionally, we realized an impairment of MOBY assets of $2,281 and a $722 loss due to the remeasurement to fair value of our 15.6% equity interest in MOBY during the fiscal 2014 as a result of the MOBY acquisition.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

Corporate administration refers to some local administration in Kazakhstan and the administration of our affairs in the United States.   During the fiscal year ended September 30, 2014 net loss from corporate administration was $3,023 which is in line with $3,228 during the fiscal year ended September 30, 2013.

Consolidated Results

Impairment Loss

During fiscal 2014 we recognized an impairment loss of $2,281 compared to an impairment loss of $1,062 during fiscal 2013. The impairment loss accrued during fiscal 2014 reflects the write-off of MOBY assets to their fair market value.  The impairment loss during fiscal 2013 was the result of a reduction in value of the carrying amounts of two vessels to bring the book value in line with their fair value.

General and Administrative Expenses

General and administrative expense for the fiscal year ended September 30, 2014 was $8,915, which was a 20% decrease from the comparable prior period.  This decrease is mostly attributable the reversal of a $3,154 allowance related to trade accounts receivable from a related party (Bolz LLP) since this amount was collected during the fiscal 2014.  This amount received was partially off-set by $1,487 we paid to our General Manager of Geophysical Services in recognition of his efforts to collect the overdue trade account receivable due to TatArka.                .

Depreciation and Amortization

Depreciation and amortization expense decreased by $495 or 10% to $4,520 during fiscal 2014 compared to fiscal 2013.  This decrease was caused by the sale of one of our vessels and discontinued KMG operations during the fiscal 2013 as well as a 20% devaluation of Kazakh Tenge in February 2014.

Foreign Currency Transaction Loss

During fiscal 2014 we realized a $5,985 increase in foreign currency transaction loss.  This increase in loss is mostly due to a revaluation of our EBRD loan denominated in US Dollars following the 20% devaluation of the Kazakh Tenge in February 2014.

Other Non-Operating Income, net

During fiscal 2013 we realized net other non-operating income of $1,950 compared to net other non-operating income of $3 during fiscal 2014.  This decrease is mostly attributable to the net proceeds from the sale of one of our vessels in fiscal 2013.  We do not expect to realize significant non-operating income in the future.

Net Other Expenses

As a result of the significant increase in foreign currency transaction loss, the loss on remeasurement and the decrease in net other non-operating income, net other expenses increased 133% to $15,457 during fiscal 2014.

Net Loss

As a result of the aforementioned factors, during fiscal 2014 we realized a net loss of $18,760 compared to a net loss of $11,828 during fiscal 2013.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment increased by $4,824 or 632% during the fiscal 2014 due to the 20% devaluation of the Kazakh Tenge in February 2014.

Comprehensive Loss Attributable to Caspian Services, Inc.

As a result of the devaluation of the Kazakh Tenge the decrease in net other non-operating income and the impairments realized as a result of write-offs resulting from the Kyran acquisition, comprehensive loss attributable to Caspian Services, Inc. increased 91% to $23,294 during fiscal 2014 compared to $12,168 during fiscal 2013.

Liquidity and Capital Resources

At September 30, 2014 we had cash on hand of $1,957 compared to cash on hand of $3,973 at September 30, 2013.  At September 30, 2014 total current liabilities exceeded total current assets by $85,005. That was mainly attributable to the EBRD loans and put option and the Investor loans being classified as current liabilities.

In 2007 we entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of September 30, 2014 the outstanding loan balance and accrued interest of the EBRD loan was $25,539.  The EBRD loan matures in May 2015.  The financing agreements with EBRD contain financial and other covenants, the violation of which could be deemed a default under these agreements.  Pursuant to the terms of the financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of its loan, together with all accrued interest, immediately due and payable or payable on demand.  The EBRD financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The EBRD loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE.

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

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base.  As of the date of this report, Balykshi has failed to complete approximately $3,800 of the agreed upon scheduled work, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

As discussed above, under the terms of the EBRD Loan Agreement, as amended, the semi-annual repayment installments under the EBRD loan are due each year on November 20 and May 20.  As of the date of this report none of the required installment payments has been made, which may constitute an event of default under the EBRD Loan Agreement and may constitute a default under the Put Option Agreement. The default interest rate of the EBRD Loan of 9% is applied to the payments due but not paid.

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

To help meet our additional funding obligations to construct the marine base, in 2008 we entered into two facility agreements pursuant to which we obtained debt funding of $30,000.  In June and July 2011 Investor acquired the two facility agreements.  In September 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446 in connection with a proposed restructuring of the facility agreements.  We agreed to secure these Notes with non-marine base assets that have not been pledged to EBRD.

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  Initially, if the issuance of common stock had not been demanded by Investor or made at our election by the September 30, 2014 maturity date, we would have been required to repay the principal and interest in cash.  However, in September 2014, we agreed with Investor to extend the maturity date to June 30, 2015.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The unpaid principal amount of the Consolidated Note and any accrued but unpaid interest thereon shall be due and payable on the maturity date of the Consolidated Note.  In September 2014 we agreed with Investor to extend the maturity date to June 30, 2015. The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

With the increase in our authorized common stock in May 2013 Investor now has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to the Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,300 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2014 and September 30, 2013.  As of the date of this report, to our knowledge, Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

With the Kyran acquisition the Company now holds a 65.6% interest MOBY, resulting in the consolidation of MOBY into the Company’s consolidated financial statements.  As a result, the MOBY loan has moved from being an off-balance sheet financial obligation and is included in the Company’s consolidated financial statements.

As of September 30, 2014 the outstanding balance of the MOBY loan was $5,998 including the accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate of the interbank rate plus a margin of 3.6% plus an additional 2% per annum shall be charged.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of September 30, 2014 and September 30, 2013 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge EBRD has not sought to accelerate the debt obligations of MOBY or enforce the guarantee obligations of the Company under the Guarantee.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay its portion of the MOBY Loan, nor would the Company have sufficient funds to pay it obligations under the Guarantee.

We are engaged in discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD or Investor on favorable terms, or at all.

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2014 and 2013:

	For the fiscal years ended September 30,
	2014	2013

Net cash provided by operating activities	$6,623	$1,929
Net cash used in investing activities	(4,353)	(503)
Net cash used in financing activities	(700)	(1,600)
Effect of exchange rate changes on cash	(3,586)	(454)

Net change in cash	$(2,016)	$(628)

Net cash flow from operations for fiscal 2014 was positive.  This positive cash flow was mostly due to inflow from an increase in our accrued expenses of $10,240 which was partially offset by outflow from a decrease in accounts payable to related parties of $2,203 and an increase in trade accounts receivable of $1,036.

Net cash used in investing activities for the fiscal 2014 mostly represents the purchase of geophysical equipment of approximately $3,290 and dry-docking costs of $824.

Net cash used in financing activities during the fiscal 2014 represents partial payment of interest due to Investor under the Consolidated Note.

Summary of Material Contractual Commitments
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 43,747	$43,747	$ -	$ -	$ -
Loans from EBRD	31,537	31,537	-	-	-
Accelerated put option liability	21,649	21,649	-	-	-
Operating leases - vessels	8,272	1,115	2,015	2,011	3,131
Operating leases - other	457	229	226	2	-
Total	$105,662	$98,277	$ 2,241	$ 2,013	$ 3,131

* For additional information regarding our operating leases please Note 9 - Commitments and Contingencies of our Consolidated Financial Statements.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 1 – The Company, Basis of Presentation and Accounting Policies of our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For details regarding critical accounting policies please refer to Note 1 – The Company, Basis of Presentation and Accounting Policies of our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report,  our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified by the Commission’s rules and forms and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer,  as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management concluded that as of September 30, 2014 our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with US GAAP.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions they held as of December 31, 2014.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Officer Since
Mirgali Kunayev	56	Chairman of the Board of Directors	2002
Kerry Doyle	67	Director	2010
Valery Tolkachev	47	Director	2005
Jeffrey Brimhall	34	Director	2010
Alexey Kotov	37	Director, Chief Executive Officer and President	2009	2010
Indira Kaliyeva	41	Vice President and Chief Financial Officer		2010

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

Valery Tolkachev, Director.  Since June 2011 Mr. Tolkachev has served as the First Deputy Chairman of the Managing Board of Taurus Bank (c.c.).  From 2009 to 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a  MAXWELL Bank), including Chairman of the Managing Board, President, Member of the Board of Directors and Chairman of the Credit Committee. In May 2011 he sold his interest and left his employment with the bank.  From August 2008 to March 2009 Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008 Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCreditAton, former ATON Broker.)  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev became a Company director in 2005.  Mr. Tolkachev also serves as a director of BMB Munai, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as a Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall is responsible for preparing financial statements and performing variance analysis to present to management and the board of directors. He also assists in the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall has been with Resolute Energy since December 2009. From March 2010 to December 2010 Mr. Brimhall served as the CFO, Secretary, Treasurer and as a director of Geo Point Technologies, Inc., which, at the time was an SEC reporting issuer. In December 2010 Mr. Brimhall resigned as CFO for the company. Since June 2012 Mr. Brimhall has also served as the Secretary and a director of Geo Point Resources, Inc.  Geo Point Resources, Inc. is an SEC reporting issuer. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor. In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Brimhall’s experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience in concluding that he should serve on the Company’s board of directors.

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

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors, executive officers and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of filings made on the SEC Edgar website, the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended September 30, 2014 all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

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

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a nominating committee.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.

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

					All Other
Name and principal position	Year	Salary (1)	Bonus	Stock Awards (2)	Compensation (3)	Total
		($)	($)	($)	($)	($)

Alexey Kotov	2014	168,958	105,089	-	77,822	351,869
CEO & President	2013	169,469	-	-	66,202	235,671

Indira Kalieva	2014	124,294	60,000	-	128,468	312,762
Vice President & CFO	2013	105,000	-	-	46,700	151,701

Mirgali Kunayev	2014	249,600	-	-	129,624	379,224
Chairman of the Board of Directors	2013	249,600	-	-	40,896	290,496

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2)
For details regarding the assumptions made in the valuation of stock awards, please see subheading “Stock-based Compensation Plan” of Note 7 – Stockholders’ Equity of our Consolidated Financial Statements included in this report.

(3)	For a breakdown of the compensation components included in “All other compensation” please see the “All Other Compensation” table below.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All other compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Pension Fund	Health Insurance	Family Travel Allowance	Vehicle Allowance	Unused Vacations

Alexey Kotov	2014	44,844	8,823	743	16,157	7,255	-	-
	2013	45,843	7,904	1,232	3,190	7,931	-	103

Indira Kalieva	2014	27,112	23,362	10,975	10,563	-	3,875	52,580
	2013	11,209	11,818	9,558	6,762	-	7,352	-

Mirgali Kunayev	2014	32,397	29,911	10,488	11,154	-	-	45,673
	2013	21,020	-	9,241	10,635	-	-	-

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

Given the Company’s financial situation throughout fiscal 2014 and 2013, our CEO recommended and our board of directors elected to rely upon other components of compensation to motivate and reward named executive officers for significant contributions to the Company.  We anticipate the board will continue this practice; however, nothing precludes the board of directors from re-evaluating base salaries for possible increases during fiscal 2015.

Bonuses

During fiscal 2013 our board of directors did not award bonuses to our named executive officers.  During the 2014 fiscal year the board determined to award bonuses to certain of our named executive officers for the purpose of motivating them to remain with the Company.  The board of directors awarded Mr. Kotov a bonus of $105,089.  Ms. Kaliyeva was awarded a bonus of $60,000.  These bonuses were completely discretionary and subjectively determined by our board of directors at the time they were awarded.  They were not based on any pre-established, performance-based criteria and the Company was under no obligation to award cash bonuses.

Equity incentive awards

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Mr. Kotov was entitled to grants on August 2, 2013 and August 2, 2014.  In September 2013 and September 2014, respectively, Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants for the respective period.

Benefits and other compensation

Under the terms of their employment agreements, our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

Typically, our executive employment agreements allow our named executive officers to participate, on the same basis as other employees of the Company in all general employee benefit plans and programs.  Such benefit plans may include medical, health and dental care for the named executive officer, his spouse and dependent children, life insurance, disability protection, retirement plans, educational assistance for dependents, and in some instances, housing, transportation, and relocation expenses.  Our executive employment agreements also typically provide that the executive officer will be eligible, at the discretion of the board of directors, to receive performance bonuses.

The employment agreements of Ms. Kaliyeva, Mr. Kotov and Dr. Kunayev provide for 24 days, 24 days, and five weeks, respectively, of vacation annually in accordance with the vacation policies of the Company, as well as some personal leave time.

During fiscal 2014 Ms. Kalieva and Dr. Kunayev were paid for unused vacation accumulated for prior periods of $52,580 and $45,673, respectively. This one-time payment was obligatory under Kazakhstani legislation.

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

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2014 and 2013 we were required to make pension fund payments for Dr. Kunayev, Ms. Kaliyeva and Mr. Kotov.  We do not have any other liabilities related to any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities for any of our named executive officers.  We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

Termination of employment agreements

The employment agreements of Mr. Kotov and Ms. Kaliyeva provide that they may be terminated: i) involuntarily; ii) for cause; or iii) voluntarily.

“Involuntary termination” means termination of employment that is the decision of the Company for reasons other than cause, disability or death.

The agreements provide that the following will constitute “cause”:  i) the named executive officer’s material fraud, malfeasance, gross negligence, or willful misconduct with respect to our business affairs that is directly or materially harmful to our business or reputation or to that of any of our subsidiaries, or (ii) the named executive officer’s conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude.  A termination for “cause” shall take effect thirty days after we give written notice of such termination to the named executive officer, unless he shall, during such 30-day period, remedy the events or circumstances constituting cause to the Company’s reasonable satisfaction.

“Voluntary termination” means termination of employment that is voluntary on the part of the named executive officer but is due to:

(i) a significant reduction in the named executive officer’s responsibilities, title or status resulting from a formal change in such title or status, or from the assignment to him or her of any duties inconsistent with his or her title, duties, or responsibilities;

(ii) a reduction in the named executive officer’s compensation, remuneration or benefits; or

(iii) a Company required involuntary relocation of the named executive officer’s place of residence or a significant increase in his or her travel requirements.

The employment agreements of Mr. Kotov also provides for termination in the event of a change in control of the Company.  For purposes of the employment agreements, “change in control” means:  (i) an acquisition by any person or group wherein that person or group end up beneficially owning 50% or more of the Company’s outstanding common stock or 50% or more of the combined voting power of the Company; or the approval of our shareholders of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction.  Mr. Kotov’s employment agreement also provides that a change of control may be deemed to occur if the Company or any of its major subsidiaries sells 40% or more of its assets.

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

Dr. Kunayev’s employment agreement also provides for the recovery of bonuses and incentive compensation in the event such bonuses or incentive compensation is based on materially inaccurate financial statements or other performance metrics, provided such determination is made within 12 months of such award.

Potential payments upon termination or change in control

The employment agreements of our named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2014.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Alexey Kotov	For cause(1)	$0	$0
	Resignation except for good reason(2)	$0	$0
	Disability(3)	$110,000	$0
	Other termination(4)	$185,000	$0
	Change in control(5)	$404,000	$0

Indira Kaliyeva	For cause(1)	$0	$0
	Resignation except for good reason (6)	$0	$0
	Disability(3)	$71,500	$0
	Voluntary or involuntary termination(7)	$40,000	$0

Mirgali Kunayev	Voluntary termination, retirement, failure to be re-elected, failure to be appointed Chairman, resignation or removal as a director	$0	$0
	For cause(1)	$0	$0
	Termination other than for cause, disability or by Dr. Kunayev for good reason(8)	$264,900	$0
	Change in control(9)	$522,350	$0

(1)	If the executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
(2)	If Mr. Kotov resigns, except for good reason as detailed in his employment agreement, he will not be eligible for termination compensation and benefits.
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by our named executive officers as of September 30, 2014.

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

Director fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries of the Company are paid a $30,000 stipend per year, plus travel expenses.  Currently, Mr. Doyle, Mr. Tolkachev and Mr. Brimhall are non-employees directors of the Company.  During fiscal 2014 we did not pay the stipend to any of them.  Subsequent to the fiscal year end, as of December 31, 2014, we had paid Mr. Doyle and Mr. Tolkachev $15,000 each.  We intend to pay all outstanding director fees for fiscal 2014 to each of our non-employee directors during fiscal 2015.

Equity compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors, nor did we award any equity compensation to any of our non-employee directors during fiscal 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 31, 2014 a total of 52,657,574 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, who own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Bakhytbek Baiseitov	427,066,6672)	88.8
	291/21 Dostyk Ave
	Almaty, Kazakhstan 050020

Common	Firebird Management LLC(3)	6,958,331	13.2
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	UFG Russia Alternative Master Account Ltd.	3,333,333	6.3
	c/o Covenant House
	85 Reid Street
	Hamilton, Bermuda

(1) This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of the shareholder’s outstanding conversion rights and options.
(2) These shares are not currently issued or outstanding.  On September 30, 2011, the Company issued to Baiseitov two promissory notes: i) the Non-Negotiable Note in the principal amount of $10,800; and ii) the Consolidated Note in the principal amount of $24,446.
The Non-Negotiable Note provides that it shall be repaid through the issuance of Company common stock to Baiseitov at any time upon his demand.  The price per share for principal and interest is $0.12 per share.  Interest accrues on the Non-Negotiable Note at a rate per annum equal to 0.26%.  The Non-Negotiable Note matures on June 30, 2015.  If the issuance of common stock to repay the Non-Negotiable Note has not occurred by June 30, 2015, the Company shall make payment in full of the principal and interest in cash.  At December 31, 2014 the outstanding balance of the Non-Negotiable Note was approximately $10,892   Assuming Baiseitov had converted the full principal and accrued interest due under the Non-Negotiable Note as of December 31, 2014, he would have been issued approximately 90,766,667 common shares.

The Consolidated Note provides that Baiseitov has the right, at any time following a five-day written notice to convert all or any portion of the principal amount of the Consolidated Note and any accrued but unpaid interest into common stock.  Any conversion by Baiseitov without EBRD approval may constitute an event of default under the Balykshi Loan Agreement.  The conversion price per share is $0.10.  The Consolidated Note accrues interest at a basic interest rate of 12% per annum and a default rate of 13% per annum, which shall be paid semi-annually in arrears on each six-month anniversary of the issuance date.  Assuming Baiseitov had converted the full principal and accrued interest due under the Consolidated Note as of December 31, 2014, he would have been issued approximately 336,300,000 common shares.
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

Security Ownership of Management

The following table sets forth as of  December 31, 2014 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

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
(3) Dr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(4) Of the shares attributed to Mr. Kotov, he holds 913,434 shares in his own name.  100 shares are held of record by Mr. Kotov’s wife.  Mr. Kotov also holds an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share.  This option expires on August 1, 2015. Pursuant to the terms of  Mr. Kotov’s employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010), he is entitled to receive a restricted stock grant equal to 0.85% of the then total number of shares outstanding.  Mr. Kotov has agreed to release the Company from its obligations to award these restricted stock grants for each the past three years.
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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2014 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	800,000(1)	$3.00	2,815,936
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	800,000(1)	$3.00	2,815,936

(1)  Includes options to purchase 800,000 shares of our common stock granted pursuant to the EMPS Corporation 2002 Stock Option Plan.

Changes in Control

As discussed above, on September 30, 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note, and the Consolidated Note.  If Mr. Baiseitov had demanded repayment of the principal and accrued interest of the Non-Negotiable Note as of December 31, 2014, we would have been required to issue approximately 90,766,667 shares to Mr. Baiseitov.  The issuance of shares to retire the Non-Negotiable Note would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Similarly, assuming Mr. Baiseitov had determined to convert the full principal and accrued but unpaid interest owed under the Consolidated Note at December 31, 2014, we would have been required to issue approximately 336,300,000 shares to Mr. Baiseitov.  The election by Mr. Baiseitov to convert the Consolidated Note to shares of the Company would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal 2014 and 2013 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120 or 1% of our average total assets at September 30, 2014 and 2013 in which any related person had or will have a direct or indirect material interest.

Director Independence

The board of directors has determined that as of September 30, 2014 Valery Tolkachev, Jeffrey Brimhall and Kerry Doyle are “independent directors” as that term is defined in the listing standards of the NYSE MKT.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE MKT listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the first three quarters of fiscal 2013. Effective September 1, 2013, Hansen, Barnett and Maxwell resigned as the independent registered public accounting firm of the Company.

In September 2013 the Company engaged Haynie & Company P.C. as its independent registered public accounting firm for the fiscal 2013 audit and for the 2014 fiscal year.  It is expected Haynie & Company will serve as the Company’s independent registered public accounting firm for the 2015 fiscal year.

Principal accounting fees for professional services rendered for us for the twelve months ended September 30, 2014 and September 30, 2013, are summarized as follows:

	Fiscal 2014	Fiscal 2013

Audit	$248	$276
Tax	19	24
Total	$267	$300

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees.  Tax fees were for professional services related to tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2014 and 2013.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm.  The board of directors has the authority to grant pre-approvals of non-audit services.

The board of directors has not, as of the time of filing this annual report with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors.  Instead, the board of directors as a whole has pre-approved all such services.  In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Haynie & Company described above are compatible with maintaining Haynie & Company’s independence at our independent registered public accounting firm.

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Haynie & Company, P.C. dated January 13, 2014

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014 and 2013

Consolidated Statements of Equity for the years ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation dated July 21, 2005(3)
3.3	Amendment to Articles of Incorporation dated May 10, 2013(17)
3.4	Bylaws of Caspian Services, Inc. (As Amended through March 11, 2013)(18)
4.1	Caspian Services, Inc. 2008 Equity Incentive Plan(11)+
4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011(16)
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011(16)
4.4	First Amendment to the Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Dated September 24, 2014(21)
4.5	First Amendment to the Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Dated September 24, 2014(21)
10.1	Loan Agreement, dated 21 December 2006, between Balykshy LLP and European Bank for Reconstruction and Development(4)
10.2	First Amendment to Loan Agreement, dated 28 June 2007, between Balykshy LLP and European Bank for Reconstruction and Development(5)
10.3	Investment Agreement, dated 28 June 2007, between Balykshy LLP and European Bank for Reconstruction and Development(5)
10.4	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(6)+
10.5	Put Option Agreement, dated 6 August 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(7)
10.6
Deed of Guarantee and Indemnity, dated 2 June 2009, between Topaz Energy and Marine Limited and NMSC Kazmortransflot Joint Stock Company and Caspian Services, Inc. as Guarantors and European Bank For Reconstruction and Development(8)

10.7
Subordination and Share Retention Deed, dated 2 June 2009, among Mangistau Oblast Boat Yard, L.L.P. as Borrower and Topaz Energy and Marine Limited, NMSC Kazmortransflot Joint Stock Company, Caspian Services Inc. as Sponsors and Kyran Holdings Limited, NMSC Kazmortransflot Joint Stock Company, Balykshi L.L.P. as Participants and European Bank for Reconstruction and Development(8)

10.8	Employment Agreement dated October 23, 2009, between Caspian Services, Inc. and Mirgali Kunayev(9)+
10.9	Second Amendment to Loan Agreement, dated 22 October 2009, between Balykshy LLP and European Bank for Reconstruction and Development(10)
10.10	Amendment Deed to Deed of Financial Performance Guarantee, dated 22 October 2009, between Balykshy LLP, Caspian Services, Inc. and European Bank for Reconstruction and Development(10)
10.11	Employment Agreement, dated May 31, 2010, between Caspian Services, Inc. and Indira Kaliyeva(12)+
10.12	Employment Agreement, dated August 2, 2010, between Caspian Services, Inc. and Alexey Kotov(13)+
10.13	Shareholders Agreement, dated 6 August 2008, among Caspian Real Estate Limited, Caspian Services, Inc., Balykshy L.L.P. and European Bank for Reconstruction and Development (14)
10.14	Deed of Financial and Performance Guarantee, dated 6 August 2008, among Balykshy L.L.P. and Caspian Services, Inc. and European Bank for Reconstruction and Development (14)
10.15	Share Retention Deed, dated 3 October 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (14)
10.16	Subordination Deed, dated 6 August 2008, among Balykshy L.L.P., Caspian Real Estate Limited, Caspian Services, Inc. and European Bank for Reconstruction and Development (14)
10.17	Deed of Assignment of Contracts, dated August 5, 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (14)
10.18	Deed of Assignment of Insurances, dated 12 September 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (14)
10.19
Agreement on Mortgage of Immovable Property, dated 15 August 2008, between Balykhsy L.L.P. and Caspian Real Estate Limited and Caspian Services, Inc. and European Bank for Reconstruction and Development (14)

10.20
Amendment Agreement No. 1 to Agreement on Mortgage of Immovable Property, dated 22 October 2009, between Balykshy L.L.P. and Caspian Real Estate Limited and Caspian Services, Inc. and European Bank for Reconstruction and Development (14)

10.21	Participation Interest Pledge Agreement, dated 15 August 2008, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (14)
10.22	Amendment Agreement No. 1 to Participation Interest Pledge Agreement, dated 31 March 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (14)
10.23	Amendment Agreement No. 2 to Participation Interest Pledge Agreement, dated 22 October 2009, between Caspian Real Estate Limited and European Bank for Reconstruction and Development (14)

10.24	Agreement on Pledge of Movable Property, dated 15 August 2008, between Balykshy L.L.P. and European Bank for Reconstruction and Development (14)
10.25	Amendment Agreement No. 1 to Agreement on Pledge of Movable Property, dated 22 October 2009, between Balykshy L.L.P. and European Bank for Reconstruction and Development (14)
10.26	Agreement on Pledge of Monies at the Bank Accounts, dated 15 August 2008, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (14)
10.27
Agreement on Pledge of Monies at the Bank Accounts, dated 12 December 2008, between Caspian Real Estate Limited and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (14)

10.28
Amendment Agreement No. 1 to Agreement on Pledge of Monies at the Bank Accounts, dated 22 October 2009, between Balykshy L.L.P. and Joint Stock Company “Bank CenterCredit” and European Bank for Reconstruction and Development (14)

10.29	Loan Consolidation and Restructuring Agreement by and among Caspian Services, Inc. and Bakhytbek Baiseitov, dated as of July 31, 2011(15)
10.30	Addendum #1 to Employment Agreement of Alexey Kotov, dated July 29, 2013(19)+
10.31	Loan Agreement, dated 22 August 2008, between Mangistau Oblast Boat Yard L.L.P. and European Bank for Reconstruction and Development(20)
14.1	Code of Ethics(2)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*   Filed herewith.
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
(3)  Incorporated by reference to Registrant’s Amended Current Report on Form 8-K/A filed with the Commission on August 2, 2005.
(4)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on January 16, 2007.
(5)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007.

(6)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2008.
(7)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 17, 2009.
(8)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2009.
(9)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2009.
(10)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2009.
(11)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2009.
(12)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2010.
(13)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
(14)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2011.
(15)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2011.
(16)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2012.
(17)  Incorporated by reference to Registrant’s Definitive Proxy Statement of Schedule 14A filed with the Commission on March 22, 2013.
(18)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2013.
(19)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2013.
(20)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 12, 2014.
(21)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 13, 2015	/s/ Alexey Kotov
Name: Alexey Kotov
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2015	/s/ Alexey Kotov
Alexey Kotov Chief Executive Officer and Director

Date:	January 13, 2015	/s/ Indira Kaliyeva
Indira Kaliyeva Chief Financial Officer

Date:	January 13, 2015	/s/ Mirgali Kunayev
Mirgali Kunayev
Chairman of the Board of Directors

/s/ Jeffrey Brimhall
Date:	January 13, 2015	Jeffrey Brimhall Director

/s/ Kerry Doyle
Date:	January 13, 2015	Kerry Doyle Director

/s/ Valery Tolkachev
Date:	January 13, 2015	Valery Tolkachev Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2014 and 2013	F-3

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2014 and 2013	F-4

Consolidated Statements of Equity for the Years Ended
September 30, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Caspian Services, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 6, a Company creditor has indicated that it believes the Company may be in violation of certain covenants of certain substantial financing agreements. The financing agreements have acceleration right features that, in the event of default, allow for the loan and accrued interest to become immediately due and payable.  As a result of this uncertainty, the Company has included the note payable and all accrued interest as current liabilities at September 30, 2014.  At September 30, 2014, the Company had negative working capital of approximately $85,005,000 and for the year ended September 30, 2014 the Company had a net loss attributable to Caspian Services, Inc. of approximately $16,642,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Haynie & Company, P.C.

Haynie & Company, P.C.
Salt Lake City, Utah
January 13, 2015

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	September 30,
	2014	2013
ASSETS
Current Assets
Cash	$1,957	$3,973
Trade accounts receivable, net of allowance of $3,454 and $2,796, respectively	10,458	11,075
Trade accounts receivable from related parties, net of allowance of $440 and $3,499, respectively	-	1,455
Short-term notes to related parties	70	-
Other receivables, net of allowance of $730 and $291, respectively	558	705
Inventories	1,261	1,053
Property held for sale, net of allowance of $1,074 and $1,273, respectively	44	203
Prepaid taxes	1,228	1,329
Advances paid, net of allowance of $28 and $39, respectively	547	829
Deferred tax assets	88	235
Prepaid expenses and other current assets	329	571
Total Current Assets	16,540	21,428
Vessels, equipment and property, net	42,087	50,741
Drydocking costs, net	538	519
Long-term deferred tax assets	2,450	1,849
Goodwill	189	224
Intangible assets, net	14	29
Long-term prepaid taxes	2,873	4,735
Investments	-	13
Long-term other receivables, net of current portion	2,377	1,005
Total Assets	$67,068	$80,543

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$2,319	$2,409
Accounts payable to related parties	76	-
Accrued expenses	1,690	1,244
Taxes payable	527	911
Deferred revenue	-	10
Accelerated put option liability	21,649	19,649
Long-term debt - current portion	75,284	63,836
Total Current Liabilities	101,545	88,059
Long-term deferred revenue from related parties	-	2,619
Total Liabilities	101,545	90,678
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,827
Accumulated deficit	(66,536)	(49,894)
Accumulated other comprehensive loss	(20,141)	(15,619)
Deficit Attributable to Caspian Services, Inc. Shareholders	(21,792)	(633)
Deficit attributable to noncontrolling interests	(12,685)	(9,502)
Total Deficit	(34,477)	(10,135)
Total Liabilities and Deficit	$67,068	$80,543

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share and per share data)

	For The Years Ended September 30,
	2014	2013

Revenues
Vessel revenues	$15,051	$18,234
Geophysical service revenues (which includes $558 and $0, respectively, from related parties)	13,244	13,700
Marine base service revenues (which includes $468 and $566, respectively, from related parties)	1,636	1,154
Total Revenues	29,931	33,088

Operating Expenses
Vessel operating costs	9,522	10,333
Cost of geophysical service revenues	7,669	7,889
Cost of marine base service (which includes $68 and $66, respectively, to related parties)	697	863
Depreciation and amortization	4,520	5,015
Impairment loss	2,281	1,062
General and administrative expense (which includes $0 and $198, respectively, to related parties)	8,915	11,078
Total Costs and Operating Expenses	33,604	36,240
Loss from Operations	(3,673)	(3,152)

Other Income (Expense)
Interest expense	(8,093)	(7,985)
Foreign currency transaction loss	(6,645)	(660)
Interest income	-	62
Loss on remeasurement of equity interests in MOBY	(722)	-
Other non-operating income, net	3	1,950
Net Other Expense	(15,457)	(6,633)

Loss from Continuing Operations Before Income Tax	(19,130)	(9,785)
Benefit from income tax	370	528
Net Loss from Continuing Operations	(18,760)	(9,257)
Loss from discontinued operations	-	(2,571)
Net Loss	(18,760)	(11,828)
Net loss attributable to noncontrolling interests	2,118	284
Net Loss Attributable to Caspian Services, Inc	$(16,642)	$(11,544)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(5,587)	(763)
Comprehensive Loss	(22,229)	(12,307)
Comprehensive income (loss) attributable to non-controlling interest	(1,065)	139
Comprehensive Loss Attributable to Caspian Services, Inc	$(23,294)	$(12,168)

Basic and diluted loss per share from continuing operations	$(0.32)	$(0.18)
Basic and diluted loss per share from discontinued operations	-	(0.05)
Basic and Diluted Loss per Share	$(0.32)	$(0.23)
Weighted Average Shares Outstanding	52,657,574	52,657,574

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended September 30, 2014 and 2013
(Dollars in thousands, except share and per share data)

	CSI Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

September 30, 2012	52,657,574	$53	$64,799	$(38,350)	$(14,995)	$(9,079)	$2,428
Net loss	-	-	-	(11,544)	-	(284)	(11,828)
Currency translation adjustment	-	-	-	-	(624)	(139)	(763)
Stock based compensation	-	-	28	-	-	-	28
September 30, 2013	52,657,574	$53	$64,827	$(49,894)	$(15,619)	$(9,502)	$(10,135)
Net loss	-	-	-	(16,642)	-	(2,118)	(18,760)
Currency translation adjustment	-	-	-	-	(4,522)	(1,065)	(5,587)
Stock based compensation	-	-	5	-	-	-	5
September 30, 2014	52,657,574	$53	$64,832	$(66,536)	$(20,141)	$(12,685)	$(34,477)

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(18,760)	$(11,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,520	5,015
Impairment loss	2,281	1,062
Loss on remeasurement of equity interests in MOBY	722	-
Loss from discontinued operations	-	2,571
Gain on sale of property and equipment	-	(1,070)
Accrued interest on accelerated put option	2,000	1,827
Foreign currency transaction loss	6,645	660
Stock based compensation	5	28
Changes in current assets and liabilities:
Trade accounts receivable	(1,036)	(4,190)
Trade accounts receivable from related parties	1,239	(471)
Short-term notes to related parties	(70)	-
Other receivables	1,265	945
Inventories	(428)	807
Inventories held for sale	126	640
Prepaid taxes	(105)	776
Advances paid	212	(26)
Deferred tax assets	(694)	(243)
Prepaid expenses and other current assets	170	246
Long-term prepaid taxes	1,121	574
Long-term other receivables, net of current portion	43	113
Accounts payable	(237)	48
Accounts payable to related parties	(2,203)	(25)
Accrued expenses	10,240	5,296
Taxes payable	(344)	(366)
Deferred revenue	(8)	4
Long-term deferred revenue from related parties	-	(180)
Long-term deferred income tax liability	(81)	(284)
Net cash provided by operating activities	$6,623	$1,929

Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	70	2,878
Payments to purchase vessels, equipment and property	(4,423)	(3,381)
Net cash used in investing activities	$(4,353)	$(503)

Cash flows from financing activities:
Payments on long-term debt	(700)	(1,600)
Net cash used in financing activities	$(700)	$(1,600)
Effect of exchange rate changes on cash	(3,586)	(454)
Net change in cash	(2,016)	(628)
Cash at beginning of period	3,973	4,601
Cash at end of period	$1,957	$3,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$700	$1,600

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

NOTE 1 — THE COMPANY, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”) and Kyran Holdings Limited (“Kyran”); and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and  Mangistau Oblast Boat Yard LLP (“MOBY”), collectively “Caspian” or the “Company.” TatArka owns a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Ownership of up to 50% noncontrolling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – The Company funded a portion of the construction of its marine base through a combination of debt and equity financing pursuant to which the European Bank for Reconstruction and Development (“EBRD”) provided $18,600 of debt financing.  EBRD also made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at September 30, 2014 and September 30, 2013. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $21,649 and $19,649 as of September 30, 2014 and September 30, 2013, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this annual report on Form 10-K, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

The Company continues to engage in discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

To help the Company meet its additional funding obligations to construct the marine base, in 2008 the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011 Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In connection with restructuring the facility agreements, each of which matured in 2011, in September 2011 the Company issued Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”).

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  In September 2014 the Company and Investor agreed to extend the maturity date of the Non-Negotiable Note from September 30, 2014 to June 30, 2015.  If the issuance of common stock has not been demanded by Investor or made at the election of the Company by the June 30, 2015 maturity date, the Company must repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, which shall be payable in cash upon demand.  In September 2014 the Company and Investor agreed to extend the maturity date of the Consolidated Note from September 30, 2014 to June 30, 2015.  The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, is due and payable on June 30, 2015.

The Investor has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.  Any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,300 in reduction of interest due as of September 30, 2014, and an additional $300 was paid in December 2014.

The failure to pay interest on the Consolidated Note when due is an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2014 and September 30, 2013. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

Acquisition of Kyran  – On August 7, 2014 the Company and Topaz Engineering Limited (“Topaz”), the owner of Kyran, closed a Share Purchase Agreement dated November 20, 2013 (the “Purchase Agreement”), pursuant to which the Company acquired Topaz’s 100% equity interest in Kyran for $0.1.  The principal asset of Kyran is a 50% equity interest in MOBY. Since this transaction increased the Company’s interest in MOBY to 65.6% the Company began consolidating MOBY’s operations from the date of acquisition. This acquisition resulted in goodwill of $2,324 which was immediately impaired. Additionally, the Company recognized a $722 loss as a result of the remeasurement of the fair value of the Company's 15.6% equity interest in MOBY held before the acquisition. Please, refer to Note 11 for details. This transaction was undertaken in connection with the Company’s ongoing efforts to restructure its debt obligations to EBRD and Investor.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

The fair values of MOBY assets and liabilities acquired as of the acquisition date, are as follows:

August 7, 2014
Cash consideration	$0.10
Fair value of equity interest in MOBY before the business combination	(722)
$(722)

Fair value of identifiable assets acquired and liabilities assumed
Cash	$47
Trade accounts receivable	346
Other receivables	20
Prepaid taxes	97
Advances paid	12
Vessels, equipment and property, net	1,405
Accounts payable	(403)
Accounts payable to related parties	(56)
Accrued expenses	(315)
Taxes payable	(249)
Long-term debt - current portion	(5,549)
Total indentifiable net assets	$(4,645)
Fair value of noncontrolling interest	1,599
Goodwill	2,324
$(722)

Acquired receivables are amounts due from customers as of August 7, 2014.  The gross amount due for these receivables was $458 of which $112 is expected to be uncollectible.  The collectible receivables are expected to be collected during the fiscal 2015.

The fair value of the noncontrolling interest at the acquisition date was ($1,599). This amount was calculated as 34.4% of MOBY’s identifiable net assets on August 7, 2014. Please, refer to Note 11 for the discussion of the valuation method and assumptions used to value MOBY’s noncontrolling interest.

The Company recognized a loss of $722 as a result of remeasuring to fair value its 15.6% equity interest in MOBY held before the acquisition.  The loss is reported as loss on remeasurement of equity interests in MOBY in the Company’s statement of operations.

The revenue and earnings of MOBY since the acquisition date that are included in the consolidated income statement are as follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

For the period August 8 - September 30, 2014
Revenues	$6
Net loss	$3,133

MOBY was established as a joint venture between Balykshi and two non-related companies – Kyran and JSC KazMorTransFlot (“KMTF”). MOBY was formed to operate a boat repair and drydocking services yard located at the Company’s marine base. Balykshi holds a 20% equity interest in MOBY.

In August 2008 MOBY entered into a Loan Agreement (the “MOBY Loan Agreement”) with EBRD.  Pursuant to the MOBY Loan Agreement, MOBY borrowed $10,300 from EBRD.  In connection with the loan, EBRD required the Company, Topaz and KMTF to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY loan.  The guarantee obligation of each party was limited to each party’s respective ownership interest in MOBY.

Prior to closing the Purchase Agreement; (i) Topaz, through Kyran, voluntarily repaid 50% of the outstanding principal and accrued but unpaid interest of the MOBY loan; (ii) MOBY entered into a loan agreement with Kyran in the amount of the Topaz repayment, approximately $5,700; and (iii) Topaz obtained waivers from EBRD of the obligations of Topaz and Kyran under the MOBY Loan Agreement, the Guarantee and applicable security agreements.  The Company and KMTF were not released from their obligations under the Guarantee.  While the dollar amount of the Company’s obligation pursuant to the Guarantee did not increase as a result of the release of Topaz, the percentage of the MOBY loan that is guaranteed by the Company (and KMTF) under the Guarantee effectively doubled to reflect the 50% repayment by and release of Topaz as a guarantor.

Pursuant to the Purchase Agreement, the Company agreed to issue indemnity to Topaz and its related parties against any and all past, present and future claims or court actions in relation to Seller’s good faith and legally taken actions during its participation in Kyran.

As of September 30, 2014 the outstanding balance of the MOBY loan was $5,998 including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after the third anniversary of the MOBY Loan Agreement.

As of September 30, 2014 and September 30, 2013 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or guarantee obligations of the Company.  Should EBRD determine to take action, the Company would not have sufficient funds to repay its portion of the MOBY loan or the guarantee and would be forced to seek sources of funding to satisfy these obligations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Should EBRD or Investor determine to accelerate the Company’s repayment obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts.  As of September 30, 2014 the book value of collateralized assets was $32,226. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of its equity interest at fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $21,649, although, as of the date of this annual report, EBRD has not sought to accelerate the put option.

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

Marine Base Services – Marine Base Services consists of operating a marine base with boat repair and drydocking services yard located at the Port of Bautino on the North Caspian Sea.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Discontinued Operations – In August 2013 the Company discontinued operations in Kazmorgeophisica CJSC (“KMG”). Upon determining to discontinue KMG, all prior periods presented have been restated to separately account for the discontinued operations.  All assets of KMG that were considered to be useful in ongoing operations were transferred to TatArka including its 40% non-controlling participation interest in Veritas-Caspian.

Equity method investments – During 2005 the Company and an unrelated company formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan Government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks.

Initially, the Company obtained its interest in Veritas-Caspian through KMG participation for a capital contribution of $0.4 and accounted for the investment under the equity method of accounting.  Later, after the Company discontinued KMG operations this investment was transferred to TatArka.

At September 30, 2014 the Company’s investment in Veritas-Caspian was zero due to Veritas-Caspian’s accumulated losses recognized. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

Recent Accounting Pronouncements –

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

In June 2014 FASB issued Accounting Standards Update No. 2014-12 "Compensation - Stock Compensation (Topic 718) – Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect to the Company's operating results or financial condition.

In August 2014 the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s operating results or financial condition.

The Company has considered all recent accounting pronouncements issued or proposed by the FASB and other standards-setting bodies since the last audit of its financial statements. The Company does not believe that these pronouncements will have a material effect on the Company's financial statements.

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

Cash balances in Balykshi and CRE, have been designated under our loan agreement with EBRD and may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2014 and 2013 the total cash balance of Balykshi and CRE was $11 and $101, respectively.

Cash deposit in Kazakhstan bank accounts was $1,857 as of September 30, 2014 and these accounts are not insured by the government.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Inventories – Inventory consists of fuel, spare parts and supplies related to geophysical and marine base operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. Property held for sale represents items and materials, which are expected to be sold within the next fiscal year. As of September 30, 2014 and 2013 an allowance of $1,074 and $1,273, respectively, was recognized.

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

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2014 and 2013 of $4,100 and $4,826, respectively.

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

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2014 and 2013 of $397 and $189, respectively. Accumulated amortization of the drydocking costs was $481 and $102 as of September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  At September 30, 2013 the Company impaired the vessels held for disposal. At September 30, 2014 the Company reviewed its long-lived assets and determined the MOBY assets were impaired. See Note 11 for details.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2014 and September 30, 2013 the Company had $0 and $10, respectively, of deferred revenue related to these prepaid services.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
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

The Kazakh Tenge (KZT) is the functional currency of Caspian LLP, TatArka, Balykshi, Kyran and MOBY; the Euro is the functional currency of Caspian B.V. and the Russian Ruble is the functional currency of Caspian LLC.  Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the fiscal year ended September 30, 2014, the Company recorded foreign exchange transaction losses of $6,645 mostly as a result of the remeasurement of the Balykshi EBRD loan which is denominated in U.S. Dollars.

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day.  As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 30, 2014 and 2013 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

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

At September 30, 2014 the Company had 800,000 options outstanding and 419,328,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Concentration of Revenue – During fiscal 2014 vessel revenue from four customers that together  represented approximately 81% of total vessel revenue as follows, Customer A – 29%; Customer B – 23%; Customer C – 18%; and Customer D – 11%.

During fiscal 2014 geophysical service revenue from six customers together  represented approximately 79% of total geophysical service revenue as follows, Customer A – 18%; Customer B – 16%; Customer C – 12%; Customer D – 11%; Customer E – 11% and Customer F – 11%.

During fiscal 2014 marine base revenue from two customers represented 78% of total marine base revenue as follows, Customer A – 49% and Customer B – 29%.

NOTE 2 — ATASH MARINE BASE

Additional dredging work at the marine base is still required. Currently, Balykshi has insufficient funds to complete the work. Failure to complete the dredging could subject Balykshi to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete, dredging could constitute a default under the EBRD financing agreements.

In 2008 Balykshi entered into an agreement with the Investment Committee of the Republic of Kazakhstan and agreed to a schedule of work to be performed at the marine base. As of the date of this report, Balykshi has failed to complete approximately $3,800 of the agreed upon scheduled work, including dredging, which could result in the cancellation of tax preferences granted to Balykshi by the Investment Committee.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

During fiscal 2014 and 2013 the Company determined it necessary to perform an impairment analysis on the marine base since the development of Kashagan field, phase 2 has been postponed until 2019 and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed.  As a result, the marine base is currently highly underutilized.

As a result of the impairment analysis, the Company concluded that no impairment was necessary at September 30, 2014 and 2013, respectively.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods.

NOTE 3 — TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – Net receivables from vessel charter revenues were approximately $4,142 and $6,682 at September 30, 2014 and 2013, respectively.  The Company has reviewed the accounts receivable as of September 30, 2014 and 2013 on a case-by-case basis.  The Company provided an allowance for doubtful accounts of $2,254 and $1,302 at September 30, 2014 and September 30, 2013, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis.  The receivables are due 30 days from date of invoice.  At September 30, 2014 and 2013 net receivables related to geophysical services totaled $6,090 and $4,311, respectively. The Company has reviewed the accounts receivable as of September 30, 2014 and 2013 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $1,200 and $1,494 at September 30, 2014 and 2013, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2014 and 2013 receivables related to marine base operations totaled $226 and $82, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2014 and 2013.

Other Receivables – The Company’s other receivables consisted primarily of the following: (1) loans and advances to non-executive employees which bear no interest and have terms ranging from less than one year to five years, and (2) refunds of inventory advances. These amounts are currently due and expected to be repaid in the near-term.

NOTE 4 — VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

As of September 30,	2014	2013	Depreciable Life in Years
Land	$7,813	$9,250	N/A
Buildings and constructions	31,036	36,285	10-14
Marine vessels	13,523	15,883	10
Machinery and equipment	18,020	18,574	2-15
Field camp	-	-	5-14
Vehicles	2,599	2,846	3-12
Office equipment	289	329	2-10
Dwelling units	1,225	2,210	3-7
Other	649	831	3-7
	75,154	86,208
Accumulated depreciation	(33,067)	(35,467)
Vessels, Equipment and Property, net	$42,087	$50,741

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:
		2014		2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$316	$302	$368	$339
Total		$316	$302	$368	$339

Total amortization expense related to intangible assets was approximately $23 and $40 for the years ended September 30, 2014 and 2013, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2015	2016	2017	thereafter
Amortization expense	$ 14	$ -	$ -	$ -

Goodwill – In accordance with US GAAP the Company does not amortize goodwill.  These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises.  At September 30, 2014 all goodwill was a result of the TatArka acquisition in May 2004 and the MOBY acquisition in August 2014.

Changes in the carrying amount of goodwill were as follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

	For The Year Ended September 30,
	2014	2013
Balance - beginning of year	$224	$229
Goodwill from MOBY acquisition	2,324	-
Impairment of goodwill from MOBY acquisition	$(2,281)	-
Foreign currency translation adjustment	(78)	(5)
Balance - end of year	$189	$224

NOTE 6 — NOTES PAYABLE

	September 30,	September 30,
	2014	2013

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$10,885	$10,856
due June 30, 2015

Secured convertible consolidated promissory note payable to Investor; interest at 12%	32,862	29,593
(default interest at 13%) due June 30, 2015

Balykshi - EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate); secured by property and bank accounts	25,539	23,387

MOBY - EBRD loan and accrued interest 3.6% plus the interbank rate due June 2018
(default interest at 5.6% plus the interbank rate)	5,998	-

Total Long-term Debt	75,284	63,836
Less: Current Portion	(75,284)	(63,836)
Long-term Debt - Net of Current Portion	$-	$-

Notes payable consist of the following:

Loan from Investor

In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services LLC (“Great Circle”).  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 while the Great Circle loan matured and became due and payable in December 2011.  The Altima and Great Circle loans (“Loans”) bore interest at 13% per annum. At June 30, 2011 these Loans and accrued interest totaled $42,264. During June and July 2011 an Investor acquired these Loans and on September 30, 2011 the Company and Investor agreed to restructure the Loans.  Prior to the restructuring, the Company made payments to the Investor reducing the total debt balance to $37,246. Within 30 days of closing, the Company agreed to make a $2,000 cash payment to Investor which was credited as a reduction of principal due. This payment was made during fiscal 2012. In satisfaction of the remaining outstanding balance of the restructured loan obligations, the Company issued Investor the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446.  The Company has agreed to collateralize Investor’s Notes with non-marine base related assets.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and Investor terminate restructuring negotiations with EBRD.  The Non-Negotiable Note initially had a maturity date of September 30, 2014.  On September 24, 2014 the Company and Investor entered into a first amendment to this Note, which prolonged the maturity date to June 30, 2015 (Extended Maturity Date).  If the issuance of common stock had not been demanded by Investor or made at the election of the Company by the Extended Maturity Date the Company must repay the principal and interest in cash.

The Company is required to pay interest on the principal amount of the Non-Negotiable Note in common stock at the time of payment of the principal. Interest accrues at a rate per annum equal to 0.26%, until the Extended Maturity Date.

The Company will issue the Investor 90 million shares of restricted common stock to settle the principal amount of the Non-Negotiable Note, excluding shares that will be issued to Investor in satisfaction of accrued interest.

As the Non-Negotiable Note matures in less than twelve months, it has been treated as a current liability in the accompanying financial statements.

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

The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, was initially due and payable on September 30, 2014. On September 24, 2014 a first amendment to this Note was entered into between the Company and Investor, which extended the maturity date to June 30, 2015. The Company may elect to prepay principal in increments of $1,000 at the time of any scheduled interest payment, except in the case of full repayment of principal and interest which may be made at any time.

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to the Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $700 was paid during the fiscal 2014 and $300 was paid in December 2014. The failure to pay the interest on the Consolidated Note is an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at September 30, 2014 and September 30, 2013.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

With the increase in the Company’s authorized common stock in May 2013, Investor now has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

Registration Rights Agreement

In connection with restructuring the Facility agreements, the Company and Investor agreed to enter into a Registration Rights Agreement granting Investor the right to require the Company to register all or any part of the shares held by Investor, including but not limited to, any shares issued in satisfaction of the Notes.  As of the date of this report, no agreement has been finalized.

EBRD Loan to Balykshi

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the semi-annual repayment installments have been made by the Company,  The failure to pay the principal of, or interest on, the EBRD Loan when due constitutes an event of default under the EBRD Loan Agreement.  The EBRD Loan Agreement provides that if the Borrower fails to pay when due any amount payable by it under the Loan Agreement, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

EBRD Loan to MOBY

As of September 30, 2014 the outstanding balance of the MOBY loan was $5,998 including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

As of September 30, 2014 and September 30, 2013 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or the guarantee obligations of the Company under the Guarantee.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay its portion of the MOBY Loan nor would the Company have sufficient funds to pay it obligations under the Guarantee.

The Company is engaged in ongoing discussions with EBRD about restructuring of the terms of its financial obligations to EBRD, but there is no guarantee the Company will be successful in doing so.

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock-based Compensation Plan – Compensation expense charged against income for stock-based awards during the fiscal years ended September 30, 2014 and 2013 was $5 and $28, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the non-vested stock under the Compensation Plan at September 30, 2014 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2013	147,939	$0.11
Stock granted	-	-
Stock vested	(147,939)	0.11
Non-vested at September 30, 2014	-	$ -

A summary of the non-vested stock under the Compensation Plan at September 30, 2013 follows:

	Non-Vested	Weighted Average Grant
	Shares	Date Fair Value Per Share

Non-vested at September 30, 2012	441,862	$0.21
Stock granted	-	-
Stock vested	(293,923)	0.23
Non-vested at September 30, 2013	147,939	$0.11

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 451,394 and 447,589 shares on August 2, 2013 and 2014, respectively. These grants have not been awarded.  During the fourth fiscal quarter 2013 and 2014, respectively, Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Stock Options – At September 30, 2014 the Company had 800,000 options outstanding that were fully vested. These options expire in August 2015.

Stock option activity for the years ended September 30, 2014 and 2013 is as follows:

	2014		2013
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share
Outstanding at beginning of the year	800,000	$3.00	800,000	$3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of the year	800,000	$3.00	800,000	$3.00
Exercisable at end of the year	800,000	$3.00	800,000	$3.00

The weighted-average remaining contractual life of the 800,000 stock options outstanding and exercisable at September 30, 2014 was 1 year.

At September 30, 2014 there was no intrinsic value for the options outstanding based on the Company’s share price being less than $3 per share.

NOTE 8 — INCOME TAXES

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

Earnings and (losses) before income taxes, discontinued operations and noncontrolling interests derived from United States and international operations are as follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

	For the Years Ended September 30,
	2014	2013
United States	$(3,989)	$(2,460)
Kazakhstan	(15,141)	(7,325)
	$(19,130)	$(9,785)

Income (provision) benefit consists of the following:

	For the Years Ended September 30,
	2014	2013
Current U.S. income tax	$-	$-
Current foreign income tax	(531)	-
Deferred U.S. income tax	1,186	1,480
Deferred foreign income tax	3,216	1,180
Provision for valuation allowance	(3,501)	(2,132)
Income tax benefit	$370	$528

Deferred tax assets and liabilities are as follows:

			As of September 30,
	US	Foreign	2014	2013
Current deferred tax assets/(liabilities)
Provision for doubtful debts	$-	$1,145	$1,145	$702
Inventory allowance	-	-	-	255
Vacation accrual	-	98	98	54
Tax loss carry forwards	-	-	-	-
Valuation allowance	-	(1,155)	(1,155)	(776)
Total current deferred tax asset	$-	$88	$88	$235

Long-term deferred tax assets/(liabilities)
Net operating loss carry forwards	$7,461	$10,220	$17,681	$14,518
Capital loss carryforwards	779	-	779	779
Property and equipment	-	(160)	(160)	(285)
Valuation allowance	(8,240)	(7,610)	(15,850)	(13,163)
Total net long-term deferred tax asset/(liability)	-	2,450	2,450	1,849
Net deferred tax asset	$-	$2,538	$2,538	$2,084

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for (benefit from) income taxes:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

	For the Years Ended September 30,
	2014	2013
Tax at federal statutory rate (37.3%)	$7,135	$3,652
Non-deductible expenses	(605)	(390)
Loss not subject to taxation	547	(41)
Effect of lower foreign tax rates	(2,260)	(1,053)
Intercompany adjustments	78	(57)
Valuation allowance	(3,501)	(1,579)
Other	(1,024)	(4)
Income tax benefit	$370	$528

As of September 30, 2014 the Company has loss carry forwards of approximately $23,802 and $49,782 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States and Kazakhstan begin to expire in 2024.

The Company accounts for uncertain tax positions in accordance with US GAAP.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal, state and international returns are the fiscal 2011 through 2014 tax years.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Economic Environment – In recent years, Kazakhstan has undergone substantial political and economic change.  As an emerging market Kazakhstan does not possess a well-developed business infrastructure, which generally exists in more mature free market economies.  As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

Legislation and regulations regarding taxation, foreign currency translation, and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve. Such legislation and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2014 and 2013 was $515 and $197, respectively. Most of the equipment lease agreements expire December 31, 2014 and the vehicle lease agreement expires in April 2015. According to contract terms, the lease agreements can be renewed by signing an additional agreement.

The Company maintains executive offices in Salt Lake City, Utah, and Almaty, Kazakhstan and administrative offices in Aktau, Kazakhstan. The Company also leases apartments in Aktau for use by employees. Rent expense for the years ended September 30, 2014 and 2013 was $244 and $254, respectively. The U.S. office lease expires at the end of March 2015.  This lease agreement can be extended by agreement of the parties.  The Aktau office lease agreement expires in October 2017.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

The future minimum rental payments required under these operating leases for 2015 and 2016 are $229 and $113, respectively.  Thereafter the payment is $115.

Some of the vessels in the Company’s fleet were leased from third parties. Rent expense for the years ended September 30, 2014 and 2013 was $1,840 and $1,587, respectively. The future minimum rental payments required under these operating leases are estimated to be $1,115 in 2015, $1,010 in 2016 and $6,147 thereafter.

During 2014 vessels were leased from two companies: Veritas Marine and Actamarine. The term of the Veritas lease agreement expires on December 31, 2014.  The Actamarine lease term expires on March 2, 2023.  The terms and conditions of these lease agreement can be amended by agreement of the parties.

NOTE 10 — RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the fiscal years ended September 30, 2014 and 2013 consisted of the following:

		For the year ended September 30,
Related Party's Name	Description	2014	2013

MOBY*	Marine base revenue	$468	$566
Bolz	Seismic services revenue	558	-
Gis Caspiy	Other services	-	(198)
Other expenses, net	Other services	(68)	(66)
TOTAL		$958	$302

*Marine base service revenue recognized from MOBY for the period from October 1, 2013 to August 7, 2014 (acquisition date) is presented.

Accounts receivable from related parties as of September 30, 2014 and 2013 consisted of the following:

Related Party's Name	Description	September 30, 2014	September 30, 2013

Bolz LLP	Seismic services	$-	$3,174
MOBY	Marine base	-	1,330
Demeu Energy	Advance given for vehicles delivery	275	325
Caspian Geo Consulting	Advance given for equipment delivery	165	-
Others	Other services	-	125
	Allowance for doubtful accounts	(440)	(3,499)
TOTAL		$-	$1,455

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Accounts payable to related parties as of September 30, 2014 and 2013 consisted of the following:

Related Party's Name	Description	September 30, 2014	September 30, 2013

Sayat Media	Other services	$13	$-
Others	Others	63	-
TOTAL		$76	$-

Long-term deferred revenue from related parties as of September 30, 2014 and 2014 consisted of the following:

Related Party's Name	Description	September 30, 2014	September 30, 2013

MOBY	Advance received for land rental	$-	$2,619
TOTAL		$-	$2,619

Short-term notes to related parties as of September 30, 2014 and 2013 consisted of the following:

Related Party's Name	Description	September 30, 2014	September 30, 2013

Sayat Media	Notes Receivable	$70	$-
TOTAL		$70	$-

Sayat Media – On September 9, 2014 Balykshi entered into loan agreement with Sayat Media (a company related through Balykshi’s management). Pursuant to the loan agreement Balykshi provided a loan to Sayat Media in the amount of $70. The note receivable bear interest at 5.5% per annum and matures in one year. This loan was fully repaid on November 10, 2014.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for the put option liability. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values and for acquisitions.  Fair value is also used when evaluating impairment on certain assets, including goodwill, intangibles, and long-lived assets.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

Recurring basis:

At September 30, 2014 the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $2,000 change during the year ended September 30, 2014 was for the 20% rate of return and it was charged to interest expense.

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

There were no changes in the valuation techniques during the current year.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Level 1	Level 2	Level 3
Property held for sale	$44	$-	$-	$44
Put option liability	21,649	-	-	21,649
Total	$21,693	$-	$-	$21,693

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Level 1	Level 2	Level 3
Property held for sale	$203	$-	$-	$203
Put option liability	19,649	-	-	19,649
Total	$19,852	$-	$-	$19,852

Nonrecurring basis:

Since the acquisition of Kyran increased the Company’s interest in MOBY to 65.6% the Company began consolidating MOBY’s operations from the acquisition date (August 7, 2014.) US GAAP requires that the Company determines the fair value of the MOBY at the acquisition date.  See Note 1 for details of the fair value of the MOBY assets acquired and liabilities assumed in this acquisition.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

The Company engaged a licensed specialist to perform a valuation of MOBY’s vessels, equipment and property as of August 7, 2014.  Based on the valuation a fair value of MOBY was determined by the Company. The market approach was used to calculate the fair value of MOBY’s vessels, equipment and property with the comparable equipment used as an input.

The Company valued MOBY’s accounts receivable at expected collections as explained in Note 1.  The Company valued the other current assets acquired and liabilities assumed at book value which approximates their fair value due to their short-term nature.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at August 7, 2014	Valuation Techniques	Unobservable Input	Range
Vessels, equipment and property	$ 1,405	Market approach	Adjustment for Bargaining	(30%) - 0%
		(selling price of similar items)	Adjustment for model year	(43%) - 53%
			Adjustment for condition	(20%) - 0%
			Adjustment for shipping	0% - 10%
			Adjustment for country of origin	(20%) - 5%
			Correction of risk of non-receipt of income	(20%) - 0%

The significant unobservable inputs used in the fair value measurement of MOBY’s vessels, equipment and property are the adjustments for bargaining in case of the sale of used equipment, adjustments for the model year of similar equipment, adjustments for the condition of similar equipment technical condition, adjustment for possible shipping costs, adjustment for the origin country of similar assets and correction of the risk of non-receipt of income. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

NOTE 12 — SEGMENT INFORMATION

US GAAP requires disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

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

Further information regarding the operations and assets of these reportable business segments follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

	For the Years
	Ended September 30,
	2014	2013
Capital Expenditures
Vessel operations	$824	$1,430
Geophysical services	3,290	2,570
Marine base services	309	57
Total segments	4,423	4,057
Corporate assets	-	-
Less intersegment investments	-	(676)
Total consolidated	$4,423	$3,381

	For the Years
	Ended September 30,
	2014	2013
Revenues
Vessel operations	$16,840	$20,101
Geophysical services	13,244	13,644
Marine base services	6,888	9,062
Total segments	36,972	42,807
Corporate revenue	-	-
Less intersegment revenues	(7,041)	(9,719)
Total consolidated	$29,931	$33,088

Depreciation and Amortization
Vessel operations	$(1,910)	$(2,178)
Geophysical services	(1,248)	(1,378)
Marine base services	(1,361)	(1,458)
Total segments	(4,519)	(5,014)
Corporate depreciation and amortization	(1)	(1)
Total consolidated	$(4,520)	$(5,015)

Interest Expense
Vessel operations	$-	$-
Geophysical services	-	-
Marine base services	(5,910)	(5,823)
Total segments	(5,910)	(5,823)
Corporate interest expense	(2,183)	(2,162)
Total consolidated	$(8,093)	$(7,985)

Income/(Loss) Before Income Tax
Vessel operations	$(200)	$(3,102)
Geophysical services	2,434	1,882
Marine base services	(18,341)	(5,337)
Total segments	(16,107)	(6,557)
Corporate loss	(3,023)	(3,228)
Total consolidated	$(19,130)	$(9,785)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except shares and per share data)

	For the Years
	Ended September 30,
	2014	2013
Benefit from (Provision for) Income Tax
Vessel operations	$1,137	$1,080
Geophysical services	(765)	(552)
Marine base services	-	-
Total segments	372	528
Corporate provision for income tax	(2)	-
Total consolidated	$370	$528

Loss from Discontinued Operations
Vessel operations	$-	$-
Geophysical services	-	(1,063)
Marine base services	-	-
Total segments	-	(1,063)
Corporate	-	(1,508)
Total consolidated	$-	$(2,571)

Loss/(Income) Attributable to Noncontrolling Interests
Vessel operations	$-	$-
Geophysical services	-	-
Marine base services	2,118	284
Total segments	2,118	284
Corporate noncontrolling interest	-	-
Total consolidated	$2,118	$284

Net (Loss)/Income Attributable to Caspian Services, Inc.
Vessel operations	$937	$(2,022)
Geophysical services	1,669	267
Marine base services	(16,223)	(5,053)
Total segments	(13,617)	(6,808)
Corporate loss	(3,025)	(4,736)
Total consolidated	$(16,642)	$(11,544)

	September 30,
Segment Assets	2014	2013
Vessel operations	$15,219	$24,031
Geophysical services	18,663	18,005
Marine base services	73,001	78,186
Total segments	106,883	120,222
Corporate assets	766	6,946
Less intersegment investments	(40,581)	(46,625)
Total consolidated	$67,068	$80,543

NOTE 13 — SUBSEQUENT EVENTS

In December 2014 we paid $300 to Investor, which was credited to reduce loan interest due.

Exhibit Index

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.