Form 10-Q
period 2014-12-31
CASPIAN SERVICES INC
filed 2015-02-23
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014

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
Yes ☐ No☑

As of  February 13, 2015, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 3,502	$ 1,957
Trade accounts receivable, net of allowance of $3,451 and $3,454, respectively	8,348	10,458
Trade accounts receivable from related parties, net of allowance of $439 and $440, respectively	82	-
Short-term notes from related parties	1,097	70
Other receivables, net of allowance of $725 and $730, respectively	294	558
Inventories	1,372	1,261
Property held for sale, net of allowance of $1,071 and $1,074, respectively	44	44
Prepaid taxes	1,448	1,228
Advances paid, net of allowance of $29 and $28, respectively	385	547
Deferred tax assets	86	88
Prepaid expenses and other current assets	249	329
Total Current Assets	16,907	16,540
Vessels, equipment and property, net	42,576	42,087
Drydocking costs, net	404	538
Long-term deferred tax assets	2,469	2,450
Goodwill	189	189
Intangible assets, net	62	14
Long-term prepaid taxes	2,843	2,873
Long-term other receivables, net of current portion	800	2,377
Total Assets	$ 66,250	$ 67,068

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,150	$ 2,319
Accounts payable to related parties	123	76
Accrued expenses	1,701	1,690
Taxes payable	767	527
Accelerated put option liability	22,119	21,649
Long-term debt - current portion	76,718	75,284
Total Current Liabilities	103,578	101,545
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(68,880)	(66,536)
Accumulated other comprehensive loss	(20,129)	(20,141)
Deficit attributable to Caspian Services, Inc. Shareholders	(24,124)	(21,792)
Deficit attributable to noncontrolling interests	(13,204)	(12,685)
Total Deficit	(37,328)	(34,477)
Total Liabilities and Deficit	$ 66,250	$ 67,068

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

	For The Three Months Ended December 31,
	2014	2013

Revenues
Vessel revenues	$ 4,762	$ 5,288
Geophysical service revenues (which includes $0 and $385, respectively, from related parties)	1,002	4,113
Marine base service revenues (which includes $10 and $130, respectively, from related parties)	333	357
Total Revenues	6,097	9,758

Operating Expenses
Vessel operating costs	2,499	3,092
Cost of geophysical service revenues	932	1,680
Cost of marine base service (which includes $15 and $30, respectively, to related parties)	171	184
Depreciation and amortization	1,219	1,210
General and administrative expense	1,894	2,150
Total Costs and Operating Expenses	6,715	8,316
Income (Loss) from Operations	(618)	1,442

Other Income (Expense)
Interest expense	(2,238)	(2,000)
Foreign currency transaction income (loss)	(90)	15
Interest income	-	12
Other non-operating income, net	60	94
Net Other Expense	(2,268)	(1,879)

Loss from Continuing Operations Before Income Tax	(2,886)	(437)
Benefit from (provision for) income tax	23	(262)
Net Loss	(2,863)	(699)
Net loss attributable to noncontrolling interests	519	25
Net Loss Attributable to Caspian Services, Inc	$ (2,344)	$ (674)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	12	-
Comprehensive Loss	(2,332)	(674)
Comprehensive loss attributable to non-controlling interest	-	(50)
Comprehensive Loss Attributable to Caspian Services, Inc	$ (2,332)	$ (724)
Basic and Diluted Loss per Share	$ (0.05)	$ (0.01)
Weighted Average Shares Outstanding	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Three Months
	Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$ (2,863)	$ (699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,219	1,210
Accrued interest on accelerated put option	470	505
Foreign currency transaction loss	90	(15)
Stock based compensation	-	1
Changes in current assets and liabilities:
Trade accounts receivable	2,095	2,105
Trade accounts receivable from related parties	(82)	(399)
Short-term notes from related parties	(1,103)	-
Other receivables	279	(450)
Inventories	(116)	(7)
Prepaid taxes	(224)	(2)
Advances paid	163	(174)
Deferred tax assets	(2)	220
Prepaid expenses and other current assets	80	49
Long-term prepaid taxes	23	649
Long-term other receivables, net of current portion	(127)	11
Accounts payable	(163)	(328)
Accounts payable to related parties	50	-
Accrued expenses	1,830	879
Taxes payable	243	(6)
Deferred revenue	-	182
Long-term deferred revenue from related parties	-	(44)
Long-term deferred income tax liability	(21)	(29)
Net cash provided by operating activities	$ 1,841	$ 3,658

Cash flows from investing activities:
Payments to purchase vessels, equipment and property	(15)	(1,959)
Net cash used in investing activities	$ (15)	$ (1,959)

Cash flows from financing activities:
Payments on long-term debt	(300)	(200)
Net cash used in financing activities	$ (300)	$ (200)
Effect of exchange rate changes on cash	19	(10)
Net change in cash	1,545	1,489
Cash at beginning of period	1,957	3,973
Cash at end of period	$ 3,502	$ 5,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 300	$ 200
Non-cash capital expenditures	$ 1,707	$ -

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2015. Operating results for the three-month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

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
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable.  As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at December 31, 2014 and September 30, 2014. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $22,119 and $21,649 as of December 31, 2014 and September 30, 2014, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,600 in reduction of interest due as of December 31, 2014.

The failure to pay interest on the Consolidated Note when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at December 31, 2014 and September 30, 2014. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

In August 2008 MOBY entered into a Loan Agreement (the “MOBY Loan Agreement”) with EBRD.  In connection with the loan, EBRD required the Company and others to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY loan.  The guarantee obligation of each party is limited to each party’s respective ownership interest in MOBY.

The outstanding balance of the MOBY loan was $6,074 and $5,998 as of December 31, 2014 and September 30, 2014, respectively, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after August 2011. As of December 31, 2014 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or the guarantee obligation of the Company.  Should EBRD determine to take action, the Company would not have sufficient funds to repay its portion of the MOBY loan or the guarantee and would be forced to seek sources of funding to satisfy these obligations.

Should EBRD or Investor determine to accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts.  As of December 31, 2014 the

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

book value of collateralized assets was $31,772. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

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

Marine Base Services – Marine base services consist of operating a marine base with a boat repair and drydocking services yard located at the Port of Bautino on the North Caspian Sea.

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

For the three months ended December 31, 2014 the Company had 800,000 options outstanding and 427,056,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $22,119, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At December 31, 2014 and 2013 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

Drydocking Costs – The Company’s vessels must be periodically drydocked and undergo certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months.  Drydocking costs comprise painting the vessels’ hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

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

The Kazakh Tenge (KZT) is the functional currency of Caspian LLP, TatArka, Balykshi, Kyran and MOBY; the Euro is the functional currency of Caspian B.V. and the Russian Ruble is the functional currency of Caspian LLC.  Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of operations and comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are part of accumulated other comprehensive income (loss) and are shown as part of shareholders’ equity.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The translation of KZT, Euro and Russian Ruble denominated assets and liabilities into USD for the purpose of these condensed consolidated financial statements does not necessarily mean the Company could realize or settle, in USD, the reported values of these assets and liabilities in USD. Likewise it does not mean the Company could return or distribute the reported USD value of its subsidiaries’ capital to its shareholders.

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

Concentration of Revenue – During the first fiscal quarter 2015 vessel revenue from four customers that together represented approximately 75% of total vessel revenue as follows, Customer A – 25%; Customer B – 22%; Customer C – 15%; and Customer D – 13%.

During the first fiscal quarter 2015 geophysical service revenue from one customer represented 100% of total geophysical service revenue.

During the first fiscal quarter 2015 marine base revenue from two customers represented 62% of total marine base revenue as follows, Customer A – 50% and Customer B – 12%.

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

In May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance.  This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year.  The Company is evaluating the impact of this update on its financial statements.

In June 2014 FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition.  ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In August 2014 the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s operating results or financial condition.

The Company has considered all recent accounting pronouncements issued or proposed by the FASB and other standards-setting bodies since the last audit of its financial statements. The Company does not believe that these pronouncements will have a material effect on the Company’s financial statements.

Subsequent Events – The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,	September 30,
	2014	2014

Secured non-negotiable promissory note payable to Investor; interest at 0.26%
due June 30, 2015	$ 10,892	$ 10,885

Secured convertible consolidated promissory note payable to Investor; interest at 12%
(default interest at 13%) due June 15, 2015	33,629	32,862

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	26,123	25,539

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,074	5,998

Total Long-term Debt	76,718	75,284
Less: Current Portion	(76,718)	(75,284)
Long-term Debt - Net of Current Portion	$ -	$ -

Notes Payable to Investor

In 2008 the Company entered into Facility agreements with Altima Central Asia (Master) Fund Ltd. (“Altima”) and Great Circle Energy Services LLC (“Great Circle”).  Pursuant to the Facility agreements, each party made an unsecured loan to the Company in the amount of $15,000.  The Altima loan matured and became due and payable in June 2011 while the Great Circle loan matured and became due and payable in December 2011.  The Altima and Great Circle loans (“Loans”) bore interest at 13% per annum. At June 30, 2011 these Loans and accrued interest totaled $42,264. During June and July 2011 Investor acquired these Loans and on September 30, 2011 the Company and Investor agreed to restructure the Loans.  Prior to the restructuring, the Company made payments to Investor reducing the total debt balance to $37,246. Within 30 days of closing, the Company agreed to make a $2,000 cash payment to Investor which was credited as a reduction of principal due. This payment was made during fiscal 2012. In satisfaction of the remaining outstanding balance of the restructured loan obligations, the Company issued Investor the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446.  The Company has agreed to collateralize Investor’s Notes with non-marine base-related assets.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and Investor terminate restructuring negotiations with EBRD.  The Non-Negotiable Note initially had a maturity date of September 30, 2014.  In September 2014 the Company and Investor entered into a first amendment to this Note, which extended the maturity date to June 30, 2015 (Extended Maturity Date).  If the issuance of common stock had not been demanded by Investor or made at the election of the Company by the Extended Maturity Date the Company must repay the principal and interest in cash.

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

The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, was initially due and payable on September 30, 2014. In September 2014 a first amendment to this Note was entered into between the Company and Investor, which extended the maturity date to June 30, 2015. The Company may elect to prepay principal in increments of $1,000 at the time of any scheduled interest payment, except in the case of full repayment of principal and interest which may be made at any time.

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $700 was paid during the fiscal 2014 and $300 was paid in December 2014. The failure to pay the interest on the Consolidated Note may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at December 31, 2014 and September 30, 2014.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Registration Rights Agreement

In connection with restructuring the Facility agreements, the Company and Investor agreed to enter into a Registration Rights Agreement granting Investor the right to require the Company to register all or any part of the shares held by Investor, including but not limited to, any shares issued in satisfaction of the Notes.  As of the date of this report no agreement has been finalized.

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

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the semi-annual repayment installments have been made by the Company.  The failure to pay principal or interest when due constitutes an event of default under the EBRD Loan Agreement.  The EBRD Loan Agreement provides that if the Borrower fails to pay when due any amount payable by it under the Loan Agreement, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

EBRD Loan to MOBY

As of December 31, 2014 the outstanding balance of the MOBY loan was $6,074, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

As of December 31, 2014 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To date, to the Company’s knowledge, EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or the guarantee obligations of the Company under the Guarantee.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay its portion of the MOBY Loan nor would the Company have sufficient funds to pay it obligations under the Guarantee.

The Company is engaged in ongoing discussions with EBRD about restructuring the terms of its financial obligations to EBRD, but there is no guarantee the Company will be successful in doing so.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the three months ended December 31, 2014 and 2013 consisted of the following:

		For the Three Months ended December 31,
Related Party's Name	Description	2014	2013

Moby	Marine base revenue	$ -	$ 130
Kazmortransflot	Marine base revenue	10	-
Bolz	Seismic services revenue	-	385
Sayat Media	Equipment and vehicles lease expenses	(9)	(17)
Others	Other services	(6)	(13)
TOTAL		$ (5)	$ 485

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of December 31, 2014 and September 30, 2014 consisted of the following:

Related Party's Name	Description	December 31, 2014	September 30, 2014

Demeu Energy	Advance given for vehicles delivery	$ 274	$ 275
Sayat Media	Advance given for spare parts delivery	82	-
Caspian Geo Consulting	Advance given for equipment delivery	165	165
	Allowance for doubtful accounts	(439)	(440)
TOTAL		$ 82	$ -

Accounts payable to related parties as of December 31, 2014 and September 30, 2014 consisted of the following:

Related Party's Name	Description	December 31, 2014	September 30, 2014

Sequa Petroleum	Advances received for rendering services	$ 43	$ -
Sayat Media	Other services	14	13
Others	Others	66	63
TOTAL		$ 123	$ 76

Short-term notes from related parties as of December 31, 2014 and September 30, 2014 consisted of the following:

Related Party's Name	Description	December 31, 2014	September 30, 2014

Caspian Geo Consulting	Notes receivable	$ 1,097	$ -
Sayat Media	Notes receivable	-	70
TOTAL		$ 1,097	$ 70

Sayat Media – In September 2014 Balykshi entered into loan agreement with Sayat Media (a company related through Balykshi’s management). Pursuant to the loan agreement Balykshi provided a loan to Sayat Media in the amount of $70. The note receivable bear interest at 5.5% per annum and matures in one year. This loan was fully repaid in November 2014.

Caspian Geo-Consulting Services LLP – On November 12, 2014 and December 10, 2014 CSG LLP entered into loan agreements with Caspian Geo-Consulting Services LLP. Pursuant to the loan agreements CSG LLP has provided loans to Caspian Geo-Consulting Services LLP in the amount of $1,097. The notes receivable bear no interest and mature in one year.

NOTE 6 — FAIR VALUE MEASUREMENTS

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
December 31, 2014 (UNAUDITED)
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

Recurring basis:

At December 31, 2014 and September 30, 2014 the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $470 change during the three months ended December 31, 2014 was for the 20% rate of return and it was charged to interest expense.

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

There were no changes in the valuation techniques during the first fiscal quarter 2015.

Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44
Put option liability	22,119	-	-	22,119
Total	$ 22,163	$ -	$ -	$ 22,163

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44
Put option liability	21,649	-	-	21,649
Total	$ 21,693	$ -	$ -	$ 21,693

NOTE 7 — SEGMENT INFORMATION

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months
	Ended December 31,
	2014	2013
Capital Expenditures
Vessel Operations	$ 124	$ 457
Geophysical Services	1,707	1,502
Marine Base Services	-	-
Total segments	1,831	1,959
Corporate assets	-	-
Less intersegment investments	(109)	-
Total consolidated	$ 1,722	$ 1,959

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2014	2013
Revenues
Vessel Operations	$ 5,137	$ 5,914
Geophysical Services	1,002	4,113
Marine Base Services	414	2,211
Total segments	6,553	12,238
Corporate revenue	-	-
Less intersegment revenues	(456)	(2,480)
Total consolidated	$ 6,097	$ 9,758

Depreciation and Amortization
Vessel Operations	$ (446)	$ (521)
Geophysical Services	(384)	(322)
Marine Base Services	(389)	(367)
Total segments	(1,219)	(1,210)
Corporate depreciation and amortization	-	-
Total consolidated	$ (1,219)	$ (1,210)

Interest Expense
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(1,654)	(1,462)
Total segments	(1,654)	(1,462)
Corporate interest expense	(584)	(538)
Total consolidated	$ (2,238)	$ (2,000)

Income/(Loss) Before Income Tax
Vessel Operations	$ 910	$ 562
Geophysical Services	(693)	1,559
Marine Base Services	(2,376)	(1,850)
Total segments	(2,159)	271
Corporate loss	(727)	(708)
Total consolidated	$ (2,886)	$ (437)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2014	2013
Benefit from (Provision for) Income Tax
Vessel Operations	$ (131)	$ 260
Geophysical Services	154	(522)
Marine Base Services	-	-
Total segments	23	(262)
Corporate provision for income tax	-	-
Total consolidated	$ 23	$ (262)

Loss Attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	519	25
Total segments	519	25
Corporate noncontrolling interest	-	-
Total consolidated	$ 519	$ 25

Net (Loss)/Income Attributable to Caspian Services Inc.
Vessel Operations	$ 779	$ 822
Geophysical Services	(539)	1,037
Marine Base Services	(1,857)	(1,825)
Total segments	(1,617)	34
Corporate loss	(727)	(708)
Total consolidated	$ (2,344)	$ (674)

	December 31,	September 30,
Segment Assets	2014	2014
Vessel Operations	$ 18,944	$ 15,219
Geophysical Services	18,182	18,663
Marine Base Services	68,618	73,001
Total segments	105,744	106,883
Corporate assets	1,083	766
Less intersegment investments	(40,577)	(40,581)
Total consolidated	$ 66,250	$ 67,068

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2014 and our other filings with the Securities and Exchange Commission.

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this quarterly report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, changes in the composition of the services we offer, future revenues, expenses, capital expenditures, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing debts in a manner that will allow us to continue operating or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, commodity price fluctuations and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Business Review

As a result of the recent significant decline in world oil prices and the continued delay in development of the Kashagan oil field, we anticipate demand for our services will be lower in fiscal 2015.  Current projections place commencement of the second phase of development of the Kashagan oil field some time in 2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up and world oil prices rebound.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.  Additionally, we continued to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea.

During the three months ended December 31, 2014, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months
	Ended December 31,
	2014	2013	% change

VESSEL OPERATIONS
Operating Revenue	$ 5,137	$ 5,914	-13%
Pretax Operating Income/(Loss)	910	562	62%

GEOPHYSICAL SERVICES
Operating Revenue	$ 1,002	$ 4,113	-76%
Pretax Operating Income/(Loss)	(693)	1,559	-144%

MARINE BASE SERVICES
Operating Revenue	$ 414	$ 2,211	-81%
Pretax Operating Loss	(2,376)	(1,850)	28%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(727)	(708)	3%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

            Total revenue during the three months ended December 31, 2014 was $6,097 compared to $9,758 during the three months ended December 31, 2013, a decrease of 38%.

Vessel revenues were down 10% due to less utilization of our vessels in the first fiscal quarter 2015. We expect demand for our vessels during the remainder of fiscal 2015 in the Kazakhstan sector of the Caspian Sea to be flat or to soften, so we will continue to pursue opportunities in the Turkmenistan and Russian sectors of Caspian Sea.

Revenue from geophysical services decreased 76% from $4,113 during the first fiscal quarter 2014 to $1,002 during the first fiscal quarter 2015.  This is a result of completing four successful projects during the first fiscal quarter 2014 compared to one project during the first fiscal quarter 2015. As a result of the significant decrease in world oil prices, we expect less demand for our geophysical services until oil prices rebound.

During the first fiscal quarter 2014 our geophysical services segment collected overdue payments from a related party (Bolz LLP) in the amount of $1,953.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the first fiscal quarter 2014 for the amount of the repayment received. No similar transactions occurred during the first fiscal 2015.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $724 during the first fiscal quarter 2014 to $2,332 during the first fiscal quarter 2015.

Vessel Operations

First fiscal quarter 2015 revenue from vessel operations of $4,762 was 10% lower than the first fiscal quarter 2014 as fewer vessels were utilized in the first fiscal quarter 2015.  As the market reacts to the decline in world oil prices, we expect vessel revenues will be lower throughout fiscal 2015 and we do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended December 31, 2014 vessel operating costs of $2,499 were 19% lower than during the three months ended December 31, 2013, primarily as a result of the decrease in vessel utilization.  As a result of the decreased revenues our net income from vessel operations in the first fiscal quarter 2015 decreased to $779 compared to net income of $822 in the first fiscal quarter of 2014.

Geophysical Services

Revenue from geophysical services decreased 76% from $4,113 during the first fiscal quarter 2014 to $1,002 during the first fiscal quarter 2015.  This is a result of completing four successful projects during first fiscal quarter 2014 compared to one completed project during the first fiscal quarter 2015.  As a result of the decreased activity, cost of geophysical service revenues decreased by 45% to $932.

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

No similar transactions occurred during the first fiscal 2015.

As a result of decreased activity and reversal of a portion of the allowance for the overdue receivable from a related party in our geophysical services business during the first fiscal quarter 2014, we realized net income attributable to Caspian Services, Inc. from geophysical operations of $1,037 during the first fiscal quarter 2014.   As we had no similar transactions during the first fiscal quarter 2015, coupled with the decrease in projects performed, during the first fiscal quarter 2015 we realized a net loss attributable to Caspian Services, Inc. of $539.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2015 will be worse than fiscal 2014 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.

Marine Base Services

Our marine base services revenues decreased 7% to $333 during the first fiscal quarter 2015.  The revenue generated was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,654 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.  During the first fiscal quarter 2015 we realized a marine base services loss of $1,857 compared to a loss of $1,825 during the first fiscal quarter 2014.

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

Corporate Administration

During the first fiscal quarter 2015, net loss from corporate administration was $727, which is 3% higher than net loss for the first fiscal quarter 2014. The increase represents the effect of the capitalization of interest on Investor’s Notes.

Depreciation

Depreciation expense of $1,219 during the first fiscal quarter 2015 was in line with depreciation expense incurred during the first fiscal quarter 2014.

General and Administrative Expenses

General and administrative expenses decreased 12% or $256 to $1,894 during the quarter ended December 31, 2014.  Excluding the effect of the reversed provision of $1,953 for Bolz LLP and paid bonus of $977 to Mr. Vasilenko during the first fiscal quarter 2014, which were mentioned above, total general and administrative expenses for the first fiscal quarter 2015 would  have decreased 60% or $1,232 compared to the first fiscal quarter 2014.

The decrease in general and administrative expenses is mostly due to (i) the write-off  $620 of other receivables due from Kazmorgeophisica to Tatarka during the first fiscal 2014, (ii) payment of $165 of retention bonuses to certain executive officers and  (iii) payment of $70 of loyalty bonuses to non-executive officers recognized during the first fiscal quarter 2014. No such expenses were recognized during the first fiscal quarter 2015.

Interest Expense

Interest expense of $2,238 was $238 higher during the three months ended December 31, 2014 than during the three months ended December 31, 2013. The increase represents the effect of the capitalization of Investor’s Note interest and accrual of EBRD-MOBY loan interest accrual during the first fiscal quarter 2015.

Exchange Loss

 During the first fiscal quarter 2015 we realized an exchange loss of $90 compared to an exchange income of $15 during the first fiscal quarter 2014.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended December 31, 2014 we realized net other non-operating income of $60 compared to $94 during the quarter ended December 31, 2013.

Net Other Expenses

Net other expenses increased 21% to $2,268 during the first fiscal quarter 2015.  The increase in net other expenses is mostly attributable to increased interest expenses as discussed above.

Benefit from (Provision for) Income Tax

During the three months ended December 31, 2014 we realized a benefit from income tax in the amount of $23 compared to a provision for income tax in the amount of $262 during the three months ended December 31, 2013. This difference was caused by the fact that the TatArka incurred taxable loss during the first fiscal quarter 2015, while the Kazakhstan branch of CSG and TatArka recognized taxable income during the first fiscal quarter 2014.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2015 we realized a net loss attributable to Caspian Services, Inc. of $2,344.  By comparison, during our first fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $674.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended December 31, 2014 we realized a foreign currency translation adjustment of $12 and comprehensive income attributable to non-controlling interest of $0, compared to a foreign currency translation adjustment of $0 and comprehensive loss attributable to non-controlling interests of $50 during the quarter ended December 31, 2013.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $2,332 during the first fiscal quarter 2015 compared to $724 during the first fiscal quarter 2014.

Liquidity and Capital Resources

At December 31, 2014 we had cash on hand of $3,502 compared to cash on hand of $1,957 at September 30, 2014.  At December 31, 2014 total current liabilities exceeded total current assets by $86,671.  This was mainly attributable to the EBRD loans and put option and the Investor Notes being classified as current liabilities.

In 2007 our subsidiary Balykhsi entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of December 31, 2014 the outstanding loan balance and accrued interest of the Balykshi loan was $26,123.  The Balykshi loan matures in May 2015.  The Balykshi financing agreements contain financial and other covenants, the violation of which could be deemed a default under those agreements.  Pursuant to the terms of these financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of this loan, together with all accrued interest, immediately due and payable or payable on demand.  The Balykhsi financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The Balykshi loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE.

In connection with the Balykhsi financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base within a reasonable period of time.  Currently, Balykshi has insufficient funds to complete the dredging project.  As the dredging was not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the Balykshi-EBRD financing agreements.

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

As discussed above, under the terms of the Balykshi Loan Agreement, as amended, the semi-annual repayment installments under the Balykshi loan are due each year on November 20 and May 20.  As of the date of this report none of the required installment payments has been made, which may constitute an event of default under the Balykshi Loan Agreement and may constitute a default under the Put Option Agreement. The default interest rate of the Balykhsi loan of 9% is applied to the payments due but not paid.

As of December 31, 2014 the outstanding balance of the MOBY loan from EBRD was $6,074 including the accrued and unpaid interest.  The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate of the interbank rate plus a margin of 3.6% plus an additional 2% per annum shall be charged.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of December 31, 2014 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge EBRD has not sought to accelerate the debt obligations of MOBY or enforce the guarantee obligations of the Company under the Guarantee.

Should EBRD accelerate its loans to Balykshi or MOBY or its put option, or should it seek to enforce the MOBY loan guarantee, or our other financial obligations to it, we would have insufficient funds to satisfy those obligations collectively or individually. If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE.

We are engaged in ongoing discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding definitive restructuring agreements with EBRD on favorable terms, or at all.

To help meet our additional funding obligations to construct the marine base, in 2008 we entered into two facility agreements pursuant to which we obtained debt funding of $30,000.  In June and July 2011 Investor acquired the two facility agreements.  In September 2011 we issued Investor two secured promissory notes, the Non-Negotiable Note in the principal amount of $10,800 and the Consolidated Note in the principal amount of $24,446 in connection with a proposed restructuring of the facility agreements.  We agreed to secure these Notes with non-marine base assets that have not been pledged to EBRD.
Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by Investor or made at our election by the June 30, 2015 extended maturity date, we are required to repay the principal and interest in cash.  We do not currently expect to have sufficient cash to repay the principal and interest of the Non-Negotiable Note if it were to reach the extended maturity date without having been satisfied through the issuance of our common stock.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The unpaid principal amount of the Consolidated Note and any accrued but unpaid interest thereon shall be due and payable on the extended maturity date of the Consolidated Note, which is June 30, 2015.  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

With the increase in our authorized common stock in May 2013 Investor now has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the Balykshi-EBRD financing agreements.

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,600 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at December 31, 2014 and September 30, 2014.  As of the date of this report, to our knowledge, Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

    While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations to improve significantly until the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the recent significant decrease in world oil prices will have a negative impact on our revenues until such time as oil prices rebound.

Our ability to continue as a going concern is dependent upon, among other things, our ability to (i) successfully restructure our financial obligations to EBRD and Investor, (ii) increase our revenues and improve our operating results to a level that will allow us to service our financial obligations, and/or (iii) attract other significant sources of funding and a return to higher world oil prices. Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2014 and 2013.

	Period ended December 31,
	2014	2013
Net cash provided by operating activities	$ 1,841	$ 3,658
Net cash used in investing activities	(15)	(1,959)
Net cash used in financing activities	(300)	(200)
Effect of exchange rate changes on cash	19	(10)
Net Change in Cash	$ 1,545	$ 1,489

Net cash flow from operations for the three months ended December 31, 2014 was positive, mostly due to a decrease in trade accounts receivable of $2,095.

Net cash used in financing activities during the three months ended December 31, 2014 represents partial payment of interest due to Investor under the Notes.

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Notes Payable to Investor	$ 44,521	$44,521	$ -	$ -	$ -
Loans from EBRD	32,197	32,197	-	-	-
Accelerated put option liability	22,119	22,119	-	-	-
Operating leases - vessels	7,465	592	1,935	1,931	3,007
Operating leases - other	553	272	279	2	-
Total	$106,855	$99,701	$ 2,214	$ 1,933	$ 3,007

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective in (i) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the Commission’s rules and forms and (ii) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2014 filed on January 13, 2015.

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date:February 23, 2015	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date:February 23, 2015	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer