Form 10-Q
period 2015-03-31
CASPIAN SERVICES INC
filed 2015-05-20
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐   No☑

As of May 13, 2015, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and September 30, 2014	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months and six months ended March 31, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
six months ended March 31, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Qualitative and Quantitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 3. Defaults Upon Senior Securities	39

Item 6. Exhibits	39

Signatures	41

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 1,480	$ 1,957
Trade accounts receivable, net of allowance of $3,890 and $3,454, respectively	5,343	10,458
Trade accounts receivable from related parties, net of allowance of $431 and $440, respectively	642	-
Short-term notes from related parties	2,963	70
Other receivables, net of allowance of $715 and $730, respectively	381	558
Inventories	1,316	1,261
Property held for sale, net of allowance of $1,052 and $1,074, respectively	44	44
Prepaid taxes	58	1,228
Advances paid, net of allowance of $27 and $28, respectively	319	547
Deferred tax assets	1,032	88
Prepaid expenses and other current assets	249	329
Total Current Assets	13,827	16,540
Vessels, equipment and property, net	40,793	42,087
Drydocking costs, net	308	538
Long-term deferred tax assets	2,507	2,450
Goodwill	185	189
Intangible assets, net	58	14
Long-term prepaid taxes	2,958	2,873
Long-term other receivables, net of current portion	777	2,377
Total Assets	$ 61,413	$ 67,068

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 1,880	$ 2,319
Accounts payable to related parties	81	76
Accrued expenses	1,543	1,690
Taxes payable	311	527
Deferred revenue	29	-
Accelerated put option liability	22,641	21,649
Long-term debt - current portion	78,439	75,284
Total Current Liabilities	104,924	101,545
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(74,879)	(66,536)
Accumulated other comprehensive loss	(20,267)	(20,141)
Deficit attributable to Caspian Services, Inc. Shareholders	(30,261)	(21,792)
Deficit attributable to noncontrolling interests	(13,250)	(12,685)
Total Deficit	(43,511)	(34,477)
Total Liabilities and Deficit	$ 61,413	$ 67,068

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2015	2014	2015	2014

Revenues
Vessel revenues	$ 1,128	$ 548	$ 5,890	$ 5,836
Geophysical service revenues (which includes $880 from related parties for the three and six months ended
March 31, 2015, and $0 from related parties for the three and six months ended March 31, 2014)	1,094	3,155	2,096	7,268
Marine base service revenues (which includes $58 from related parties for the three and six months ended
March 31, 2015, and $535 and $665 from related parties for the three and six months ended March 31, 2014,
respectively)	443	859	776	1,216
Total Revenues	2,665	4,562	8,762	14,320

Operating Expenses
Vessel operating costs	1,325	1,760	3,824	4,852
Cost of geophysical service revenues	901	2,391	1,833	4,071
Cost of marine base service	190	170	361	354
Impairment loss	-	56	-	56
Depreciation and amortization	1,237	1,067	2,456	2,277
General and administrative expense	2,463	1,900	4,357	4,050
Total Costs and Operating Expenses	6,116	7,344	12,831	15,660
Loss from Operations	(3,451)	(2,782)	(4,069)	(1,340)

Other Income (Expense)
Interest expense	(2,235)	(1,973)	(4,473)	(3,973)
Foreign currency transaction loss	(891)	(6,478)	(981)	(6,463)
Interest income	-	11	-	23
Other non-operating income (loss), net	(18)	(75)	42	19
Net Other Expense	(3,144)	(8,515)	(5,412)	(10,394)

Loss from Continuing Operations Before Income Tax	(6,595)	(11,297)	(9,481)	(11,734)
Benefit from income tax	466	340	489	78
Net loss	(6,129)	(10,957)	(8,992)	(11,656)
Net loss attributable to noncontrolling interests	130	1,830	649	1,855
Net loss attributable to Caspian Services, Inc	$ (5,999)	$ (9,127)	$ (8,343)	$ (9,801)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	72	(4,593)	84	(4,593)
Comprehensive loss	(5,927)	(13,720)	(8,259)	(14,394)
Comprehensive loss attributable to non-controlling interest	(649)	497	(649)	447
Comprehensive loss attributable to Caspian Services, Inc	$ (6,576)	$ (13,223)	$ (8,908)	$ (13,947)
Basic and Diluted Loss per Share	$ (0.11)	$ (0.17)	$ (0.16)	$ (0.19)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$ (8,992)	$ (11,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,456	2,277
Impairment loss	-	56
Accrued interest on accelerated put option	992	1,039
Foreign currency transaction loss	981	6,463
Stock based compensation	-	3
Changes in current assets and liabilities:
Trade accounts receivable	4,977	2,652
Trade accounts receivable from related parties	(642)	1,237
Short-term notes from related parties	(3,006)	-
Other receivables	196	854
Inventories	(90)	(339)
Inventories held for sale	-	56
Prepaid taxes	1,162	(186)
Advances paid	225	156
Deferred tax assets	(1,024)	(49)
Prepaid expenses and other current assets	76	22
Long-term prepaid taxes	(137)	628
Long-term other receivables, net of current portion	(160)	18
Accounts payable	(411)	(400)
Accounts payable to related parties	-	(1,826)
Accrued expenses	4,008	6,419
Taxes payable	(209)	(491)
Deferred revenue	29	(8)
Long-term deferred income tax liability	(60)	(48)
Net cash provided by operating activities	$ 371	$ 6,877

Cash flows from investing activities:
Payments to purchase vessels, equipment and property	(55)	(3,002)
Net cash used in investing activities	$ (55)	$ (3,002)

Cash flows from financing activities:
Payments on long-term debt	(300)	(300)
Net cash used in financing activities	$ (300)	$ (300)
Effect of exchange rate changes on cash	(493)	(4,525)
Net change in cash	(477)	(950)
Cash at beginning of period	1,957	3,973
Cash at end of period	$ 1,480	$ 3,023

Supplemental disclosure of cash flow information:
Cash paid for interest	300	300
Non-cash capital expenditures	$ 1,736	$ -

 See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2015. Operating results for the six-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Under the terms of the EBRD Loan Agreement, as amended, Balykshi is required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid. As of the date of this report, none of the required semi-annual repayment installments have been made. The failure to pay the principal or interest on the EBRD loan when due may constitute an event of default under the EBRD Loan Agreement. The EBRD financing agreements have acceleration right features that, in the event of default, allow EBRD to declare the loans and accrued interest immediately due and payable. As a result, the Company has included the EBRD loan and all accrued interest as current liabilities at March 31, 2015 and September 30, 2014. Additionally, an event of default may trigger the acceleration clause in the Put Option Agreement with EBRD which would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $22,641 and $21,649 as of March 31, 2015 and September 30, 2014, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  EBRD also previously notified the Company that it believes the Company and Balykshi are in violation of certain other covenants of the EBRD financing agreements.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to accelerate repayment of the loan or the put option.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Investor has the right at any time following a five day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.  Any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,600 in reduction of interest due as of March 31, 2015.

The failure to pay interest on the Consolidated Note when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at March 31, 2015 and September 30, 2014. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

In August 2008 MOBY entered into a Loan Agreement (the “MOBY Loan Agreement”) with EBRD.  In connection with the loan, EBRD required the Company and others to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY loan.  The guarantee obligation of each party is limited to each party’s respective ownership interest in MOBY.

The outstanding balance of the MOBY loan was $6,153 and $5,998 as of March 31, 2015 and September 30, 2014, respectively, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after August 2011. As of March 31, 2015 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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

Should EBRD or Investor determine to accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and near-term anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be very difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts.  As of March 31, 2015 the book value of collateralized assets was approximately $30,821. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets. The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Correction to Previously Issued Financial Statements – In the current period, the Company identified mathematical errors in the calculation of basic and diluted loss per share for the three month and the six month periods ending March 31, 2014. This mathematical error was related to the use of the net loss as the numerator. To correct this mathematical error, the Company changed the formula to use the net loss attributable to the Caspian Services as the numerator. The Company has assessed the impact of the mathematical error on each period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin ("SAB") No.99, Materiality, and has determined that the impact of the error was not material to the previously issued unaudited condensed consolidated financial statements. The Company has elected to revise its previously issued unaudited condensed consolidated financial statements to facilitate comparisons across periods. The Company has corrected the basic and diluted loss per share for the three month and the six month periods ending March 31, 2014, as follows:

	For The Three Months Ended March 31, 2014			For The Six Months Ended March 31, 2014
	Previously reported	Revised	Difference	Previously reported	Revised	Difference
Basic and Diluted Loss per Share	$ (0.21)	$ (0.17)	$ (0.04)	$ (0.22)	$ (0.19)	$ (0.03)

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

For the three and six months ended March 31, 2015 the Company had 800,000 options outstanding and 437,555,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
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

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $22,641, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At March 31, 2015 and 2014 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Concentration of Revenue – During the six months ended March 31, 2015 vessel revenue from four customers that together represented approximately 72% of total vessel revenue as follows, Customer A – 22%; Customer B – 20%; Customer C – 18%; and Customer D – 12%.

During the six months ended March 31, 2015 geophysical service revenue from two customers that together represented approximately 96% of total geophysical revenue as follows, Customer A – 54% and Customer B – 42%.

During  the six months ended March 31, 2015  marine base revenue from three customers represented 75% of total marine base revenue as follows, Customer A – 41%, Customer B – 24%, and Customer C – 10% .

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
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

In June 2014 FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718) – Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition.  ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	March 31,	September 30,
	2015	2014

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,899	$ 10,885
due June 30, 2015

Secured convertible consolidated promissory note payable to Investor; interest at 12%	34,673	32,862
(default interest at 13%) due June 30, 2015

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	26,714	25,539

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,153	5,998

Total Long-term Debt	78,439	75,284
Less: Current Portion	(78,439)	(75,284)
Long-term Debt - Net of Current Portion	$ -	$ -

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  During fiscal 2013 the Company paid $1,600 to Investor, which was credited as a reduction of interest due under the Consolidated Note. An additional $700 was paid during the fiscal 2014 and $300 was paid in December 2014. The failure to pay the interest on the Consolidated Note may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at March 31, 2015 and September 30, 2014.

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
March 31, 2015 (UNAUDITED)
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

EBRD Loan to MOBY

As of March 31, 2015 the outstanding balance of the MOBY loan was $6,153, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of March 31, 2015 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 5 — RELATED PARTY TRANSACTIONS

Seismic revenue recognized from Sequa Petroleum (a company related through common ownership) for the three and six months ended March 31, 2015 was $880.

Revenue from the agent fee for the marine base services recognized from Sayat Media (a company related through common management) for the three and six months ended March 31, 2015 was $49.

Marine base services revenue from Kazmortansflot (a company related through participation in a joint venture) for the three and six months ended March 31, 2015 was $0 and $9, respectively.

Lease revenue recognized from MOBY for the three and six months ended March 31, 2014 was $535 and $665, respectively.

Accounts receivable from related parties as of March 31, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	March 31, 2015	September 30, 2014

Sequa Petroleum	Seismic services	$ 456	$ -
Demeu Energy	Advance given for vehicles delivery	269	275
Sayat Media	Receivable from agent for marine base services	185	-
Caspian Geo Consulting	Advance given for equipment delivery	162	165
	Allowance for doubtful accounts	(430)	(440)
TOTAL		$ 642	$ -

Accounts payable to related parties as of March 31, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	March 31, 2015	September 30, 2014

Sayat Media	Other services	$ 15	$ 13
Others	Others	66	63
TOTAL		$ 81	$ 76

Short-term notes from related parties as of March 31, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	March 31, 2015	September 30, 2014

Caspian Geo Consulting	Notes Receivable	$ 2,963	$ -
Sayat Media	Notes Receivable	-	70
TOTAL		$ 2,963	$ 70

Sayat Media – In September 2014 Balykshi entered into loan agreement with Sayat Media (a company related through Balykshi’s management). Pursuant to the loan agreement Balykshi provided a loan to Sayat Media in the amount of $70. The note receivable bore interest at 5.5% per annum and was scheduled to mature in one year. This loan was fully repaid in November 2014.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Caspian Geo-Consulting Services LLP – During the period from  November 2014 to March 2015 CSG LLP entered into five loan agreements with Caspian Geo-Consulting Services LLP. Pursuant to the loan agreements CSG LLP has provided loans to Caspian Geo-Consulting Services LLP in the amount of $2,963. The notes receivable bear no interest and mature in one year.

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

Recurring basis:

At March 31, 2015 and September 30, 2014 the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $992 change during the six months ended March 31, 2015 was for the 20% rate of return and it was charged to interest expense.

The value of the Property held for sale was derived based on estimated sales price of the property. The estimation of sales price is made based on the market prices of similar vessels.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
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

There were no changes in the valuation techniques during the six months ended March 31, 2015.

Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44
Put option liability	22,641	-	-	22,641
Total	$ 22,685	$ -	$ -	$ 22,685

Fair Value Measurements at Reporting Date Using
	September 30, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44
Put option liability	21,649	-	-	21,649
Total	$ 21,693	$ -	$ -	$ 21,693

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

Further information regarding the operations and assets of these reportable business segments follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Capital Expenditures
Vessel Operations	$ 54	$ 356	$ 178	$ 813
Geophysical Services	29	686	1,736	2,188
Marine Base Services	2	-	2	-
Total segments	85	1,042	1,916	3,001
Corporate assets	-	1	-	1
Less intersegment investments	(17)	-	(125)	-
Total consolidated	$ 68	$ 1,043	$ 1,791	$ 3,002

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Revenues
Vessel Operations	$ 1,371	$ 809	$ 6,508	$ 6,723
Geophysical Services	1,094	3,155	2,096	7,268
Marine Base Services	3,173	866	3,587	3,077
Total segments	5,638	4,830	12,191	17,068
Corporate revenue	-	-	-	-
Less intersegment revenues	(2,973)	(268)	(3,429)	(2,748)
Total consolidated	$ 2,665	$ 4,562	$ 8,762	$ 14,320

Depreciation and Amortization
Vessel Operations	$ (446)	$ (475)	$ (892)	$ (996)
Geophysical Services	(408)	(284)	(793)	(607)
Marine Base Services	(382)	(308)	(770)	(674)
Total segments	(1,236)	(1,067)	(2,455)	(2,277)
Corporate depreciation and amortization	(1)	-	(1)	-
Total consolidated	$ (1,237)	$ (1,067)	$ (2,456)	$ (2,277)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(1,664)	(1,442)	(3,318)	(2,904)
Total segments	(1,664)	(1,442)	(3,318)	(2,904)
Corporate interest expense	(571)	(531)	(1,155)	(1,069)
Total consolidated	$ (2,235)	$ (1,973)	$ (4,473)	$ (3,973)

Income/(Loss) Before Income Tax
Vessel Operations	$ (1,400)	$ (1,768)	$ (490)	$ (1,206)
Geophysical Services	(1,073)	174	(1,766)	1,733
Marine Base Services	(3,197)	(8,691)	(5,573)	(10,541)
Total segments	(5,670)	(10,285)	(7,829)	(10,014)
Corporate loss	(925)	(1,012)	(1,652)	(1,720)
Total consolidated	$ (6,595)	$ (11,297)	$ (9,481)	$ (11,734)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Benefit from (Provision for) Income Tax
Vessel Operations	$ 287	$ 339	$ 156	$ 599
Geophysical Services	181	1	335	(521)
Marine Base Services	-	-	-	-
Total segments	468	340	491	78
Corporate provision for income tax	(2)	-	(2)	-
Total consolidated	$ 466	$ 340	$ 489	$ 78

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	130	1,830	649	1,855
Total segments	130	1,830	649	1,855
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ 130	$ 1,830	$ 649	$ 1,855

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ (1,113)	$ (1,429)	$ (334)	$ (607)
Geophysical Services	(892)	175	(1,431)	1,212
Marine Base Services	(3,067)	(6,861)	(4,924)	(8,686)
Total segments	(5,072)	(8,115)	(6,689)	(8,081)
Corporate loss	(927)	(1,012)	(1,654)	(1,720)
Total consolidated	$ (5,999)	$ (9,127)	$ (8,343)	$ (9,801)

			March 31,	September 30,
Segment Assets			2015	2014
Vessel Operations			$ 17,302	$ 15,219
Geophysical Services			16,632	18,663
Marine Base Services			67,480	73,001
Total segments			101,414	106,883
Corporate assets			700	766
Less intersegment investments			(40,701)	(40,581)
Total consolidated			$ 61,413	$ 67,068

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended September 30, 2014 and our other filings with the Securities and Exchange Commission (the “Commission”).

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this quarterly report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, changes in the composition of the services we offer, future revenues, expenses, capital expenditures, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing debts in a manner that will allow us to continue operating or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, commodity price fluctuations and environmental and labor laws and other factors detailed herein and in our other filings with the Commission.

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

Business Review

As a result of the recent significant decline in world oil prices and the continued delay in development of the Kashagan oil field, we anticipate demand for our services will be lower throughout the remainder of fiscal 2015 compared to the same periods of fiscal 2014.  Current projections place commencement of the second phase of development of the Kashagan oil field some time in 2019.  We do not know when world oil prices will rebound.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up and world oil prices rebound.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term.  Additionally, we continued to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea.

During the six months ended March 31, 2015, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2015	2014	% change	2015	2014	% change

VESSEL OPERATIONS
Operating Revenue	$ 1,371	$ 809	69%	$ 6,508	$ 6,723	-3%
Pretax Operating Loss	(1,400)	(1,768)	-21%	(490)	(1,206)	-59%

GEOPHYSICAL SERVICES
Operating Revenue	$ 1,094	$ 3,155	-65%	$ 2,096	$ 7,268	-71%
Pretax Operating Income/(Loss)	(1,073)	174	-717%	(1,766)	1,733	-202%

MARINE BASE SERVICES
Operating Revenue	$ 3,173	$ 866	266%	$ 3,587	$ 3,077	17%
Pretax Operating Loss	(3,197)	(8,691)	-63%	(5,573)	(10,541)	-47%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(925)	(1,012)	-9%	(1,652)	(1,720)	-4%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

                Total revenue during the three months ended March 31, 2015 was $2,665 compared to $4,562 during the three months ended March 31, 2014, a decrease of 42%.

Vessel revenues were up 106% from $548 during the quarter ended March 31, 2014 to $1,128 during the quarter ended March 31, 2015 due to higher utilization of our vessels in the second fiscal quarter 2015. We expect demand for our vessels during the remainder of fiscal 2015 in the Kazakhstan sector of the Caspian Sea to be flat or to soften, so we will continue to pursue opportunities in Turkmenistan and Russian sectors of Caspian Sea.  We anticipate vessel revenue in the remaining 2015 fiscal quarters will be at the same or lower levels as compared to the same quarters of fiscal 2014.

Revenue from geophysical services decreased 65% from $3,155 during the second fiscal quarter 2014 to $1,094 during the second fiscal quarter 2015.  This is a result of completing two successful projects during the second fiscal quarter 2014 compared to one project during the second fiscal quarter 2015. As a result of the significant decrease in world oil prices, we expect geophysical services revenue during the remaining two fiscal quarters of 2015 will continue to be significantly lower compared to the same fiscal quarters of 2014.  We anticipate geophysical services revenue will remain significantly depressed until world oil prices rebound.

During the second fiscal quarter 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $1,201.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the second fiscal quarter 2014 for the amount of the payment received. No similar transactions occurred during the second fiscal 2015.

During the second fiscal quarter 2015 and 2014 we realized foreign currency transaction losses of $891 and $6,478, respectively. This decrease in loss is mostly due to revaluation of our debt denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014. No such dramatic devaluation occurred during the second fiscal quarter 2015.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. decreased from $13,223 to $6,576 during the second fiscal quarter 2015.

Vessel Operations

Second fiscal quarter 2015 revenue from vessel operations of $1,128 was 106% or $580 higher than the second fiscal quarter 2014 as more vessels were utilized in the second fiscal quarter 2015.  As the market reacts to the decline in world oil prices, we expect vessel revenues will be flat or lower throughout the remainder of fiscal 2015, as compared to the comparable periods of fiscal 2014, and we do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended March 31, 2015 vessel operating costs of $1,325 were 25% lower than during the three months ended March 31, 2014 in response to our cost savings efforts.

As a result of the improved margins our net loss from vessel operations in the second fiscal quarter 2015 decreased to $1,113 compared to net loss of $1,429 in the second fiscal quarter of 2014.

Geophysical Services

Revenue from geophysical services decreased 65% from $3,155 during the second fiscal quarter 2014 to $1,094 during the second fiscal quarter 2015. This is a result of completing two successful projects during second fiscal quarter 2014 compared to one completed project during the second fiscal quarter 2015.  As a result of the decreased activity, cost of geophysical service revenues decreased by 62% to $901.

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

No similar transactions occurred during the second fiscal 2015.

                As a result of decreased activity and reversal of a portion of the allowance for the overdue receivable from a related party in our geophysical services business during the second fiscal quarter 2014, we realized net income attributable to Caspian Services, Inc. from geophysical operations of $175 during the second fiscal quarter 2014.   As we had no similar transactions during the second fiscal quarter 2015, coupled with the decrease in projects performed, during the second fiscal quarter 2015 we realized a net loss attributable to Caspian Services, Inc. of $892.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and lower world oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that the remainder of fiscal 2015 will be worse than fiscal 2014 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.

Marine Base Services

Our marine base services revenues decreased 48% to $443 during the second fiscal quarter 2015 as a result of $535 of revenues from MOBY recognized during the second fiscal quarter 2014. As MOBY is now a part of the Caspian Services group, the MOBY intercompany revenue is eliminated in the consolidation process.

The revenue generated by the marine base was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,664 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.

During the second fiscal quarter 2015 we realized a marine base services loss of $3,067 compared to a loss of $6,861 during the second fiscal quarter 2014.  The decrease in loss was mostly due to $7,133 of foreign exchange loss, which reflected the effect of the revaluation of our debt to EBRD denominated in U.S. Dollars following the 20% devaluation of the Kazakh Tenge in February 2014. No such dramatic devaluation occurred during the second fiscal quarter 2015.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2019.  Until world oil prices rebound and activity in the Caspian Sea region increases significantly, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the second fiscal quarter 2015, net loss from corporate administration was $927, which is 8% lower than loss realized during the second fiscal quarter 2014. This decrease in loss is mostly due to increased accrual of board of directors’ fees during the second fiscal quarter 2014.

Depreciation

Depreciation expense increased by $170 or 16% to $1,237 during the second fiscal quarter 2015 compared to the second fiscal quarter 2014 mostly due to MOBY depreciation expense incurred during the second fiscal quarter 2015. As we acquired MOBY in August 2014 no such expense was incurred during the second fiscal quarter 2014.

General and Administrative Expenses

General and administrative expenses increased 30% to $2,463 during the quarter ended March 31, 2015. Excluding the effect of the reversed provision of $1,201 for Bolz LLP and  $510 bonus paid to Mr. Vasilenko during the second fiscal quarter 2014, which were mentioned above, total general and administrative expenses for the second fiscal quarter 2015 would  have decreased 5% or $128 compared to the second fiscal quarter 2014.

Interest Expense

Interest expense of $2,235 for the second fiscal quarter 2015 was 13% higher than interest expense for the second fiscal quarter 2014.  This increase is attributable to MOBY interest incurred during the second fiscal quarter 2015.  As we acquired MOBY in August 2014 no such expense was incurred during the second fiscal quarter 2014.

Foreign Currency Transaction Loss

During the second fiscal quarter 2015 and 2014 we realized foreign currency transaction losses of $891 and $6,478, respectively. This decrease in loss is mostly due to revaluation of our EBRD loan denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014. No such dramatic devaluation occurred during the second fiscal quarter 2015.

It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended March 31, 2015 we realized net other non-operating loss of $18 compared to a loss of $75 during the quarter ended March 31, 2014.

Net Other Expenses

Net other expenses decreased 63% to $3,144 during the second fiscal quarter 2015.  The decrease in net other expenses is mostly attributable to the decreased foreign currency translation loss resulting from the devaluation of the Kazakh Tenge during the second fiscal quarter 2014.

Benefit from Income Tax

During the three months ended March 31, 2015 we recorded a benefit for income tax in the amount of $466, which is 37% more than the benefit incurred during the three months ended March 31, 2014.  This increase is caused by more taxable losses recognized in CSG LLP and Tatarka entities during the second fiscal quarter 2015. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2015 we realized a net loss attributable to Caspian Services, Inc. of $5,999.  By comparison, during the second fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $9,127.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended March 31, 2015 we realized a foreign currency translation adjustment of $72 and comprehensive loss attributable to non-controlling interest of $649, compared to a foreign currency translation adjustment of ($4,593) and comprehensive income attributable to non-controlling interests of $497 during the quarter ended March 31, 2014.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $6,576 during the second fiscal quarter 2015 compared to $13,223 during the second fiscal quarter 2014.

Six months ended March 31, 2015  compared to the six months ended March 31, 2014

                Total revenue during the six months ended March 31, 2015 was $8,762 compared to $14,320 during the six months ended March 31, 2013, a decrease of 39%.

Vessel revenues were in line with the results for the six months ended March 31, 2014. We expect demand for our vessels during the remainder of fiscal 2015 in the Kazakhstan sector of the Caspian Sea to be flat or to soften, so we will continue to pursue opportunities in the Turkmenistan and Russian sectors of Caspian Sea.

Revenue from geophysical services decreased 71% from $7,268 during the six months ended March 31, 2014 to $2,096 during the six months ended March 31, 2015.    This is a result of completing six successful projects during the six months ended March 31, 2014 compared to two projects during the six months ended March 31, 2015.  As a result of the significant decrease in world oil prices, we expect less demand for our geophysical services until oil prices rebound.

During the six months ended March 31, 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the six months ended March 31, 2014 for the amount of the repayment received. No similar transactions occurred during the six months ended March 31, 2015.

During the six months ended March 31, 2015 and 2014 we realized a foreign exchange transaction loss of $981 and $6,463, respectively. This decrease in loss is due to revaluation of our debt denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the six months ended March 31, 2015.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. decreased from $13,947 during the during the six months ended March 31, 2014 to $8,908 during the six months ended March 31, 2015.

Vessel Operations

During the six months ended March 31, 2015 revenue from vessel operations of $5,890 was in line with the results for the six months ended March 31, 2014.  As the market reacts to the decline in world oil prices, we expect vessel revenues will be lower throughout the remainder of fiscal 2015 compared to the same period of fiscal 2014, and we do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project and until world oil prices rebound.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the six months ended March 31, 2015 vessel operating costs of $3,824 were 21% lower than during the six months ended March 31, 2014, as we were able to improve the operational margins.

As a result of improved vessel operating margins we realized net loss of $334 from vessel operations during the six months ended March 31, 2015 compared to net loss of $607 during the six months ended March 31, 2014.

Geophysical Services

Revenue from geophysical services decreased 71% from $7,268 during the six months ended March 31, 2014 to $2,096 during the six months ended March 31, 2015.  This is a result of completing six successful projects during the six months ended March 31, 2014 compared to two projects during the six months ended March 31, 2015.  As a result of the significant decrease in world oil prices, we expect less demand for our geophysical services and correspondingly, lower geophysical services revenue until world oil prices rebound.

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

No similar transactions occurred during the six months ended March 31, 2015.

As a result of decreased activity in our onshore seismic business, net loss attributable to Caspian Services, Inc. from geophysical operations of $1,431 was accrued during the six months ended March 31, 2015 compared to net income attributable to Caspian Services, Inc. of $1,212 during the six months ended March 31, 2014.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2015 will be worse than fiscal 2014 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.

Marine Base Services

Our marine base services revenues decreased 36% to $776 during the six months ended March 31, 2015.  During the six months ended March 31, 2015 we realized no revenue from MOBY compared to $665 during the six months ended March 31, 2014.  As MOBY is now part of the Caspian Services group of companies, MOBY’s intercompany revenue was eliminated during the consolidation process during the six months ended March 31, 2015.

The revenue generated from marine base services was insufficient to cover our fixed costs, including depreciation.  Additionally, interest expense of $3,318 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.

During the six months ended March 31, 2015 we realized a marine base services loss of $4,924 compared to a loss of $8,686, during the six months ended March 31, 2015.  The decrease in loss was mostly due to $7,131 of foreign exchange loss, which reflected from the revaluation of our debt to EBRD denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the six months ended March 31, 2015.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start in 2019.  Until world oil prices rebound and activity in the Caspian Sea region increases significantly, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the six months ended March 31, 2015 net loss from corporate administration was $1,654, which is 4% lower than the loss realized during the six months ended March 31, 2014. This decrease in loss is mostly due to bonuses paid to Company management during the six months ended March 31, 2014. No such bonuses were paid during the six months ended March 31, 2015.

Depreciation

Depreciation expense increased by $179 or 8% to $2,456 during the six months ended March 31, 2015 compared to the six months ended March 31, 2014 mostly due to MOBY depreciation expense incurred during the six months ended March 31, 2015.  As we acquired MOBY in August 2014 no such expense was incurred during the six months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses increased 8% or $307 to $4,357 during six months ended March 31, 2015.   Excluding the effect of the reversed provision of $3,154 for Bolz LLP and $1,487 bonus paid to Mr. Vasilenko during the six months ended March 31, 2014, which were mentioned above, total general and administrative expenses for the six months ended March 31, 2015 would have decreased 24% or $1,360 compared to six months ended March 31, 2014.  The decrease is mostly due to (i) the write-off  $620 of other receivables due from Kazmorgeophisica to Tatarka during six months ended March 31, 2014, (ii) payment of $165 of retention bonuses to certain executive officers and  (iii) payment of $70 of loyalty bonuses to non-executive officers recognized during six months ended March 31, 2014.  No such expenses were recognized during the six months ended March 31, 2015.
Interest Expense

Interest expense of $4,473 for the six months ended March 31, 2015 was 13% higher than during the six months ended March 31, 2014. This increase is attributable to interest incurred on the MOBY-EBRD loan during the six months ended March 31, 2015.  As we acquired MOBY in August 2014 we are now required to consolidate MOBY in our financial statements.  Prior to August 2014 we were not required to recognize and expense related to the MOBY-EBRD loan.

Foreign Currency Transaction Loss

During the six months ended March 31, 2015 and 2014 we realized foreign currency transaction losses of $981 and $6,463, respectively. This decrease in loss is mostly due to revaluation of our EBRD loan denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the six months ended March 31, 2015.

It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the six months ended March 31, 2015 we realized net other non-operating income of $42 compared to $19 during the six months ended March 31, 2014.

Net Other Expenses

Net other expenses decreased 48% to $5,412 during the six months ended March 31, 2015. The decrease in net other expenses is mostly attributable to the decreased foreign currency translation loss resulting from the devaluation of the Kazakh Tenge during the six months ended March 31, 2014.

Benefit from Income Tax

During the six months ended March 31, 2015 we realized a benefit from income tax in the amount of $489 compared to $78 during the six months ended March 31, 2014. This difference was caused by the fact that our wholly-owned subsidiaries, CSG LLP and Tatarka, incurred more taxable loss during six months ended March 31, 2015 compared to the same six-month period ended March 31, 2014. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2015 we realized a net loss attributable to Caspian Services, Inc. of $8,343.  By comparison, during six months ended March 31, 2014 we realized a net loss attributable to Caspian Services, Inc. of $9,801.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the six months ended March 31, 2015 we realized a foreign currency translation adjustment of $84 and comprehensive loss attributable to non-controlling interest of $649, compared to a foreign currency translation adjustment of ($4,593) and comprehensive income attributable to non-controlling interests of $447 during six months ended March 31, 2014.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $8,908 during the six months ended March 31, 2015 compared to $13,947 during the six months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015 we had cash on hand of $1,480 compared to cash on hand of $1,957 at September 30, 2014.  At March 31, 2015 total current liabilities exceeded total current assets by $91,097.  This was mainly attributable to the EBRD loans and put option and the Investor Notes being classified as current liabilities.

In 2007 our subsidiary Balykshi entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of March 31, 2015 the outstanding loan balance and accrued interest of the Balykshi loan was $26,714.  The Balykshi loan matures in May 2015.  The Balykshi financing agreements contain financial and other covenants, the violation of which could be deemed a default under those agreements.  Pursuant to the terms of these financing agreements, following delivery of written notice to us of an event of default and the expiration of any applicable grace period, EBRD may declare all or any portion of this loan, together with all accrued interest, immediately due and payable or payable on demand.  The Balykshi financing agreements provide that in the event any indebtedness of the Company in excess of $1,000 is declared or otherwise becomes due and payable prior to its specified maturity date, such may be deemed an event of default which would also allow EBRD to declare its loan immediately due and payable or payable on demand.  The Balykshi loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE.

In connection with the Balykshi financing, EBRD also made a $10,000 equity investment to purchase a 22% equity interest in Balykshi.  To secure that funding we were required to grant EBRD a put option whereby EBRD can require the Company to repurchase the 22% equity interest.  The put is exercisable during the period from six to ten years after the signing of the Investment Agreement.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties, except that in the event of a default, EBRD has the right to accelerate the put option at a fixed rate of return as discussed in more detail below.  In the event there is a change in control of the Company, EBRD may, but is not required to exercise its put right to require the Company to repurchase the equity interest at its fair market value.

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

In connection with the Balykshi financing agreements, the Company is obligated to provide financial assistance to Balykshi to meet its obligations and working capital needs.  As noted above, we have agreed with local authorities to complete outstanding dredging work at the marine base within a reasonable period of time.  Currently, Balykshi has insufficient funds to complete the dredging project.  As the dredging was not completed in a reasonable period of time, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.  The failure by Balykshi or the Company to provide financing for, or to complete, the dredging works could constitute a default under the Balykshi-EBRD financing agreements.

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

As discussed above, under the terms of the Balykshi Loan Agreement, as amended, the semi-annual repayment installments under the Balykshi loan are due each year on November 20 and May 20.  As of the date of this report none of the required installment payments has been made, which may constitute an event of default under the Balykshi Loan Agreement and may constitute a default under the Put Option Agreement. The default interest rate of the Balykshi loan of 9% is applied to the payments due but not paid.

As of March 31, 2015 the outstanding balance of the MOBY loan from EBRD was $6,153 including the accrued and unpaid interest.  The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate of the interbank rate plus a margin of 3.6% plus an additional 2% per annum shall be charged.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of March 31, 2015 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,600 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note. As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at March 31, 2015. As of the date of this report, to our knowledge, Investor has not made any demand for immediate repayment of the Consolidated Note. As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation. Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

    While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect revenues from operations to improve significantly until world oil prices rebound and the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, there is no guarantee we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the recent significant decrease in world oil prices will have a negative impact on our revenues until such time as oil prices rebound.

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

The following table provides an overview of our cash flow during the three months ended March 31, 2015 and 2014.

	Period ended March 31,
	2015	2014
Net cash provided by operating activities	$ 371	$ 6,877
Net cash used in investing activities	(55)	(3,002)
Net cash used in financing activities	(300)	(300)
Effect of exchange rate changes on cash	(493)	(4,525)
Net Change in Cash	$ (477)	$ (950)

Net cash flow from operations for the six months ended March 31, 2015 was positive, mostly due to a decrease in trade accounts receivable of $4,977, which was partially off-set by the increase in short-term notes from related parties of $3,006 and deferred tax assets of $1,024.

Net cash used in financing activities during the six months ended March 31, 2015 represents partial payment of interest due to Investor under the Notes.

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 45,572	$ 45,572	$ -	$ -	$ -
Loans from EBRD	32,867	32,867	-	-	-
Accelerated put option liability	22,641	22,641	-	-	-
Operating leases - vessels	6,719	641	1,673	1,723	2,682
Operating leases - other	477	190	285	2	-
Total	$108,276	$101,911	$ 1,958	$ 1,725	$ 2,682

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: May 20, 2015	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: May 20, 2015	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer