Form 10-Q
period 2015-06-30
CASPIAN SERVICES INC
filed 2015-08-19
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

As of August 7, 2015, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and September 30, 2014	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months and nine months ended June 30, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
nine months ended June 30, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3. Qualitative and Quantitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 3. Defaults Upon Senior Securities	39

Item 6. Exhibits	39

Signatures	41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 196	$ 1,957
Trade accounts receivable, net of allowance of $3,885 and $3,454, respectively	6,615	10,458
Trade accounts receivable from related parties, net of allowance of $430 and $440, respectively	1,117	-
Short-term notes from related parties	2,846	70
Other receivables, net of allowance of $713 and $730, respectively	403	558
Inventories	1,257	1,261
Property held for sale, net of allowance of $1,049 and $1,074, respectively	43	44
Prepaid taxes	116	1,228
Advances paid, net of allowance of $27 and $28, respectively	286	547
Deferred tax assets	1,028	88
Prepaid expenses and other current assets	244	329
Total Current Assets	14,151	16,540
Vessels, equipment and property, net	39,610	42,087
Drydocking costs, net	259	538
Long-term deferred tax assets	3,132	2,450
Goodwill	185	189
Intangible assets, net	59	14
Long-term prepaid taxes	2,698	2,873
Long-term other receivables, net of current portion	767	2,377
Total Assets	$ 60,861	$ 67,068

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,218	$ 2,319
Accounts payable to related parties	80	76
Accrued expenses	1,917	1,690
Taxes payable	340	527
Deferred revenue	56	-
Accelerated put option liability	23,140	21,649
Long-term debt - current portion	80,121	75,284
Total Current Liabilities	107,872	101,545
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(78,365)	(66,536)
Accumulated other comprehensive loss	(20,294)	(20,141)
Deficit attributable to Caspian Services, Inc. Shareholders	(33,774)	(21,792)
Deficit attributable to noncontrolling interests	(13,237)	(12,685)
Total Deficit	(47,011)	(34,477)
Total Liabilities and Deficit	$ 60,861	$ 67,068

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2015	2014	2015	2014

Revenues
Vessel revenues	$ 2,244	$ 4,046	$ 8,134	$ 9,882
Geophysical service revenues (which includes $746 and $1,632 from related parties for the three and nine months ended June 30, 2015, and $0 from related parties for the three and nine months ended June 30, 2014)	746	3,564	2,842	10,832
Marine base service revenues (which includes $211 and $269 from related parties for the three and nine months ended June 30, 2015, and $265 and $931 from related parties for the three and nine months ended June 30, 2014, respectively)	278	564	1,054	1,780
Total Revenues	3,268	8,174	12,030	22,494

Operating Expenses
Vessel operating costs	1,498	2,159	5,322	7,011
Cost of geophysical service revenues (which includes $37 to related parties for the three and nine months ended June 30, 2015, and $0 to related parties for the three and nine months ended June 30, 2014)	783	2,017	2,616	6,088
Cost of marine base service	123	159	484	513
Gain (loss) on sale of equipment	-	(90)	-	(34)
Depreciation and amortization	1,184	1,018	3,640	3,295
General and administrative expense	1,391	2,207	5,748	6,257
Total Costs and Operating Expenses	4,979	7,470	17,810	23,130
Income (Loss) from Operations	(1,711)	704	(5,780)	(636)

Other Income (Expense)
Interest expense	(2,340)	(2,101)	(6,813)	(6,074)
Foreign currency transaction loss	(147)	(313)	(1,128)	(6,776)
Interest income	-	12	-	35
Other non-operating income, net	77	32	119	51
Net Other Expense	(2,410)	(2,370)	(7,822)	(12,764)

Loss from Continuing Operations Before Income Tax	(4,121)	(1,666)	(13,602)	(13,400)
Benefit from (provision for) income tax	638	(318)	1,127	(240)
Net loss	(3,483)	(1,984)	(12,475)	(13,640)
Net loss (income) attributable to noncontrolling interests	(3)	535	646	2,390
Net loss attributable to Caspian Services, Inc	$ (3,486)	$ (1,449)	$ (11,829)	$ (11,250)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	10	(221)	94	(4,814)
Comprehensive loss	(3,476)	(1,670)	(11,735)	(16,064)
Comprehensive income (loss) attributable to non-controlling interest	3	64	(646)	511
Comprehensive loss attributable to Caspian Services, Inc	$ (3,473)	$ (1,606)	$ (12,381)	$ (15,553)
Basic and Diluted Loss per Share	$ (0.07)	$ (0.03)	$ (0.22)	$ (0.21)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$ (12,475)	$ (13,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,640	3,295
Gain (loss) on sale of equipment	-	(34)
Accrued interest on accelerated put option	1,491	1,614
Foreign currency transaction loss	1,128	6,776
Stock based compensation	-	4
Changes in current assets and liabilities:
Trade accounts receivable	3,647	(1,126)
Trade accounts receivable from related parties	(1,123)	1,229
Other receivables	175	789
Inventories	(35)	(393)
Inventories held for sale	-	126
Prepaid taxes	1,098	(41)
Advances paid	257	158
Deferred tax assets	(1,629)	(42)
Prepaid expenses and other current assets	80	110
Long-term prepaid taxes	116	682
Long-term other receivables, net of current portion	(153)	28
Accounts payable	(53)	(213)
Accounts payable to related parties	-	(2,123)
Accrued expenses	6,322	8,618
Taxes payable	(177)	(224)
Deferred revenue	57	950
Long-term deferred income tax liability	(79)	(63)
Net cash provided by operating activities	$ 2,287	$ 6,480
Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	-	70
Short-term notes from related parties	(2,882)	-
Payments to purchase vessels, equipment and property	(119)	(3,893)
Net cash used in investing activities	$ (3,001)	$ (3,823)

Cash flows from financing activities:
Payments on long-term debt	(450)	(700)
Net cash used in financing activities	$ (450)	$ (700)
Effect of exchange rate changes on cash	(597)	(4,768)
Net change in cash	(1,761)	(2,811)
Cash at beginning of period	1,957	3,973
Cash at end of period	$ 196	$ 1,162

Supplemental disclosure of cash flow information:
Cash paid for interest	450	700
Non-cash capital expenditures	$ 1,728	$ -

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2015. Operating results for the nine-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Services LLC (“Caspian LLC”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”) and Kyran Holdings Limited (“Kyran”), and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and  Mangistau Oblast Boat Yard LLP (“MOBY”), collectively “Caspian” or the “Company.” TatArka owns a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Ownership of up to 50% noncontrolling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The EBRD loan matured in May 2015.  Under the terms of the EBRD Loan Agreement, as amended, Balykshi was required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  As the EBRD loan has matured, the principal and accrued interest is due and payable.  The Company has included the EBRD loan and all accrued interest as current liabilities at June 30, 2015 and September 30, 2014.  The failure to pay the principal or interest on the EBRD loan may constitute an event of default under the Put Option Agreement which could potentially trigger the acceleration clause contained in the Put Option Agreement.  The acceleration clause would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $23,140 and $21,649 as of June 30, 2015 and September 30, 2014, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to exercise the put option acceleration clause.

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

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  In June 2015 the Company and Investor agreed to extend the maturity date of the Non-Negotiable Note from June 30, 2015 to June 30, 2016.  If the issuance of common stock has not been demanded by Investor or made at the election of the Company by the June 30, 2016 maturity date, the Company is required to repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, which shall be payable in cash upon demand.  In June 2015 the Company and Investor agreed to extend the maturity date of the Consolidated Note from June 30, 2015 to June 30, 2016.

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.  Any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial interest payments to Investor totaling $2,750 in reduction of interest due as of June 30, 2015.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The failure to pay interest on the Consolidated Note when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at June 30, 2015 and September 30, 2014. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

In August 2008 MOBY entered into a Loan Agreement (the “MOBY Loan Agreement”) with EBRD.  In connection with the MOBY loan, EBRD required the Company and others to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY loan.  The guarantee obligation of each party is limited to each party’s respective ownership interest in MOBY.

The outstanding balance of the MOBY loan was $6,232 and $5,998 as of June 30, 2015 and September 30, 2014, respectively, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after August 2011. As of June 30, 2015 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or the guarantee obligation of the Company.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay the MOBY loan, nor would the Company have sufficient funds to repay its portion of the MOBY loan or the guarantee and would be forced to seek sources of funding to satisfy these obligations.

Should EBRD or Investor determine to seek to collect or accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and anticipated operating results, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be extremely difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the EBRD loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts.  As of June 30, 2015 the book value of collateralized assets was approximately $30,349. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

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

Correction to Previously Issued Financial Statements – In the current period, the Company identified mathematical errors in the calculation of basic and diluted loss per share for the three month and nine month periods ending June 30, 2014. This mathematical error was related to the use of the net loss as the numerator. To correct this mathematical error, the Company changed the formula to use the net loss attributable to the Caspian Services as the numerator. The Company has assessed the impact of the mathematical error on each period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin ("SAB") No.99, Materiality, and has determined that the impact of the error was not material to the previously issued unaudited condensed consolidated financial statements. The Company has elected to revise its previously issued unaudited condensed consolidated financial statements to facilitate comparisons across periods. The Company has corrected the basic and diluted loss per share for the three month and the nine month periods ending June 30, 2014, as follows:

	For The Three Months Ended June 30, 2014			For The Nine Months Ended June 30, 2014
	Previously reported	Revised	Difference	Previously reported	Revised	Difference
Basic and Diluted Loss per Share	$ (0.04)	$ (0.03)	$ (0.01)	$ (0.26)	$ (0.21)	$ (0.05)

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

For the three and nine months ended June 30, 2015 the Company had 800,000 options outstanding and 447,383,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

For the three and nine  months ended June 30, 2014 the Company had 800,000 options outstanding, 147,939 non-vested restricted shares outstanding and 409,111,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

Fair Value of Financial Instruments – The carrying amounts reported in the accompanying condensed consolidated financial statements for other receivables, accounts receivable from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature or short-term maturities of these financial instruments. The carrying amount of long-term debts approximates fair value due to the stated interest rates approximating prevailing market rates.

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $23,140, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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
June 30, 2015 (UNAUDITED)
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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At June 30, 2015 and 2014 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
June 30, 2015 (UNAUDITED)
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

Concentration of Revenue – During the nine months ended June 30, 2015 vessel revenue from four customers represented approximately 59% of total vessel revenue as follows, Customer A – 17%; Customer B – 15%; Customer C – 14%; and Customer D – 13%.

During the nine months ended June 30, 2015 geophysical service revenue from two customers represented approximately 97% of total geophysical revenue as follows, Customer A – 57% and Customer B – 40%.

During  the nine months ended June 30, 2015  marine base revenue from three customers represented 70% of total marine base revenue as follows, Customer A – 33%, Customer B – 25%, and Customer C – 12% .

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Reclassifaction – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

In May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance.  This update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year.  The Company is evaluating the impact of this update on its financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated.  Under the revised guidance, all legal entities are subject to reevaluation under the revised consolidation model, unless a scope exception applies.  Though the revised guidance mostly affects asset managers, all reporting entities involved with limited partnerships or similar entities are required to reevaluate such entities for consolidation.  The guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015.  The Company is evaluating the impact of this update on its financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative to reduce the cost and complexity in accounting standards.  The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  The treatment is consistent with the current presentation of debt discounts or premiums.  For public business entities, the guidance is effective for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amended guidance must be applied on a retrospective basis and will not materially affect the Company’s operating results or financial position.

In May 2015, the FASB issued Accounting Standards Update No. 2015- 11, Inventory (Topic 330): Simplifying the Measurement of Inventory , which requires entities who value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis. The Company is evaluating the impact of this update on its financial statements.

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

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	June 30,	September 30,
	2015	2014

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,906	$ 10,885
due June 30, 2016

Secured convertible consolidated promissory note payable to Investor; interest at 12%	35,650	32,862
(default interest at 13%) due June 30, 2016

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	27,333	25,539

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,232	5,998

Total Long-term Debt	80,121	75,284
Less: Current Portion	(80,121)	(75,284)
Long-term Debt - Net of Current Portion	$ -	$ -

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Notes Payable to Investor

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and Investor terminate restructuring negotiations with EBRD.  The Non-Negotiable Note initially had a maturity date of September 30, 2014.  In September 2014 this maturity date was extended to June 30, 2015.  On June 30, 2015 the Company and Investor entered into a second amendment to this Note, which extended the maturity date to June 30, 2016 (Extended Maturity Date).  If the issuance of common stock had not been demanded by Investor or made at the election of the Company by the Extended Maturity Date the Company is required to repay the principal and interest in cash.

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

As the Non-Negotiable Note matures in twelve months, it has been treated as a current liability in the accompanying financial statements.

Convertible Consolidated Promissory Note

Interest accrues on the Consolidated Note at 12% per annum and is required to be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, was initially due and payable on September 30, 2014.  In September 2014 a first amendment to this Note was entered into between the Company and Investor, which extended the maturity date to June 30, 2015.  On June 30, 2015 a second amendment to this note was entered into between the Company and Investor which extends the maturity date to June 30, 2016.

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  The failure to pay interest on the Consolidated Note may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at June 30, 2015 and September 30, 2014.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

During fiscal 2013 the Company paid $1,600 to Investor, which was credited as a reduction of principal under the Consolidated Note. An additional $700 was paid during fiscal 2014, $300 was paid in December 2014 and $150 was paid in June 2015.

The Consolidated Note is superior in rank to all future unsecured indebtedness of the Company and its subsidiaries, except for the EBRD Indebtedness.

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

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

Loans Payable to EBRD

EBRD Loan to Balykshi

The EBRD loan to Balykshi matured in May 2015.  Under the terms of the EBRD Loan Agreement, as amended, Balykshi was required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the semi-annual repayment installments have been made by the Company.  As the EBRD loan has matured, the principal and accrued interest is due and payable. The EBRD Loan Agreement provides that if the Balykshi fails to pay when due any amount payable by it under the Loan Agreement, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

As the EBRD loan is secured, in the event of a failure to repay the loan, EBRD could have the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base.

EBRD Loan to MOBY

As of June 30, 2015 the outstanding balance of the MOBY loan was $6,232, including accrued and unpaid interest. The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of June 30, 2015 and September 30, 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Geophysical service revenue recognized from Sequa Petroleum (a company related through common ownership) for the three and nine months ended June 30, 2015 was $746 and $1,632, respectively.

Revenue from the agent fee for the marine base services recognized from Sayat Media (a company related through common management) for the three and nine months ended June 30, 2015 was $210 and $259, respectively.

Marine base services revenue from Kazmortransflot (a company related through participation in a joint venture) for the three and nine months ended June 30, 2015 was $1 and $10, respectively.

Lease revenue recognized from MOBY for the three and nine months ended June 30, 2014 was $265 and $931, respectively.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts receivable from related parties as of June 30, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	June 30, 2015	September 30, 2014

Sequa Petroleum	Seismic services	$ 631	$ -
Demeu Energy	Advance given for vehicles delivery	269	275
Sayat Media	Receivable from agent for marine base services	271	-
Caspian Geo-Consulting	Advance given for equipment delivery	376	165
	Allowance for doubtful accounts	(430)	(440)
TOTAL		$ 1,117	$ -

Accounts payable to related parties as of June 30, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	June 30, 2015	September 30, 2014

Sayat Media	Other services	$ 15	$ 13
Others	Other services	65	63
TOTAL		$ 80	$ 76

Short-term notes from related parties as of June 30, 2015 and September 30, 2014 consisted of the following:

Related Party's Name	Description	June 30, 2015	September 30, 2014

Caspian Geo-Consulting	Notes Receivable	$ 2,846	$ -
Sayat Media	Notes Receivable	-	70
TOTAL		$ 2,846	$ 70

Sayat Media – In September 2014 Balykshi entered into a loan agreement with Sayat Media (a company related through Balykshi’s management). Pursuant to the loan agreement Balykshi provided a loan to Sayat Media in the amount of $70. The note receivable bore interest at 5.5% per annum and was scheduled to mature in one year. This loan was fully repaid in November 2014.

Caspian Geo-Consulting Services LLP – During the period from  November 2014 to March 2015 CSG LLP entered into five loan agreements with Caspian Geo-Consulting Services LLP. Pursuant to the loan agreements CSG LLP has provided loans to Caspian Geo-Consulting Services LLP in the amount of $2,846. The notes receivable bear no interest and mature one year from issuance.

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
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for the put option liability. Fair value is used on a nonrecurring basis to measure certain assets when applying the lower of cost or market accounting or when adjusting carrying values and for acquisitions.  Fair value is also used when evaluating impairment on certain assets, including goodwill, intangibles, and long-lived assets.

Recurring basis:

At June 30, 2015 and September 30, 2014 the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $1,491 change during the nine months ended June 30, 2015 was for the 20% rate of return and it was charged to interest expense.

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

There were no changes in the valuation techniques during the nine months ended June 30, 2015.

Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 43	$ -	$ -	$ 43
Put option liability	23,140	-	-	23,140
Total	$ 23,183	$ -	$ -	$ 23,183

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Capital Expenditures
Vessel Operations	64	$ 359	$ 242	$ 816
Geophysical Services	(7)	889	1,728	3,077
Marine Base Services	-		2	-
Total segments	57	1,248	1,972	3,893
Corporate assets	-	(1)	-	-
Less intersegment investments	1	-	(125)	-
Total consolidated	$ 58	$ 1,247	$ 1,847	$ 3,893

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues
Vessel Operations	$ 2,620	$ 4,495	$ 9,128	$ 11,218
Geophysical Services	746	3,564	2,842	10,832
Marine Base Services	2,205	564	5,792	3,641
Total segments	5,571	8,623	17,762	25,691
Corporate revenue	-	-	-	-
Less intersegment revenues	(2,303)	(449)	(5,732)	(3,197)
Total consolidated	$ 3,268	$ 8,174	$ 12,030	$ 22,494

Depreciation and Amortization
Vessel Operations	$ (408)	$ (400)	$ (1,300)	$ (1,396)
Geophysical Services	(405)	(282)	(1,199)	(890)
Marine Base Services	(371)	(336)	(1,140)	(1,009)
Total segments	(1,184)	(1,018)	(3,639)	(3,295)
Corporate depreciation and amortization	-	-	(1)	-
Total consolidated	$ (1,184)	$ (1,018)	$ (3,640)	$ (3,295)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	$ -	-	-	-
Marine Base Services	(1,723)	(1,543)	(5,041)	(4,447)
Total segments	(1,723)	(1,543)	(5,041)	(4,447)
Corporate interest expense	(617)	(558)	(1,772)	(1,627)
Total consolidated	$ (2,340)	$ (2,101)	$ (6,813)	$ (6,074)

Income/(Loss) Before Income Tax
Vessel Operations	$ (336)	$ 797	$ (826)	$ (409)
Geophysical Services	(776)	900	(2,542)	2,633
Marine Base Services	(2,340)	(2,664)	(7,913)	(13,205)
Total segments	(3,452)	(967)	(11,281)	(10,981)
Corporate loss	(669)	(699)	(2,321)	(2,419)
Total consolidated	$ (4,121)	$ (1,666)	$ (13,602)	$ (13,400)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Benefit from (Provision for) Income Tax
Vessel Operations	$ 483	$ (100)	$ 639	$ 499
Geophysical Services	155	(216)	490	(737)
Marine Base Services	-	-	-	-
Total segments	638	(316)	1,129	(238)
Corporate provision for income tax	-	(2)	(2)	(2)
Total consolidated	$ 638	$ (318)	$ 1,127	$ (240)

Loss/(Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(3)	535	646	2,390
Total segments	(3)	535	646	2,390
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ (3)	$ 535	$ 646	$ 2,390

Net (Loss)/Income attributable to Caspian Services Inc.
Vessel Operations	$ 147	$ 697	$ (187)	$ 90
Geophysical Services	(621)	684	(2,052)	1,896
Marine Base Services	(2,343)	(2,129)	(7,267)	(10,815)
Total segments	(2,817)	(748)	(9,506)	(8,829)
Corporate loss	(669)	(701)	(2,323)	(2,421)
Total consolidated	$ (3,486)	$ (1,449)	$ (11,829)	$ (11,250)

			June 30,	September 30,
Segment Assets			2015	2014
Vessel Operations			$ 17,855	$ 15,219
Geophysical Services			16,283	18,663
Marine Base Services			66,736	73,001
Total segments			100,874	106,883
Corporate assets			692	766
Less intersegment investments			(40,705)	(40,581)
Total consolidated			$ 60,861	$ 67,068

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

Business Review

As a result of the recent significant decline in world oil prices and the continued delay in development of the Kashagan oil field, we anticipate demand for our services will be lower throughout the remainder of fiscal 2015 compared to the same periods of fiscal 2014.  Current projections place commencement of the second phase of development of the Kashagan oil field some time in 2019.  We do not know when world oil prices will rebound.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up and world oil prices rebound.  We continue to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea in hopes of replacing some of the lost demand in Kazakhstan for our vessels.

During the nine months ended June 30, 2015, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2015	2014	% change	2015	2014	% change
VESSEL OPERATIONS
Operating Revenue	$ 2,620	$ 4,495	-42%	$ 9,128	$ 11,218	-19%
Pretax Operating Loss	(336)	797	-142%	(826)	(409)	102%

GEOPHYSICAL SERVICES
Operating Revenue	$ 746	$ 3,564	-79%	$ 2,842	$ 10,832	-74%
Pretax Operating Income/(Loss)	(776)	900	-186%	(2,542)	2,633	-197%

MARINE BASE SERVICES
Operating Revenue	$ 2,205	$ 564	291%	$ 5,792	$ 3,641	59%
Pretax Operating Loss	(2,340)	(2,664)	-12%	(7,913)	(13,205)	-40%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(669)	(699)	-4%	(2,321)	(2,419)	-4%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Total revenue during the three months ended June 30, 2015 was $3,268 compared to $8,174 during the three months ended June 30, 2014, a decrease of 60%.

Vessel revenues were down 45% from $4,046 during the quarter ended June 30, 2014 to $2,244 during the quarter ended June 30, 2015 due to lower utilization of our vessels in the third fiscal quarter 2015.  We expect demand for our vessels, and vessel revenue, during the remainder of fiscal 2015 in the Kazakhstan sector of the Caspian Sea to remain significantly lower compared to fiscal 2014.  We continue to pursue opportunities in Turkmenistan and Russian sectors of Caspian Sea, but so far we have not been successful in replacing the lost demand in Kazakhstan.

Revenue from geophysical services decreased 79% from $3,564 during the third fiscal quarter 2014 to $746 during the third fiscal quarter 2015.  This is a result of completing two successful projects during the third fiscal quarter 2014 compared to one project during the second fiscal quarter 2015. As a result of the significant decrease in world oil prices, there is very little demand in Kazakhstan for our geophysical services.  We expect geophysical services revenue during the remaining fiscal quarter of 2015 will continue to be significantly lower compared to the same fiscal quarter of 2014.  We anticipate geophysical services revenue will remain significantly depressed until world oil prices rebound.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $1,606 to $3,473 during the third fiscal quarter 2015.

Vessel Operations

Third fiscal quarter 2015 revenue from vessel operations of $2,244 was 45% or $1,802 lower than the third fiscal quarter 2014 as fewer vessels were utilized in the third fiscal quarter 2015.  We expect vessel revenues will remain significantly lower throughout the remainder of fiscal 2015 as compared to the comparable periods of fiscal 2014.  We do not expect growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project.  We continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.  To date, however, we have been unsuccessful in sufficiently expanding to those sectors to replace the demand lost in Kazakhstan.

During the three months ended June 30, 2015 vessel operating costs of $1,498 were 31% lower than during the three months ended June 30, 2014 in line with lower utilization level.

  As a result of the decreased margins our net income from vessel operations in the third fiscal quarter 2015 decreased to $147 compared to net income of $697 in the third fiscal quarter of 2014.  We do not anticipate this to improve during the remainder of fiscal 2015, nor do we anticipate a reversal of this trend in fiscal 2016.

Geophysical Services

Revenue from geophysical services decreased 79% from $3,564 during the third fiscal quarter 2014 to $746 during the third fiscal quarter 2015. This is a result of completing two successful projects during third fiscal quarter 2014 compared to one completed project during the third fiscal quarter 2015.  As a result of the decreased activity, cost of geophysical service revenues decreased by 61% to $783.

As a result of decreased activity in our geophysical services business we realized a net loss attributable to Caspian Services, Inc. of $621 during the third fiscal quarter 2015 compared to income of $684 during the third fiscal quarter 2014.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and lower world oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that the remainder of fiscal 2015 will be significantly worse than fiscal 2014 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.  We do not foresee a reversal in this trend in the near or medium term.

Marine Base Services

Our marine base services revenues decreased 51% to $278 during the third fiscal quarter 2015 as a result of decreased activity.

The revenue generated by the marine base was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,723 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor that relate to the marine base.

  During the third fiscal quarter 2015 we realized a marine base services loss of $2,343 compared to a loss of $2,129 during the third fiscal quarter 2014.

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

Corporate Administration

During the third fiscal quarter 2015 net loss from corporate administration was $669, which is 4% lower than loss realized during the third fiscal quarter 2014. This decrease is mostly due to a decrease in payroll expenses due to 10%-25% salary cuts to administrative personnel made in March 2015.

Depreciation

Depreciation expense increased by $166 or 16% to $1,184 during the third fiscal quarter 2015 compared to the third fiscal quarter 2014 mostly due to MOBY depreciation expense incurred during the third fiscal quarter 2015. As we acquired MOBY in August 2014 no such expense was incurred during the third fiscal quarter 2014.

General and Administrative Expenses

General and administrative expenses decreased 37% to $1,391 during the quarter ended June 30, 2015. This decrease is the result of a decrease in payroll expenses of approximately $400 due to 10%-25% salary cuts to administrative personnel made in March 2015 and an accrual of $310 to reflect the potential outcome of litigation brought against Balykshi by the local electricity network company during the third fiscal quarter 2014.

Interest Expense

Interest expense of $2,340 for the third fiscal quarter 2015 was 11% higher than interest expense for the third fiscal quarter 2014.  This increase is attributable to MOBY interest incurred during the third fiscal quarter 2015.  As we acquired MOBY in August 2014 no such expense was incurred during the third fiscal quarter 2014.

Foreign Currency Transaction Loss

During the third fiscal quarter 2015 and 2014 we realized foreign currency transaction losses of $147 and $313, respectively.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the quarter ended June 30, 2015 we realized net other non-operating income of $77 compared to $32 during the quarter ended June 30, 2014.

Net Other Expenses

Net other expenses increased 2% to $2,410 during the third fiscal quarter 2015 mostly due to increased interest expense during this period.

Benefit from (provision for) Income Tax

During the three months ended June 30, 2015 we recorded a benefit for income tax in the amount of $638 compared to provision for $318 during the three months ended June 30, 2014.  This change was caused by taxable losses recognized in CSG LLP and Tatarka during the third fiscal quarter 2015. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2015 we realized a net loss attributable to Caspian Services, Inc. of $3,486.  By comparison, during the third fiscal quarter 2014 we realized a net loss attributable to Caspian Services, Inc. of $1,449.  We anticipate this trend will continue into the foreseeable future.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended June 30, 2015 we realized a foreign currency translation adjustment of $10 and comprehensive income attributable to non-controlling interest of $3, compared to a foreign currency translation adjustment of ($221) and comprehensive income attributable to non-controlling interests of $64 during the quarter ended June 30, 2014.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $3,473 during the third fiscal quarter 2015 compared to $1,606 during the third fiscal quarter 2014.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014

Total revenue during the nine months ended June 30, 2015 was $12,030 compared to $22,494 during the nine months ended June 30, 2014, a decrease of 47%.

Vessel revenues decreased by 18% to $8,134 during the nine months ended June 30, 2015 due to the lower vessel utilization rate. We expect demand for our vessels during the remainder of fiscal 2015 in the Kazakhstan sector of the Caspian Sea will be significantly lower compared to fiscal 2014.  We continue to pursue opportunities in the Turkmenistan and Russian sectors of Caspian Sea to attempt to offset some of the lost demand in Kazakhstan.

Revenue from geophysical services decreased 74% from $10,832 during the nine months ended June 30, 2014 to $2,842 during the nine months ended June 30, 2015.    This is a result of completing seven successful projects during the nine months ended June 30, 2014 compared to three projects during the nine months ended June 30, 2015.  As a result of the significant decrease in world oil prices, we expect this trend of lower revenues and lower demand for our geophysical services to continue until oil prices rebound.

During the nine months ended June 30, 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the nine months ended June 30, 2014 for the amount of the repayment received. No similar transactions occurred during the nine months ended June 30, 2015.

During the nine months ended June 30, 2015 and 2014 we realized foreign exchange transaction losses of $1,128 and $6,776, respectively. This decrease in loss is due to revaluation of our debt denominated in U.S. dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the nine months ended June 30, 2015.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. decreased from $15,553 during the during the nine months ended March 31, 2014 to $12,381 during the nine months ended June 30, 2015.

Vessel Operations

During the nine months ended June 30, 2015 revenue from vessel operations of $8,134 were 18% less than the results for the nine months ended June 30, 2014 due to the lower vessel utilization rate.  We expect vessel revenues will be significantly lower throughout the remainder of fiscal 2015 compared to the same period of fiscal 2014, and we do not expect growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project and until world oil prices rebound.  We continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.  To date, however, we have been unsuccessful in replacing the lost demand for our vessels in Kazakhstan.  As noted above, we do not expect this to improve significantly in the near or medium term.

During the nine months ended June 30, 2015 vessel operating costs of $5,322 were 24% lower than during the nine months ended June 30, 2014, which allowed us to improve operating margins.

As a result of decreased activity we realized net loss of $187 from vessel operations during the nine months ended June 30, 2015 compared to net income of $90 during the nine months ended June 30, 2014.  We expect this trend of net loss from vessel operations to continue through the remainder of fiscal 2015 and throughout fiscal 2016.

Geophysical Services

Revenue from geophysical services decreased 74% from $10,832 during the nine months ended June 30, 2014 to $2,842 during the nine months ended June 30, 2015.  This is a result of completing seven successful projects during the nine months ended June 30, 2014 compared to thee projects during the nine months ended June 30, 2015.  As a result of the significant decrease in world oil prices, we expect the trend of less demand for our geophysical services and correspondingly, lower geophysical services revenue to continue until world oil prices rebound and the local credit market in Kazakhstan improves.

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

No similar transactions occurred during the nine months ended June 30, 2015.

As a result of significantly decreased activity in our onshore seismic business, net loss attributable to Caspian Services, Inc. from geophysical operations of $2,052 was accrued during the nine months ended June 30, 2015 compared to net income attributable to Caspian Services, Inc. of $1,896 during the nine months ended June 30, 2014.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

We anticipate that fiscal 2015 will be significantly worse than fiscal 2014 for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.  We anticipate these trends will continue in future periods until world oil prices rebound and the credit market in Kazakhstan improves.

Marine Base Services

Our marine base services revenues decreased 41% to $1,054 during the nine months ended June 30, 2015.  During the nine months ended June 30, 2015 we realized no revenue from MOBY compared to $931 during the nine months ended June 30, 2014.  As MOBY is now part of the Caspian Services group of companies, MOBY’s intercompany revenue was eliminated during the consolidation process during the nine months ended June 30, 2015.

The revenue generated from marine base services was insufficient to cover our fixed costs, including depreciation.  Additionally, interest expense of $5,041 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.

During the nine months ended June 30, 2015 we realized a marine base services loss of $7,267 compared to a loss of $10,815 during the nine months ended June 30, 2015.  The decrease in loss was mostly due to $7,131 of foreign exchange loss that resulted from the revaluation of our debt to EBRD denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the nine months ended June 30, 2015.

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

Corporate Administration

During the nine months ended June 30, 2015 net loss from corporate administration was $2,321, which is 4% lower than the loss realized during the nine months ended June 30, 2014. This decrease is mostly due to a decrease in payroll expenses due to 10%-25% salary cuts to administrative personnel made in March 2015.

Depreciation

Depreciation expense increased by $345 or 10% to $3,640 during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 mostly due to MOBY depreciation expense incurred during the nine months ended June 30, 2015.  As we acquired MOBY in August 2014 no such expense was incurred during the nine months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses decreased 8% or $509 to $5,748 during nine months ended June 30, 2015.   Excluding the effect of the reversed provision of $3,154 for Bolz LLP and $1,487 bonus paid to Mr. Vasilenko during the nine months ended June 30, 2014, which were mentioned above, total general and administrative expenses for the nine months ended June 30, 2015 would have decreased 27% or $2,176 compared to nine months ended June 30, 2014.  The decrease is mostly due to (i) the write-off of $620 of other receivables due from Kazmorgeophisica to Tatarka during nine months ended June 30, 2014,  (ii) approximately $500 decrease in payroll expenses due to 10%-25% salary cuts to administrative personnel made in March 2015  (iii) accrual of $310 to reflect the potential outcome of litigation brought against Balykshi by the local electricity network company during the nine months ended June 30, 2014 (iv) payment of $165 of retention bonuses to certain executive officers and  (v) payment of $70 of loyalty bonuses to non-executive officers recognized during nine months ended June 30, 2014.  No such expenses were recognized during the nine months ended June 30, 2015.

Interest Expense

Interest expense of $6,813 for the nine months ended June 30, 2015 was 12% higher than during the nine months ended June 30, 2014. This increase is attributable to interest incurred on the MOBY-EBRD loan during the nine months ended June 30, 2015.  As we acquired MOBY in August 2014 we are now required to consolidate MOBY in our financial statements.  Prior to August 2014 we were not required to recognize and expense related to the MOBY-EBRD loan.

Foreign Currency Transaction Loss

During the nine months ended June 30, 2015 and 2014 we realized foreign currency transaction losses of $1,128 and $6,776, respectively. This decrease in loss is mostly due to revaluation of our EBRD loan denominated in U.S. Dollars following a 20% devaluation of the Kazakh Tenge in February 2014.  No such dramatic devaluation occurred during the nine months ended June 30, 2015.

 It is our policy to try and match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the nine months ended June 30, 2015 we realized net other non-operating income of $119 compared to $51 during the nine months ended June 30, 2014.

Net Other Expenses

Net other expenses decreased 39% to $7,822 during the nine months ended June 30, 2015. The decrease in net other expenses is mostly attributable to the decreased foreign currency translation loss resulting from the devaluation of the Kazakh Tenge during the nine months ended June 30, 2014.

Benefit from Income Tax

During the nine months ended June 30, 2015 we realized a benefit from income tax in the amount of $1,127 compared to a provision for $240 during the nine months ended June 30, 2014. This difference was caused by the fact that our wholly-owned subsidiaries, CSG LLP and Tatarka, incurred taxable loss during nine months ended June 30, 2015. In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the nine months ended June 30, 2015 we realized a net loss attributable to Caspian Services, Inc. of $11,829.  By comparison, during nine months ended June 30, 2014 we realized a net loss attributable to Caspian Services, Inc. of $11,250.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the nine months ended June 30, 2015 we realized a foreign currency translation adjustment of $94 and comprehensive loss attributable to non-controlling interest of $646, compared to a foreign currency translation adjustment of ($4,814) and comprehensive income attributable to non-controlling interests of $511 during nine months ended June 30, 2014.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $12,381 during the nine months ended June 30, 2015 compared to $15,553 during the nine months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015 we had cash on hand of $196 compared to cash on hand of $1,957 at September 30, 2014.  At June 30, 2015 total current liabilities exceeded total current assets by $93,721.  This was mainly attributable to the EBRD loans and put option and the Investor Notes being classified as current liabilities.

In 2007 our subsidiary Balykshi entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of June 30, 2015 the outstanding loan balance and accrued interest of the Balykshi loan was $27,333.  The Balykshi loan matured in May 2015.  Under the terms of the EBRD Loan Agreement, as amended, semi-annual repayment installments under the Balykshi loan were due each year on November 20 and May 20.  As of the date of this report none of the required installment payments has been made and the loan is now due and payable.  The default interest rate of the Balykshi loan of 9% is applied to the payments due but not paid.  The EBRD loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE.

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

As of June 30, 2015 the outstanding balance of the MOBY loan from EBRD was $6,232 including the accrued and unpaid interest.  The interest rate under the MOBY loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate of the interbank rate plus a margin of 3.6% plus an additional 2% per annum shall be charged.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of June 30, 2015 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge EBRD has not sought to accelerate the debt obligations of MOBY or enforce the guarantee obligations of the Company under the Guarantee.

Should EBRD seek to collect the EBRD loan, or to accelerate the put option or the MOBY loan, or should it seek to enforce the MOBY loan guarantee, or our other financial obligations to it, we would have insufficient funds to satisfy those obligations collectively or individually. If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE.

We are engaged in ongoing discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding a restructuring agreement with EBRD on favorable terms, or at all.

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

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by Investor or made at our election by the June 30, 2016 extended maturity date, we are required to repay the principal and interest in cash.  We do not currently have sufficient cash to repay the principal or interest of the Non-Negotiable Note.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six month anniversary of the Issuance Date (September 30, 2011).  The unpaid principal amount of the Consolidated Note and any accrued but unpaid interest thereon shall be due and payable on the extended maturity date of the Consolidated Note, which is June 30, 2016.  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand.

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the Balykshi-EBRD financing agreements.

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial interest payments to Investor in the aggregate amount of $2,750 to reduce interest due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at June 30, 2015.  As of the date of this report, to our knowledge, Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect a reversal in the trend of lower revenues from operations to improve significantly until world oil prices rebound and the second phase of the Kashagan development ramps up, which at this time is projected to occur in 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  To date, however, these efforts have not been successful in replacing the lost demand in Kazakhstan.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, we do not believe we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the recent significant decrease in world oil prices will continue to have a significantly negative impact on our revenues until such time as oil prices rebound.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2015 and 2014.

	Period ended June 30,
	2015	2014
Net cash provided by operating activities	$ 2,287	$ 6,480
Net cash used in investing activities	(3,001)	(3,823)
Net cash used in financing activities	(450)	(700)
Effect of exchange rate changes on cash	(597)	(4,768)
Net Change in Cash	$ (1,761)	$ (2,811)

Net cash flow from operations for the nine months ended June 30, 2015 was positive, mostly due to an a decrease in trade accounts receivable of $3,647, which was partially off-set by an increase in trade accounts receivable from related parties of $1,123.

Net cash used in financing activities was mostly due to an increase in short-term notes from related parties of $2,882 during the nine months ended June 30, 2015 coupled with partial payment of interest due to Investor under the Notes.

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 46,556	$ 46,556	$ -	$ -	$ -
Loans from EBRD	33,565	33,565	-	-	-
Accelerated put option liability	23,140	23,140	-	-	-
Operating leases - vessels	6,846	541	1,795	1,764	2,746
Operating leases - other	392	109	281	2	-
Total	$110,499	$103,911	$ 2,076	$ 1,766	$ 2,746

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: August 19, 2015	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: August 19, 2015	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer