Form 10-K
period 2015-09-30
CASPIAN SERVICES INC
filed 2016-01-13
CIK 1093430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $771,277.

As of January 7, 2016 the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, the commodity price environment, economic conditions in the markets where we operate, the availability to our customers of financing to pursue projects, our ability to restructure our existing debts, changes in the composition of the services we offer, future revenues,  expenses, capital expenditures, results of operations, liquidity and capital resources or cash flows, managing our asset base, loss of insurance coverage for our operations, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “likely,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, commodity price fluctuations, market economic conditions, the availability of funding, market factors, market prices, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations and local currency devaluations and environmental and labor laws and other factors.  These factors should not be construed to be exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Item 1.   Business

Company History

Caspian Services, Inc. was incorporated under the laws of the state of Nevada in 1998.  Since February 2002 we have concentrated our business efforts to provide diversified oilfield services to the oil and gas industry in the Republic of Kazakhstan and the Caspian Sea region, including providing a fleet of marine vessels, geophysical data acquisition services and a marine supply and support base located in the port of Bautino, Atash Village, Kazakhstan.

Our Business

We provide a range of oilfield services in Kazakhstan and the Caspian Sea region.  Our business focuses in three principal areas – Vessel Operations, Geophysical Services and Marine Base Services.  We manage our business through our subsidiary companies.  Through Caspian Services Group LLP, a Kazakhstan LLP, (“Caspian LLP”) we manage the vessel operations business provided by our vessel fleet.  Through Tat-Arka LLP, a Kazakhstan LLP (“TatArka”) we manage our geophysical services operations.  Through Balykshi LLP, a Kazakhstan LLP, (“Balykshi”) we oversee the operations of the marine base.  The following diagram sets forth our subsidiaries and our percentage ownership interest in each entity as of September 30, 2015:

Offshore Marine Services Industry

Our vessel fleet customers employ our vessels to provide services to support their oil and gas exploration activities in the Caspian Sea, particularly in connection with seismic work and in the construction of necessary infrastructure to pursue development and production of successful exploration and production projects.  This industry employs various types of vessels, referred to broadly as offshore support vessels that are used to transport materials, supplies and personnel.

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

In addition to the factors that impact the offshore marine services industry set forth above, our operations are also directly and indirectly affected by exploration and development activities in the north Caspian Sea, in particular, development of the Kashagan oil field.  At the time of its discovery in 2000, the Kashagan oil field was one of the largest discoveries in the last 30 years.  Initially, the field was scheduled to start commercial production in 2005.  Development of the field, however, has been much slower and more difficult than anticipated.  As a result, development and construction at the Kashagan field has been postponed several times.  Development of the second phase of the Kashagan field is currently anticipated to be delayed until 2019.

Subcontractors of North Caspian Operating Company BV (“NCOC”), an operator of the Kashagan field, are the largest customers for our vessel fleet and anticipated marine base customers.  Our operations are significantly impacted by development of the Kashagan field and the decisions of NCOC.

Vessel Fleet

Currently our fleet includes eight specialized shallow draft vessels designed for use in the shallow waters of the north Caspian Sea.  During fiscal 2015 we sold one of our vessels to a non-related party. Out of the eight vessels in our fleet, we own six.  During fiscal 2015 we operated one vessel pursuant to agreement with Acta Marine B.V., a Dutch shipping company and two vessels (one of them for a short one-month project) pursuant to agreement with Veritas Marine, a Kazakh company that owns these vessels.

During fiscal 2015 our fleet was time chartered to the subcontractors of the oil and natural gas exploration and production companies working in the Kazakhstan and Turkmenistan sectors of the Caspian Sea.  Demand for our fleet is primarily related to offshore oil and natural gas exploration, development and production activities in the Caspian Sea.  Such activity is influenced by a number of factors, including the actual and forecasted price of oil and natural gas, the level of drilling permit and development activity, capital budgets of offshore exploration and production companies and repair and maintenance needs.

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

                Accommodations Vessels.  We currently own one accommodations vessel. We also lease one accommodation jack-up barge suitable for stable ultra-shallow deployments. These vessels are chartered to customers to provide offshore living quarters to personnel.  These vessels also offer food services, laundry and related services.  Our accommodations vessels have combined capacity to house up to 105 client personnel and 32 crew members.

Crewboats.  Crewboats are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations more quickly than other vessels.  We currently own one crewboat.

During fiscal 2015 vessel revenue from five customers represented approximately 67% of total vessel revenue as follows, Customer A – 21%; Customer B – 15%; Customer C – 12%; Customer D – 10% and Customer E – 9%.

Competition for our vessel fleet in the Kazakhstan sector of the Caspian Sea varies from small regional companies to large international corporations.  Competition is intense.  Despite our smaller size relative to some of our competition, we believe we have an advantage because of our extensive experience operating vessels in the Caspian Sea and continued presence in the Republic of Kazakhstan.  In addition, we have developed strong relationships with various marine suppliers, port operators and other local companies.  Based on our local regulatory compliance and business reputation, we believe we have been able to differentiate ourselves from our competitors.

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

Oil and gas exploration companies utilize geophysical services in the following ways:

●	to identify new areas of potential sources of hydrocarbons termed “reservoirs;”
●	to determine the size and structure of reservoirs; and
●	to characterize reservoirs and optimize their development.

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

“Non-proprietary”, “multi-client”, or “speculative” seismic surveys are the second contracting method geophysical service companies may offer.  When performing services on this basis, the data is acquired by the geophysical service company for its own account.  The geophysical service company then licenses that data to a number of clients.  The high cost involved in obtaining geophysical data on a proprietary basis has prompted many clients to license data on a multi-client basis. We participate in a joint venture with CGG-Veritas, a France based multinational company, when providing services on this basis.

The geophysical services industry is highly technical and the requirements and demands on acquisition and processing are continually evolving as clients seek to answer questions and understand more about their reservoirs using seismic data sets.

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

The onshore seismic market in Kazakhstan is comparably mature and is dominated by four local companies: Azimut, SIF Dank, TatArka and GeoEnergy.

During fiscal 2015 geophysical service revenue from two customers represented approximately 91% of total geophysical service revenue as follows, Customer A – 55% and Customer B – 36%.

Because of the ongoing economic slowdown and tight credit markets in Kazakhstan and the sluggish market for oil and natural gas, many of our land seismic clients, most of which are local Kazakhstan companies, continue to experience significant difficulty in obtaining financing for land seismic data surveys.

Through TatArka we hold a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”), a Kazakhstan based joint venture formed with the participation of CGG-Veritas of France to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan government was to own the data gathered and Veritas-Caspian was to have the exclusive right to market and sell the data to prospective bidders on tendered blocks.  No blocks covered under the project were ever put out for tender by the government as a result we have not received any income from Veritas-Caspian.

Marine Base Services

 Atash Marine Base

Balykshi LLP

The base is currently used by our own fleet and a few other small operators.  At the time we made the decision to construct the marine base, it was anticipated that development of the Kashagan oil field would create significant demand for the services it would offer.  We planned to market services to large multi-national oil companies engaged in exploration and construction in the region.  We continue to believe that commencement of the second phase of development of the Kashagan oil field will increase the demand for the services offered at our marine base.  As noted above, however, development of the Kashagan oil field has been significantly delayed to at least 2019.  Because of the delays, there has been limited demand for our marine base services and the base has generated significantly more operating expenses than revenue and has always operated at a loss.  We do not anticipate this to change until development activities within the Kashagan oil field ramps up in a material way.

The marine base offers the following facilities and services:

●	long and short terms vessel moorings;
●	wharf front crane pad for vessel loading/offloading;
●	boat yard with vessel lifting facilities;
●	long-term berths;
●	water storage facilities and vessel bunkering;
●	oily and waste water collection and removing facilities;
●	weighbridge facilities;
●	electrical power supply and distribution system; and
●	open lay-down storage area.

There are currently two other marine bases that operate in the vicinity of our base and control the market share.  These bases are owned by Teniz Service and Saga Atash.  We will have to compete with their operations if we wish to gain market share.  Given the current state of our operations, our market share is insignificant.  We do not currently anticipate this will change in the near future.

During fiscal 2015 marine base revenue from three customers represented 72% of total marine base revenue as follows, Customer A – 30%; Customer B – 28% and Customer C – 14%.

Additional dredging is required at the base.  Currently, Balykshi has insufficient funds to complete the dredging project.  If the dredging is not completed, Balykshi could be subject to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.

We funded construction of the marine base through a combination of debt and equity financing provided by the European Bank for Reconstruction and Development (“EBRD”), debt facilities provided by two other groups and internal financing provided by the Company.  Our subsidiary Balykshi borrowed $18,600 from EBRD and EBRD acquired a 22% equity interest in Balykshi for $10,000.  The assets of Balykshi and Caspian Real Estate Limited (“CRE”) are pledged as collateral under the EBRD financing agreements (including, the marine base itself, bank accounts and movable and immovable property).  Balykshi also executed agreements assigning its interests to insurance, investments and contracts to EBRD.  To obtain the financing, EBRD also required CSI to guarantee the financial performance of Balykshi and CRE under the financing agreements.  We are currently unable to satisfy our financing obligations to EBRD, and we do not anticipate being able to satisfy those obligations at any time in the foreseeable future.  Because of this, if EBRD were to elect to, it could, among other things, seize ownership of the marine base in satisfaction of our obligations to EBRD and pursue our other assets.

Mangistau Oblast Boat Yard, LLP

 Mangistau Oblast Boat Yard LLP (“MOBY”) was established as a joint venture between Balykshi LLP, and two non-related companies - Kyran Holding Limited (“Kyran”) and JSC KazMorTransFlot (“KMTF”). MOBY was formed to operate a boat repair and drydocking services yard located at our marine base. Balykshi holds a 20% equity interest in MOBY.

In August 2014 the Company and Topaz Engineering Limited (“Topaz”), the owner of Kyran, closed a Share Purchase Agreement dated 20th November, 2013 (the “Purchase Agreement”), pursuant to which we acquired from Topaz its 100% equity interest in Kyran.  The principal asset of Kyran is a 50% equity interest in MOBY.  This transaction was undertaken in connection with our ongoing efforts to restructure our debt obligations to EBRD and Investor.

In August 2008 MOBY entered into a loan agreement (the “MOBY Loan”) with EBRD.  In connection with the loan, EBRD required the Company, among others, to execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of a portion of the MOBY Loan.  As of September 30, 2015 and 2014, the outstanding balance of the MOBY Loan was $6,314 and $5,998 including the accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  Under the MOBY Loan, during any period when the loan is in default, a default interest rate shall be the interbank rate plus a margin of 3.6% plus an additional 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on December 15, 2011.

As of September 30, 2015 and September 30, 2014, MOBY had made no semi-annual installment payments and was in violation of certain financial covenants of the MOBY Loan.  Under the MOBY Loan, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge, to date EBRD has not sought to accelerate the debt obligations we owe under the Guarantee.  Should EBRD determine to take action, we would not have sufficient funds to repay our portion of the MOBY Loan and would be forced to seek sources of funding to satisfy these obligations, which we do not believe would be available.

On July 29, 2013 we entered into an agreement to acquire KMTF’s 30% interest in MOBY for approximately $4. Closing of this agreement is subject to various closing conditions, including restructuring our obligations with EBRD.

Safety and Risk Management

Kazakhstan is a member of the International Maritime Organization (“IMO”) and is a signatory to most of the IMO conventions regulating safety and navigation.  We are committed to ensuring the safety of our operations.  Management regularly communicates with our personnel to promote safety and instill safe work habits through media and safety review sessions.  We also regularly conduct safety training meetings for our personnel.  We dedicate personnel and resources to ensure safe operations and regulatory compliance.  We employ safety personnel who are responsible for administering our safety programs.

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action.  Any such event may result in a reduction in revenues or increased costs.

Conducting of geophysical operations involves its own risks related to field operation conditions, weather, equipment, and road transport of our crews. We are constantly trying to mitigate risk factors by applying industry best practices and safety standards, conducting training and safety meetings and drills.

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

Environmental Compliance

During the ordinary course of business our operations are subject to a wide variety of environmental laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection.  The requirements of these laws and regulations have become more complex and stringent in recent years and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs with regard to negligence or fault on the part of such party.  Aside from possible liability for damages and costs including natural resource damages associated with releases of hazardous materials into the environment, such laws and regulations may expose us to liability for conditions caused by others or even acts of our own that were in compliance with all applicable laws and regulations at the time such acts were performed.  Violations of these laws may result in the imposition of administrative, civil and criminal penalties, fines, injunctions, revocation of permits, suspension or termination of our operations and other sanctions.  Moreover, it is possible that changes in environmental laws, regulations or enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us.  Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company.  We are proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard our vessels and at shore base locations.  In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.  However, environmental laws and regulations are subject to change and may impose increasingly strict requirements and, as such, we cannot estimate the ultimate cost of complying with such laws and regulations.

Foreign Operations

As an emerging market, Kazakhstan is still developing the business infrastructure that generally exists in more mature free market economies.  As a result, operations carried out in Kazakhstan can involve risks that are not typically associated with developed markets.  Instability in the market reform process could subject us to unpredictable changes in the basic business environment in which we currently operate.  Therefore, we face risks inherent in conducting business internationally, such as:

●	foreign currency exchange fluctuations or imposition of currency exchange controls;
●	legal and governmental regulatory requirements;
●	disruption of tenders resulting from disputes with governmental authorities;
●	potential vessel seizure or nationalization of assets;
●	import-export quotas or other trade barriers;
●	difficulties in collecting accounts receivable and longer collection periods;
●	political and economic instability;
●	difficulties and costs of staffing and managing international operations; and
●	language and cultural differences

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

Employees

The Company and its subsidiaries currently employ approximately 400 employees, including 366 full-time employees.  We hire our employees under local labor contracts complying with the governing law of the Republic of Kazakhstan.

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

Volatility of oil and gas prices and depressed prices for oil and gas has negatively impacted demand for our services.

Even in a more favorable commodity pricing climate, prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. High demand for crude oil and natural gas, reductions in supplies and/or low inventory levels for these resources, as well as any perceptions about future supply interruptions can cause prices for crude oil and natural gas to rise.  Conversely, low demand for crude oil and natural gas, increases in supplies and/or increases in crude oil and natural gas inventories can cause prices for crude oil and natural gas to decrease.  In addition, global military, political, and economic events, including civil unrest in the oil producing and exporting countries of the Middle East and North Africa, have historically contributed to crude oil and natural gas price volatility.

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as the level of production by non-OPEC countries; sanctions imposed by the U.S., the European Union, or other governments against oil producing countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies (such as fracking); increased availability of shale gas and other non-traditional energy resources; significant weather conditions; and governmental policies/restrictions placed on the exploration and production of natural resources.

The significant decrease in oil and natural gas prices is expected to continue to reduce many of our customers’ demand for our services in 2016. If oil and natural gas prices remain at their current levels or decline further, this reduction in activity levels and spending could persist and accelerate through 2016 and beyond. It is difficult to predict how long the current commodity price conditions will continue.  The downturn in crude oil and natural gas prices has negatively impacted the development plans of our customers.  The continuation of this downturn will continue to have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services.  Increased commodity demand can be satisfied by land-based energy resources and increased demand for offshore support vessel services can be more than offset by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

Crude oil pricing volatility has increased in recent years as crude oil has emerged as a widely-traded financial asset class. To the extent speculative trading of crude oil causes excessive crude oil pricing volatility, our results of operations could potentially be negatively impacted if such price volatility affects spending and investment decisions of the offshore exploration, development and production companies that utilize our services.

Changes in the Level of Capital Spending by Our Customers

Demand for our offshore services, and thus our results of operations, are highly dependent on the level of spending and investment in regards to offshore exploration, development and production by the companies that operate in the energy industry.  The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas.  Demand for hydrocarbons has softened while supply has steadily increased, resulting in significant declines in crude oil prices.  When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for drilling, exploration and field development.  The recent, precipitous decline in crude oil prices has already resulted in a decrease in the energy industry’s level of capital spending and, if prices continue to decline or remain depressed for a sustained period of time, capital spending and demand for our services may remain similarly depressed.  Indications are that certain major oil producing nations do not intend to reduce crude oil output.  As a result, the current environment of over-supply may continue for the foreseeable future unless there is a significant increase in worldwide demand, which may not occur.  The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

Other factors that influence the level of capital spending by our customers that are beyond our control include: worldwide demand for crude oil and natural gas; the cost of offshore exploration and production of crude oil and natural gas, which can be affected by environmental regulations; significant weather conditions; technological advances that affect energy production and consumption; the local and international economic and political environment; the technological feasibility and relative cost of developing non-hydrocarbon based energy resources; the relative cost of developing offshore and onshore crude oil and natural gas resources; and the availability and cost of financing.

We may be unable to service our financial obligations.

We have a significant amount of debt and other financial obligations.  As of September 30, 2015, our financial obligations to our two primary creditors totaled approximately $106,000.  We continue discussions with EBRD to determine whether a mutually agreeable restructuring of our obligations to EBRD can be reached.  There is no guarantee we will be successful in our efforts with EBRD.  There is likewise no guarantee we will be successful in our efforts to restructure our obligations to Investor.

If we are unable to restructure our financial obligations in a manner that will allow us to service those obligations, barring an unexpected significant improvement in revenues and results of operations, which, given current market conditions for oil and natural gas, seems unlikely, at least in the near term, we do not anticipate being able to generate sufficient cash flow from our operations to service our financial obligations as currently structured.  Even if we are successful in restructuring our obligations, we believe we will need to experience significant revenue growth and improved operating results, and we may need additional equity investments into the Company to service our existing obligations. As discussed above, we do not anticipate significant revenue growth until the second phase of development of the Kashagan field commences, which is currently projected to occur in 2019, and there is no guarantee our services will be in demand when second phase development of the Kashagan field commences.

We have failed to comply with certain obligations under the EBRD Loans and the Consolidated Note, which may trigger the rights of EBRD or Investor to demand immediate repayment of our obligations to each of them.

As discussed in greater detail in Note 6 – Notes Payable of our Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report, the EBRD Loan to Balykshi (the “Balykshi Loan”) matured in May 2015.  We failed to make any of required semi-annual repayment installments.

To our knowledge, as of the date of this annual report EBRD has taken no legal action to obtain payment of the Balykshi Loan or to accelerate its put right.  Should EBRD determine to take legal or other action to obtain repayment, we would not have sufficient funds to repay the loan or to satisfy the put right.

As of September 30, 2015 the outstanding amount due under the Balykshi Loan was $27,968.  In addition, were EBRD to accelerate its put option the accelerated put price would be $10,000 plus an internal rate of return of 20% per annum.  At September 30, 2015 this repayment obligation was $23,644.  Additionally, as noted above, after increasing our ownership share in MOBY to approximately 66% through the acquisition of Kyran, we are required to consolidate MOBY’s financial statements into the Company’s financial statements.  As a result, the EBRD Loan to MOBY (the “MOBY Loan”) has been consolidated into the Company’s financial statements.  At September 30, 2015 the balance of the EBRD Loan to MOBY was $6,314.  Pursuant to the EBRD-MOBY financing agreements, repayment of approximately 60% of this loan balance is guaranteed by the MOBY minority shareholder and approximately 31% is guaranteed by Caspian Services, Inc.  Given the difficult equity and credit markets and our current financial condition, we believe it would be very difficult, if not impossible, to obtain funding to repay these obligations.  If we were unable to repay the loans or satisfy the put, we anticipate EBRD could seek any legal remedies available to it to obtain repayment of its loans and its put right.  These remedies could include forcing the Company into bankruptcy.  As the financing provided to us by EBRD is secured by mortgages on the real property, assets and bank accounts of Balykshi, CRE and MOBY, and guaranteed by CSI, EBRD could also pursue remedies under those security agreements, including foreclosing on the marine base and other assets.

Similarly, as of the date of this annual report, we have failed to make any of the semi-annual interest payments under the Consolidated Note, on time or in full, when due. As of September 30, 2015 we had cumulatively paid $2,750 to the Investor; an additional $100 was paid in December 2015.  These payments were insufficient to pay the interest due under the Consolidated Note.  The failure to pay the semi-annual interest payments required by the Consolidated Note may constitute an event of default under the Consolidated Note and the Non-Negotiable Note which would grant Investor the right to declare the notes and interest thereon immediately due and payable.  Should such occur, we would likewise have insufficient funds to repay the Notes, individually or collectively.  We anticipate Investor could seek any legal remedies available to obtain repayment of the Notes.  We have agreed to collateralize the Notes with our non-marine related assets.

Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our financial obligations to EBRD and Investor in such a way that we will be able to fulfill obligations under such restructured agreements.  As of the date of this report, we have unsuccessfully engaged in such negotiations numerous times.  Given the difficult credit markets, the ongoing depressed commodity price environment, our revenue and operating expectations in the near term, current projections with regard to the timing of commencement of the second phase of development of the Kashagan field and the lack of any guarantee that development of the Kashagan field will positively impact our revenue or results of operations, the likelihood of our success in negotiating restructured financial agreements we can satisfy seems uncertain at best.  Uncertainty as to the outcome of these events raises substantial doubt about our ability to continue as a going concern.

Our creditors could seize our assets.

As noted in the preceding risk factor, our obligations under the Balykshi Loan and related financing agreements are secured by mortgages on the real property, assets and bank accounts of Balykshi, CRE and MOBY.  We have similarly agreed to, as allowed by applicable law, pledge our assets not pledged to secure the Balykshi Loan and related financing agreements, to secure the Non-Negotiable Note and the Consolidated Note.  In the event we are unsuccessful in restructuring our obligations with our creditors, our creditors could determine to exercise their rights under their respective security agreements and foreclose on all or a significant portion of our assets.  Should this occur, it would be unlikely we would be able to continue operations.

Our operations are exposed to currency devaluation and fluctuation risk which may negatively impact our financial results

Our results of operations or financial condition have been and may in the future be negatively impacted by fluctuations in foreign currency exchange rates and devaluations of foreign currencies.  The functional currency of the CSI, Caspian Services Group Limited (“CSGL”), Caspian Geophysics Limited (“CGEO”) and CRE is the United States Dollar.  The Kazak Tenge (KZT) is the functional currency of Caspian LLP, TatArka, Balykshi, Kyran and MOBY.  The Euro is the functional currency of Caspian Services Group B.V. (“Caspian B.V.”).  The Russian Ruble (RR) is the functional currency of Caspian Services LLC (“Caspian LLC”).  As a result, certain sales and related expenses are denominated in currencies other than the United States Dollar (USD).  Our results of operations may fluctuate due to exchange rate fluctuation between the USD and other currencies because our financial results are reported on a consolidated basis in USD.

In August 2015 the Kazakh government and the national bank of Kazakhstan opted to make the KZT a free-floating currency.  As a consequence, In August-September 2015 the KZT was devaluated by approximately 44%, which caused a foreign exchange transaction loss of $19,200 mostly as a result of the remeasurement of the Balykshi Loan and the MOBY Loan, which are each denominated in U.S. Dollars.

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the fiscal year ended September 30, 2014, we recorded a foreign exchange transaction loss of $6,645 mostly as a result of the remeasurement of the Balykshi Loan which is denominated in U.S. Dollars.

The RR has similarly declined approximately 50% against the USD since June 2014.

Given the recent instability of the RR and the new policy for a free-floating KZT, it is possible we could experience additional currency devaluation in short-term or mid-term which could worsen our financial results.  In the past we have not engaged in wide spread foreign exchange hedging to hedge against foreign exposures.

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

As disclosed in the Report of Independent Registered Public Accounting Firm in our Consolidated Financial Statements, the Balykshi Loan has matured and we have failed to make the required semi-annual repayment installments.  Should EBRD seek immediate repayment of its loans and accrued interest, or to accelerate its put right, we would not have sufficient funds to repay the Balykshi Loan or satisfy the put option.  Our failure to meet the semi-annual interest payment obligations due Investor may constitute an event of default under our Notes to Investor which would allow Investor to demand immediate repayment of our obligations to him.  At September 30, 2015 we had negative working capital of approximately $98,409.  As a result of these factors our independent registered public accounting firm has expressed that the uncertainty of the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Our substantial debt load adversely affects our financial health.

                Our substantial debt has important consequences.  In particular, it:

●	limits the customers who will use our services;
●	increases our vulnerability to general adverse economic and industry conditions;
●	limits our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and
●	places us at a competitive disadvantage compared to our competitors that have less debt.

Our financing agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our financing agreements contain restrictive covenants that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	pay dividends;
●	repay subordinated debt prior to its maturity;
●	grant additional liens on our assets; and
●	merge with another entity or dispose of our assets.

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

Contracts for the various services we offer are generally awarded on an intensely competitive basis.  We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; and safety and efficiency.  Some of our competitors have substantially greater financial resources and larger operating staffs than we do.  They may have newer fleets, be better able to compete in making services available more quickly and efficiently, be better at meeting customer’s schedule and withstanding the effect of declines in rates of demand.  As a result, we could lose customers and market share to these competitors.  Some of our competitors may also be willing to accept lower rates in order to maintain or increase their market share.  In addition, competition may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership.  Our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.

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

We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations.  These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels.  We are also subject to the regulations of the International Safety Management (“ISM”) Code.  We believe all of our vessels are compliant with these international standards.  The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore maritime operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business.  Additionally, environmental, health and safety laws change frequently.  Therefore, we may be unable to predict the future costs or other future impact of environmental, health and safety laws on our operations.  There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of environmental regulation in the future.

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

Liquidity of common stock.

Our common stock has limited trading volume on the Over-the-Counter Pink market and is not listed on a national exchange.  Moreover, a percentage of our outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the Commission under the Securities Act of 1933, as amended.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Item 1B. Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.  Properties

We maintain principal executive offices at 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109 and 134 Azerbayev Ave., Koktobe microdistrict, Almaty, 050010, Kazakhstan.  We also maintain an office in Aktau, Kazakhstan.  We lease office space in Salt Lake City, Utah and Aktau, Kazakhstan.  The monthly rent for our office in Salt Lake City is $1.4.  This lease terminates in March 2016.  We anticipate negotiating an extension of this lease.  Our office lease in Aktau expires in October 2017 and costs about $6 per month.

            As is the norm in Aktau we rent apartments for the exclusive use of our employees posted there.  We have six apartments on a revolving annual lease that usually renews each year in January.  Total rent for the apartments is about $7 per month.

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

As discussed in Item 1 Business of this annual report, through our subsidiary Balykshi, we own an 11 hectare parcel of real property.  This property forms the basis for our marine base facility.  The cost of the property has been included in the roughly $20,000 figure disclosed as our investment as of September 30, 2015 in the marine base facility.

In connection with our financing agreements with EBRD, we and our subsidiaries CRE and Balykshi, entered into a Mortgage Agreement with EBRD mortgaging this parcel of real property to secure the EBRD Loan.  Pursuant to our financing agreements with EBRD, the Loan is collateralized by the real property, marine base and other assets of CRE and Balykshi.

Item 3.  Legal Proceedings

Our business is subject to various federal, state and local laws and regulations.  From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2015, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

As noted throughout this annual report, we have not complied with the periodic payment obligations of our financing agreements with Investor, which may constitute an event of default under such agreements.  Also, the Balyskhi Loan has matured without repayment.  As of the date of this annual report, neither EBRD nor Investor has taken action against us, but there is no guarantee either party will continue to forbear from so doing.  In the event EBRD or Investor were to take legal action against, we believe the final disposition of such a proceeding would have a material adverse effect on our financial position, results of operations and liquidity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the OTC Pink market under the symbol “CSSV.”  The following table presents the high and low bid prices for the fiscal years ended September 30, 2015 and 2014.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2015

Fourth quarter	$0.01	$0.01
Third quarter	$0.02	$0.01
Second quarter	$0.03	$0.02
First quarter	$0.03	$0.03

Fiscal year ended September 30, 2014

Fourth quarter	$0.04	$0.03
Third quarter	$0.03	$0.03
Second quarter	$0.03	$0.03
First quarter	$0.04	$0.03

Holders

As of January 7, 2016 we had approximately 198 stockholders of record holding 52,657,574 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing houses or agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report.

Performance Graph

This information is not required for smaller reporting companies.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the past three fiscal years which have not previously been disclosed in a quarterly report on Form 10-Q, an annual report on Form 10-K or a current report on Form 8-K.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser purchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

This information is not required for smaller reporting companies.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended September 30, 2015 and 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this annual report.

Except for share and per share amounts, all dollar amounts stated in this Item are presented in thousands unless stated otherwise.

2015 Summary

During the 2015 fiscal year, on a consolidated basis, total revenues decreased 45% due to 20%, 76% and 24% decreases in vessel, geophysical services and marine base services revenue, respectively compared to fiscal 2014.

We do not anticipate demand for our services to grow in fiscal 2016 as development of the second phase of the Kashagan oil field development project continues to be delayed.  Current projections place commencement of the second phase some time in 2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up.  Based on current industry expectations for Kashagan development, we remain optimistic about our prospects in the longer-term, assuming we are able to remain in business until conditions improve.  Additionally, we continued to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea.

The decrease in total revenues outpaced the decrease in total costs and operating expenses during fiscal 2015.  While total revenues decreased 45%, total costs and operating expenses decreased only 31%, as some of expenses (e.g. maintenance) are fixed by nature.

During fiscal 2015 we also realized a significant increase in net other expenses primarily as a result of a $12,555 increase in foreign currency transaction loss due to a 44% devaluation of the Kazakh Tenge in August 2015 by the National Bank of Kazakhstan compared to the 20% devaluation experienced in February 2014.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $21,164 during fiscal 2014 to $28,639 during fiscal 2015.

Results of Operations

Comparison of the fiscal year ended September 30, 2015 and September 30, 2014

In fiscal 2015 we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.
	For theYear
	Ended September 30,
	2015	2014	% change

VESSEL OPERATIONS
Operating Revenue	$ 13,477	$ 16,840	-20%
Pretax Operating Income/(Loss)	2,326	(200)	-1264%

GEOPHYSICAL SERVICES
Operating Revenue	$ 3,146	$ 13,244	-76%
Pretax Operating Income/(Loss)	(3,985)	2,434	-264%

MARINE BASE SERVICES
Operating Revenue	$ 8,175	$ 6,888	19%
Pretax Operating Loss	(30,082)	(18,341)	64%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(2,870)	(2,979)	-4%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 12 to our Financial Statements.

Consolidated Segment Revenues and Operating Expenses

Vessel Operations

During fiscal 2015 revenue from vessel operations decreased 20% to $12,061.  Ongoing delays in the Kashagan project caused the decrease in demand for vessel charter services.  We do not expect growth in demand for our vessels during fiscal 2016 in the Kazakhstan sector of the Caspian Sea, so we will continue to pursue opportunities in Turkmenistan and Russian sector of Caspian Sea.

As a result of decreased operating activities during fiscal 2015, vessel operating costs of $6,574 were 31% lower than during fiscal 2014.

General and administrative expenses related to vessel operations decreased 42% during the fiscal 2015 mostly due to approximately $1,000 less in provision for bad debt reserves accrued in fiscal 2015 compared to 2014 and $500 savings on administrative staff salary cuts in fiscal 2015.

Due to reductions in general and administrative expenses during the fiscal 2015, net income from vessel operations during fiscal 2014 of $937 increased to net income of $2,750 during fiscal 2015.

Geophysical Services

Revenue from geophysical services decreased 76% from $13,244 during fiscal 2014 to $3,146 during fiscal 2015.  This was the result of a dramatic drop in demand for our services during fiscal 2015 due to the continued pressure of low oil prices on the world commodities markets.  During fiscal 2014 we successfully completed seven projects.  By comparison, we completed only three projects in fiscal 2015.  As a result of the significant decrease in world oil prices, we expect the trend of lower demand and correspondingly, lower geophysical services revenue to continue until world oil prices rebound and the local credit market in Kazakhstan improves.

During the fiscal 2014 our onshore seismic segment collected overdue payments from a related party (Bolz LLP) in the amount of $3,154.  In prior periods we created an allowance for this overdue trade account receivable from related parties.  As a result we reversed this allowance during the fiscal 2014 for the amount of the repayment received.

During the fiscal 2014 we paid a bonus of $1,487 to Mr. Vasilenko, our General Manager of Geophysical Services, in recognition of his efforts to collect this overdue balance from Bolz LLP.

No similar transactions occurred during the fiscal 2015.

            As a result of significantly decreased activity in our onshore seismic business, net loss attributable to Caspian Services, Inc. from geophysical operations of $3,361 was accrued during the fiscal 2015 compared to net income attributable to Caspian Services, Inc. of $1,669 during the fiscal 2014.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

Although we continue to make attempts to diversify into other geophysical services, particularly mining, we anticipate that fiscal 2016 will be flat for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, decreasing world oil prices have resulted in many companies postponing further seismic works until oil prices rebound.  We anticipate these trends will continue in future periods until world oil prices rebound and the credit market in Kazakhstan improves.

Marine Base Services

Our marine base services revenues decreased 24% to $1,238 during fiscal 2015 mostly due to $470 of revenue realized from MOBY in fiscal 2014. As MOBY is now part of the Caspian Services group of companies, MOBY’s intercompany revenue was eliminated during the fiscal 2015.

The revenue generated by the marine base was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $6,762 was accrued to reflect our liability under the EBRD loans, the potential accelerated put option and the portion of interest on the loan from Investor, which relates to the marine base.

During the fiscal 2015 we realized a marine base services loss of $24,873 compared to a loss of $16,223 during the fiscal 2014.   The increase in loss was mostly due to $20,418 and $7,219 in fiscal 2015 and 2014, respectively, of foreign exchange loss resulting from a revaluation of our debt to EBRD denominated in US Dollars following the 44% and 20% devaluation of the Kazakh Tenge in fiscal 2015 and 2014, respectively.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start no earlier that 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

Corporate administration refers to some local administration in Kazakhstan and the administration of our affairs in the United States.   During the fiscal year ended September 30, 2015 net loss from corporate administration was $2,481, which was 18% less than during the fiscal year ended September 30, 2014.  This decrease was caused by the liquidation of our subsidiary, CSI LLP (Kazakhstan) and its assets. The corresponding income of $391 was charged to the Loss (income) from discontinued operations.

Consolidated Results

Impairment Loss

During fiscal 2014 we recognized an impairment loss of $2,281 compared to an impairment loss of $0 during fiscal 2015. The impairment loss accrued during fiscal 2014 reflects the write-off of MOBY assets to their fair market value.

General and Administrative Expenses

                General and administrative expense for the fiscal year ended September 30, 2015 was $7,740 which was a 13% decrease from the comparable prior period.  Excluding the effect of the reversed provision of $3,154 for Bolz LLP and $1,487 bonus paid to Mr. Vasilenko during the fiscal 2014, which were mentioned above, total general and administrative expenses for the fiscal 2015 would have increased 7% or $510 compared to fiscal 2014.  The increase was mostly due to additional allowance for trade accounts receivable of $592 recognized in fiscal 2015.

Depreciation and Amortization

Depreciation and amortization expense increased by $329 or 7% to $4,849 during fiscal 2015 compared to fiscal 2014 mostly due to MOBY depreciation expense incurred during the fiscal 2015.  As we acquired MOBY in August 2014 only two months of depreciation was incurred in fiscal 2014.

Foreign Currency Transaction Loss

In August 2015 the Kazakh government changed its monetary policies to make the Kazakh Tenge free floating. As a result, KZT was devalued by 44%.  Because of the devaluation, during the fiscal year ended September 30, 2015, we recorded foreign exchange transaction losses of $19,200 mostly as a result of the remeasurement of the Balykshi Loan and MOBY Loan which are denominated in U.S. Dollars.

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the fiscal year ended September 30, 2014, the Company recorded foreign exchange transaction losses of $6,645 mostly as a result of the remeasurement of the Balykshi Loan which is denominated in U.S. Dollars.

Other Non-Operating Income, net

During fiscal 2015 we realized net other non-operating income of $416 compared to net other non-operating income of $29 during fiscal 2014.  The increase was mostly attributable to $150 income recognized for a vessel sale and $90 income from equipment lease and other services in TatArka.

Net Other Expenses

As a result of the significant increase in foreign currency transaction loss, net other expenses increased 81% to $27,934 during fiscal 2015.

Net Loss

As a result of the aforementioned factors, during fiscal 2015 we realized a net loss of $33,174 compared to a net loss of $18,760 during fiscal 2014.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment increased by $6,467 during fiscal 2015 due to the 44% devaluation of the Kazakh Tenge in August 2015.

Comprehensive Loss Attributable to Caspian Services, Inc.

As a result of the devaluation of the Kazakh Tenge, comprehensive loss attributable to Caspian Services, Inc. increased 35% to $28,639 during fiscal 2015 compared to $21,164 during fiscal 2014.

Liquidity and Capital Resources

At September 30, 2015 we had cash on hand of $1,372 compared to cash on hand of $1,957 at September 30, 2014.  At September 30, 2015 total current liabilities exceeded total current assets by $98,409. That was mainly attributable to the EBRD loans and put option and the Investor loans being classified as current liabilities.

In 2007 our subsidiary Balykshi entered into a series of debt and equity financing agreements with EBRD to provide funding for our marine base.  As of September 30, 2015 the outstanding loan balance and accrued interest of the Balykshi Loan was $27,968.  The Balykshi Loan matured in May 2015.  Under the terms of the Balykshi Loan Agreement, as amended, semi-annual repayment installments under the Balykshi Loan were due each year on November 20 and May 20.  As of the date of this report none of the required installment payments has been made and the loan is now due and payable.  The default interest rate of the Balykshi loan of 9% is applied to the payments due but not paid.  The Balykshi Loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE and is additionally secured by the CSI corporate guarantee.

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

As of September 30, 2015 the outstanding balance of the MOBY Loan from EBRD was $6,314 including the accrued and unpaid interest.  The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan Agreement provides that during any period when the loan is in default, a default interest rate of the interbank rate plus a margin of 3.6% plus an additional 2% per annum shall be charged.  The MOBY Loan Agreement provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan Agreement.)

As of September 30, 2015 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To our knowledge EBRD has not sought to accelerate the debt obligations of MOBY or enforce the guarantee obligations of the Company under the Guarantee.

Should EBRD seek to collect the Balykshi Loan, or to accelerate the put option or the MOBY Loan, or should it seek to enforce the MOBY Loan guarantee, or our other financial obligations to it, we would have insufficient funds to satisfy those obligations collectively or individually. If we are unable to satisfy those obligations, EBRD could seek any legal remedy available to it to obtain repayment, including forcing the Company into bankruptcy, or foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE and pursuing the other assets of the Company.

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

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest into shares of our common stock at $0.10 per share. However any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the Balykshi financing agreements.

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial payments to Investor in the aggregate amount of $2,850 to reduce the balance due on the Consolidated Note.  The failure to pay the full interest on the Consolidated Note when due may constitute an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, we have included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2015.  As of the date of this report, to our knowledge, Investor has not made any demand for immediate repayment of the Consolidated Note.  As with EBRD, if Investor were to demand immediate repayment of the Consolidated Note, we would have insufficient funds to satisfy that obligation.  Were that to occur, we anticipate Investor would seek any legal remedy available to him to obtain repayment.

    While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect a reversal in the trend of lower revenues from operations to improve until world oil prices rebound, the credit markets in Kazakhstan improve and the second phase of the Kashagan development ramps up, which at this time is projected to occur no earlier than 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  To date, however, these efforts have not been successful in replacing the lost demand in Kazakhstan.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, we do not believe we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the recent significant decrease in world oil prices will continue to have a significantly negative impact on our revenues until such time as oil prices rebound.

With ongoing weak oil prices and the soft market for the services we offer, we have been searching for new opportunities to generate income.
During fiscal 2015 we provided financial assistance to Caspian Geo-Consulting Services LLP (“Caspian Geo”) in the form of loans which has been used by Caspian Geo to explore for gold ore within the Shoyimbai Deposit located in the Karaganda Oblast of the Republic of Kazakhstan (the “Deposit”) and to prove the reserves of the Deposit so that Caspian Geo and the holders of the exploration license on the Deposit could prepare the required submission to apply for a subsoil use contract for the production of gold ore from the Deposit (the “Subsoil Use Contract”).  The application for the Subsoil Use Contract has been submitted to the competent authority of the Republic of Kazakhstan and the parties to that contract are in the process of reviewing and finalizing it.  Upon successful grant of the Subsoil Use Contract, Caspian Geo plans to pursue commercial production of gold ore from the Deposit (the “Project”).

At September 30, 2015 the unpaid outstanding balance of the financial assistance was KZT 593,500 and at December 31, 2015 the unpaid outstanding balance was KZT 543,500.  We have agreed with Caspian Geo to consolidate the previously provided financial assistance into a single US dollar denominated outstanding amount of $2,195 (US dollars).  Caspian Geo will make minimum monthly payments of KZT 50,000 from January 2016 through November 2016 and by no later than December 30, 2016, will pay the remaining unpaid balance of the outstanding amount.

In addition to repayment of the financial assistance, we hold a participation interest right pursuant to which, we will receive 20% of the total amount received by Caspian Geo, which in no event shall be less than 10% percent of the total amount distributed to the holders of the Subsoil Use Contract, from the sale of gold ore from the Deposit (the “Participation Interest”) from January 11, 2016 until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event we have not exercised our conversion or exchange rights, following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018 to retire our Participation Interest in exchange for a lump sum payment of $1,825.  At this time, we do not know how long it will be before the Project begins generating income or we receive any income from our Participation Interest.

We also have the right, at any time prior to retirement of the Participation Interest, to convert our Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange our Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.

Our ability to continue as a going concern is dependent upon, among other things, our ability to (i) successfully restructure our financial obligations to EBRD and Investor, (ii) increase our revenues and improve our operating results to a level that will allow us to service our financial obligations, and/or (iii) attract other significant sources of funding, and (iv) a return to higher world oil prices.  Uncertainty as to the outcome of each of these events raises substantial doubt about our ability to continue as a going concern.

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

The following table provides an overview of our cash flow during the fiscal years ended September 30, 2015 and 2014:

	For the fiscal years ended September 30,
	2015	2014

Net cash provided by operating activities	$ 1,680	$ 6,693
Net cash used in investing activities	(2,615)	(4,423)
Net cash used in financing activities	(450)	(700)
Effect of exchange rate changes on cash	800	(3,586)

Net change in cash	$ (585)	$ (2,016)

Net cash flow from operations for fiscal 2015 was positive, mostly due to a decrease in trade accounts receivable of $1,864.

Net cash used in investing activities was mostly due to an increase in short-term notes from related parties of $2,579 during the fiscal 2015.

Summary of Material Contractual Commitments

Summary of Material Contractual Commitments 2015
(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 47,690	$ 47,690	$ -	$ -	$ -
Loans from EBRD	34,282	34,282	-	-	-
Accelerated put option liability	23,644	23,644	-	-	-
Operating leases - vessels	6,651	1,207	2,671	1,784	988
Operating leases - other	207	129	78	-	-
Total	$112,474	$106,952	$ 2,749	$ 1,784	$ 988

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

This information is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  The term “disclosure controls and procedures” is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).   Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).  Based on this evaluation under the framework in the Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting is effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Following prior approval of the loan transaction by our board of directors, on January 11, 2016, we entered into a Master Financial Assistance Repayment Agreement with Caspian Geo, (the “Repayment Agreement”).  Pursuant to the Repayment Agreement, we and Caspian Geo agreed to consolidate the unpaid outstanding amount of previously provided financial assistance (KZT 543,500 at the date of the Repayment Agreement) into a single US dollar denominated outstanding amount of $2,195 (US dollars).

Caspian Geo will make minimum monthly payments of KZT 50,000 from January 2016 through November 2016 and by no later than December 30, 2016, will fully repay any unpaid outstanding balance of the outstanding amount.

In addition to repayment of the previously provided financial assistance, we hold a participation interest right pursuant to which, we will receive 20% of the total amount received by Caspian Geo (which in no event shall be less than 10% percent of the total amount distributed to the holders of the Subsoil Use Contract) from the sale of gold ore from the Deposit from the date of the Repayment Agreement until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event our Participation Interest has not been converted or exchanged, following repayment in full of the $2,195 outstanding amount, and any default penalties imposed, Caspian Geo has the right until January 9, 2018 to retire our Participation Interest in exchange for a lump sum payment of $1,825.

We also have the right, at any time prior to retirement of the Participation Interest, to convert our Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange our Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.

The description of the  Repayment Agreement contained in this annual report is only a summary of the Repayment Agreement and is qualified in its entirety by reference to the terms of the Repayment Agreement, a copy of which are attached as exhibit 10.32 to this annual report.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions they held as of December 31, 2015.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Officer Since
Mirgali Kunayev	57	Chairman of the Board of Directors	2002
Kerry Doyle	68	Director	2010
Valery Tolkachev	48	Director	2005
Jeffrey Brimhall	35	Director	2010
Alexey Kotov	38	Director, Chief Executive Officer and President	2009	2010
Indira Kaliyeva	42	Vice President and Chief Financial Officer		2010

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

Kerry Doyle, Director.  Mr. Doyle served as the Chief Executive Officer and President of the Company from November 2008 until his retirement in August 2010.  From 2004 to 2008 Mr. Doyle served as the President and CEO of Veritas-Caspian. As the President and CEO of Veritas-Caspian, Mr. Doyle was responsible for day-to-day operations, particularly the development and growth of its seismic data acquisition activities. From 2003 to 2004 Mr. Doyle served as the Business Development Manager for Central Asia for Veritas DGC Ltd. While at Veritas DGC Ltd., Mr. Doyle successfully negotiated an exclusive agreement with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan for the acquisition of non-exclusive seismic data over the entire open acreage of the Kazakh sector of the Caspian Sea. From 2000 to 2003 Mr. Doyle was employed with WesternGeco as the Country Manager for Kazakhstan, where he oversaw all of WesternGeco’s geophysical operations and administration within Kazakhstan. Mr. Doyle has over 35 years of experience in the geophysical services industry. He holds a 1st Class Certificate of Competency marine engineer (Chief Engineer). Mr. Doyle is a member of the European Association of Exploration Geophysicists and an Elected Fellow of the Royal Geographical Society. Mr. Doyle is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Doyle’s experience and understanding of the Company’s operations and strategic goals, his professional experience and his connections in the industry in determining that Mr. Doyle should serve as a director of the Company.

Valery Tolkachev, Director.  In August 2015 Mr. Tolkachev joined Innovation Fund “Innotech21” as Vice President of Finance and Investments.  From June 2011 to April 2015 Mr. Tolkachev served as the First Deputy Chairman of the Managing Board of Taurus Bank (c.c.).  From 2009 to 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a  MAXWELL Bank), including Chairman of the Managing Board, President, Member of the Board of Directors and Chairman of the Credit Committee. In May 2011 he sold his interest and left his employment with the bank.  From August 2008 to March 2009 Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008 Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCreditAton, former ATON Broker.)  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev became a Company director in 2005.  During the past five years, Mr. Tolkachev also served as a director of BMB Munai, Inc.  He resigned from the board of directors of BMB Munai on November 23, 2015.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Jeffrey Brimhall, Director. Mr. Brimhall is currently employed as Controller of Inflection Energy LLC and manages all accounting functions.  He has been with the company since January 2015.  Previous to his employment with Inflection Energy, Mr. Brimhall worked as the Financial Reporting and Accounting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall was responsible for preparing financial statements and performing financial analysis to present to management and the board of directors. He also managed the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall started with Resolute Energy in December 2009. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as an Audit Supervisor specializing in the oil and gas industry. In that capacity, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Mr. Brimhall also currently serves as a director of Geo Point Resources, Inc. an SEC registrant.  During the past five years, Mr. Brimhall also served as a director of RTS Oil Holdings, Inc., which is no longer an SEC registrant, but was at the time Mr. Brimhall served as a director.  Other than as disclosed above, Mr. Brimhall is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board considered Mr. Brimhall’s experience as a U.S. Certified Public Accountant, his SEC audit experience and his other SEC reporting-related experience in concluding that he should serve on the Company’s board of directors.

Executive Officers

Alexey Kotov, Director, Chief Executive Officer and President.  Mr. Kotov has been with the Company since January 2003.  From January 2003 to September 2007 Mr. Kotov served as in-house legal counsel to CSGL.  As such, Mr. Kotov performed general corporate and operational legal assignments in the Republic of Kazakhstan.  Mr. Kotov was also responsible for supervising the work of a staff of legal personnel assigned to various Company subsidiaries. From October 2007 to August 2010 Mr. Kotov served as General Counsel for Kazakhstan, Corporate Secretary and Treasurer of Caspian Services, Inc.  Mr. Kotov graduated from Kazakh State Law University in July 1998 and qualified as an attorney the same year.  Mr. Kotov is an admitted attorney in the Republic of Kazakhstan and is licensed as a Foreign Legal Consultant in the State of Utah.  He earned a Masters of Business Administration from Loyola University of Chicago, Graduate School of Business in March 2001 and an LL.M, Master of Law degree from The George Washington University Law School in May 2002. Mr. Kotov also earned a Post Graduate Diploma in Maritime Law from London Metropolitan University, Lloyds Marine Academy in February 2007.  Mr. Kotov is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  The board took into consideration Mr. Kotov’s in-depth knowledge of the Company’s operations, his educational background and his legal experience and expertise in determining that he was qualified to serve on the Company’s board of directors.

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

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his or her ability or integrity, including:

(1) any bankruptcy or insolvency proceeding filed against or receiver, fiscal agent or similar officer being appointed for the business or property of the individual or any corporation or partnership in which such individual was a general partner or executive officer either at the time of the bankruptcy or within two years prior to the time of such filing.

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”) or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

(6)  being found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any Federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended, or vacated.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors, executive officers and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of filings made on the SEC Edgar website, the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended September 30, 2015 all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

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

Committees of the Board of Directors

The OTC Pink market does not require us Company to have an audit committee, a compensation committee or a nominating committee.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.

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

Item 11.  Executive Compensation

The table below summarizes compensation paid to or earned by our named executive officers from the fiscal years ending September 30, 2015 and 2014. Unless specifically stated otherwise in this Item 11, all compensation amounts stated in this Item 11 are as stated, rather than being stated in thousands.

Name and principal position	Year	Salary ($)(1)	Bonus ($)	All other Compensation ($)(2)	Total ($)

Alexey Kotov	2015	165,483	-	137,282	302,765
CEO, President and	2014	168,958	105,089	131,499	405,546
Director

Indira Kalieva	2015	120,000	-	55,381	175,381
Vice President and	2014	120,000	60,000	131,752	311,752
CFO

Mirgali Kunayev	2015	237,744	-	88,281	326,025
Chairman of the Board	2014	249,600	-	130,243	379,843

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.
(2)	For a breakdown of the compensation components included in “All other compensation” please see the “All Other Compensation” table below.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All other compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Health Insurance	Pension Fund	Family Travel Allowance	Vehicle Allowance	Unused Vacation

Alexey Kotov	2015	34,434	8,495	16,299	466	8,369	-	69,219
	2014	44,844	8,823	16,157	742	7,255	-	53,678

Indira Kalieva	2015	13,481	14,199	8,592	10,298	-	8,788	23
	2014	27,112	23,362	10,563	10,975	-	7,160	52,580

Mirgali Kunayev	2015	23,437	25,038	11,501	10,001	-	-	18,304
	2014	32,397	29,911	11,154	10,488	-	-	46,293

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

Given the Company’s financial situation we do not anticipate the salaries of our named executive officers will be increased during fiscal 2016; however, nothing precludes the board of directors from re-evaluating base salaries during fiscal 2016.

Bonuses

  During the 2014 fiscal year the board determined to award bonuses to certain of our named executive officers for the purpose of motivating them to remain with the Company.  The board of directors awarded Mr. Kotov a bonus of $105,089.  Ms. Kaliyeva was awarded a bonus of $60,000.  These bonuses were completely discretionary and subjectively determined by our board of directors at the time they were awarded. They were not based on any pre-established, performance-based criteria and the Company was under no obligation to award cash bonuses.  No such bonuses were awarded in fiscal 2015.

Equity incentive awards

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Mr. Kotov was entitled to grants on August 2, 2015 and August 2, 2014.  In September 2015 and September 2014, respectively, Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants for the respective period.

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

During fiscal 2014 Ms. Kalieva and Dr. Kunayev were paid for unused vacation accumulated for prior periods of $52,580 and $45,673, respectively. This one-time payment was obligatory under Kazakhstani legislation.  During fiscal 2015 Dr. Kunayev was paid $129 for unused vacation.

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

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during fiscal 2015 and 2014 we were required to make pension fund payments for Dr. Kunayev, Ms. Kaliyeva and Mr. Kotov.  We do not have any other liabilities related to any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities for any of our named executive officers.  We do not currently offer Company sponsored pension benefits to any of our employees, including the named executive officers.

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

Potential payments upon termination or change in control

The employment agreements of our named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on September 30, 2015.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

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

(1)           If the named executive employee’s employment is terminated for cause, he will not be eligible for termination compensation and benefits.
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

The Company had no outstanding equity awards as of September 30, 2015.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore, Dr. Kunayev and Mr. Kotov did not receive additional compensation for their service on our board of directors.

Director fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries are paid a stipend each year, plus travel expenses.  Currently, Mr. Doyle, Mr. Tolkachev and Mr. Brimhall are non-employee directors of the Company.  During fiscal 2014 the stipend was $30,000 and during fiscal 2015 the stipend was $15,000.  We made partial payments of $60,000 for fiscal 2014 director fees during fiscal 2015 and an additional $10,000 was paid subsequent to fiscal 2015. The past due fees for fiscal 2014 and 2015 are $20,000 and $45,000, respectively.  We intend to pay all past due outstanding director fees to each of our non-employee directors during fiscal 2016.

Equity compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors, nor did we award any equity compensation to any of our non-employee directors during fiscal 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 31, 2015 a total of 52,657,574 shares of our common stock, par value $0.001 per share, were issued and outstanding.  The following table sets forth the persons, to our knowledge, who own greater than 5% of the shares of our outstanding common stock, other than directors, nominees and executive officers.

Type of Security	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Bakhytbek Baiseitov	469,710,000(2)	89.9
	291/21 Dostyk Ave
	Almaty, Kazakhstan 050020

Common	Firebird New Russia Fund, Ltd(3)	3,514,167	6.7
	152 West 57th Street, 24th Floor
	New York, New York 10019

Common	Firebird Avrora Fund, Ltd.(3) 152 West 57 Street, 24th Floor New York, New York 10019	3,480,831	6.6

(1)                 This percentage reflects the increase in the number of shares of common stock that would be issued in connection with the exercise of outstanding conversion rights held by Bakhytbek Baiseitov (“Investor”).
(2)            These shares are not currently issued or outstanding.  On September 30, 2011, the Company issued to Investor two promissory notes: i) the Non-Negotiable Note in the principal amount of $10,800; and ii) the Consolidated Note in the principal amount of $24,446.
The Non-Negotiable Note provides that it shall be repaid through the issuance of Company common stock to the holder of the Non-Negotiable Note at any time upon his demand.  The price per share for principal and interest is $0.12 per share.  Interest accrues on the Non-Negotiable Note at a rate per annum equal to 0.26%.  The Non-Negotiable Note matures on June 30, 2016.  If the issuance of common stock to repay the Non-Negotiable Note has not occurred by June 30, 2016, the Company shall make payment in full of the principal and interest in cash.  At December 31, 2015 the outstanding balance of the Non-Negotiable Note was approximately $10,920.   Assuming Investor had converted the full principal and accrued interest due under the Non-Negotiable Note as of December 31, 2015, he would have been issued approximately 91,000,000 common shares.
The Consolidated Note provides that the holder thereof has the right, at any time following a five-day written notice to convert all or any portion of the principal amount of the Consolidated Note and any accrued but unpaid interest into common stock.  Any conversion by the holder of the Consolidated Note without EBRD approval may constitute an event of default under the Balykshi Loan Agreement.  The conversion price per share is $0.10.  The Consolidated Note accrues interest at a basic interest rate of 12% per annum and a default rate of 13% per annum, which shall be paid semi-annually in arrears on each six-month anniversary of the issuance date.  Assuming Investor had converted the full principal and accrued interest due under the Consolidated Note as of December 31, 2015, he would have been issued approximately 378,710,000 common shares.
(3)            Firebird Management LLC (“Management”) and Firebird Avrora Advisors LLC (“Avrora”) act as investment advisors to, respectively, Firebird New Russia Fund, Ltd. (“New Russia”) and Firebird Avrora Fund Ltd. (“Avrora Fund”), which are private investment funds.  New Russia owns 3,514,167 shares of our common stock and Avrora Fund owns 3,480,831 shares of our common stock. As investment advisors, each of Avrora and Management shares voting and investment control with respect to the shares of Common Stock held by their respective advised Funds. Harvey Sawikin, as control person of Management and Avrora, shares investment power and voting power with respect to the common stock held by them and may be deemed to beneficially own these shares.

Security Ownership of Management

The following table sets forth as of  December 31, 2015 the name and the number of shares of our common stock, held of record or beneficially by Company directors, nominees, and named executive officers, individually and as a group.

Type of Security	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class(1)

Common	Alexey Kotov(1)(2)(3)	913,534	1.7
Common	Indira Kaliyeva(2)	15,000	*
Common	Mirgali Kunayev(1)(2)(4)	13,165,177	25.0
Common	Jeffrey Brimhall(2)	0	*
Common	Kerry Doyle(2)	0	*
Common	Valery Tolkachev(1)(2)	0	*
Directors, Nominees and Named Executive Officers
as a Group: (6 persons)		14,093,711	26.7

* Less than 1%.
(1)                 Options previously issued to Mr. Kotov to acquire 100,000 shares, Dr. Kunayev to acquire 110,000 shares and to Mr. Tolkachev to acquire 25,000 shares expired unexercised on August 1, 2015.
(2)            Mr. Kotov and Ms. Kaliyeva are executive officers of the Company.  Dr. Kunayev, Mr. Brimhall, Mr. Doyle, Mr. Kotov and Mr. Tolkachev are directors of the Company.
(3)            Of the shares attributed to Mr. Kotov, he holds 913,434 shares in his own name.  100 shares are held of record by Mr. Kotov’s wife.  Pursuant to the terms of  Mr. Kotov’s employment agreement, on the anniversary of the effective date of his employment agreement (August 2, 2010), he is entitled to receive a restricted stock grant equal to 0.85% of the then total number of shares outstanding.  .  Mr. Kotov has agreed to release the Company from its obligations to award these restricted stock grants for each the past four years.
(4)                 Dr. Kunayev owns no shares in his own name.  The shares attributed to Dr. Kunayev include 1,000 shares held of record by his spouse, siblings and children, 13,109,317 shares held by Petroleum Group Services Limited (“PGSL”) and 54,860 shares held in street name.  Dr. Kunayev is managing director of PGSL, and as such he may be deemed to have voting and investment power over the shares held by PGSL.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2015 shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants granted in connection with equity compensation plans as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	-0-(1)	n/a	2,815,936
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	-0-	n/a	2,815,936

(1)            Options issued in 2005 to purchase 800,000 shares of our common stock expired unexercised on August 1, 2015.

Changes in Control

As discussed above, on September 30, 2011 we issued the Investor two secured promissory notes, the Non-Negotiable Note, and the Consolidated Note.  If Mr. Baiseitov had demanded repayment of the principal and accrued interest of the Non-Negotiable Note as of December 31, 2015, we would have been required to issue approximately 91,000,000 shares to Mr. Baiseitov.  The issuance of shares to retire the Non-Negotiable Note would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Similarly, assuming Mr. Baiseitov had determined to convert the full principal and accrued but unpaid interest owed under the Consolidated Note at December 31, 2015, we would have been required to issue approximately 378,710,000 shares to Mr. Baiseitov.  The election by Mr. Baiseitov to convert the Consolidated Note to shares of the Company would have resulted in Mr. Baiseitov acquiring a majority of the outstanding common shares of the Company, which would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the period from November 2014 through September 2015 we provided financial assistance to Caspian Geo. Dr. Mirgali Kunayev, the chairman of our board of directors and a holder of greater than 10% of our outstanding common stock, owns a 10% interest in Caspian Geo.  He holds no positions within Caspian Geo.   Dr. Kunayev received none of the funds provided to Caspian Geo.

As discussed in greater detail in the “Liquidity and Capital Resources” section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report, the financial assistance was used by Caspian Geo to explore for gold and prove the reserves of the Deposit so that Caspian Geo and the holders of the exploration license on the Deposit could submit an application for a Subsoil Use Contract to produce gold ore from the Deposit.  Upon successful grant of the Subsoil Use Contract, Caspian Geo plans to pursue commercial production of gold ore from the Deposit.  Pursuant to the Repayment Agreement dated January 11, 2016, we and Caspian Geo have agreed to consolidate the previously provided financial assistance into a single US dollar denominated outstanding amount of $2,195 (US dollars).  Caspian Geo will make minimum monthly payments to us of KZT 50,000 from January 2016 through November 2016 and by no later than December 30, 2016, will pay the remaining unpaid balance of the outstanding amount.

In addition to repayment of the financial assistance, we received the Participation Interest, pursuant to which we will receive 20% of the total amount received by Caspian Geo, which in no event shall be less than 10% percent of the total amount distributed to the holders of the Subsoil Use Contract, from the sale of gold ore from the Deposit from the date of the Repayment Agreement until seven years from the date of commencement of production following a commercial discovery at the Deposit.  We also received the right, at any time prior to retirement of the Participation Interest, to convert our Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange our Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.  Provided no such conversion or exchange has taken place and following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018 to retire our Participation Interest in exchange for a lump sum payment of $1,825.

While we provided financial assistance to Caspian Geo totaling KZT 633,500, based on the timing of repayments made to us by Caspian Geo, the largest aggregate amount of principal outstanding at any time never exceeded KZT 593,500, which was the outstanding principal balance at September 30, 2015.   Based on the USD/ KZT exchange rate on September 30, 2015 this amount was equal to $2,343 (US dollars).  In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to make the KZT a free-floating currency, which has resulted in more than a 40% devaluation in the KZT.  As a result, the US dollar equivalent of the largest aggregate KZT amount of principal outstanding at any time was approximately $3,000.  In December 2015 Caspian Geo paid us KZT 50,000 to reduce the outstanding balance to KZT 543,000.  It is normal practice in Kazakhstan not to charge a rate of interest on financial assistance loans, therefore the loans bear no interest except in the event of a default by Caspian Geo, in which case an 18% per annum default penalty may be applied.

Director Independence

The board of directors has determined that as of September 30, 2015 Valery Tolkachev, Jeffrey Brimhall and Kerry Doyle are “independent directors” as that term is defined in the listing standards of the NYSE MKT.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE MKT listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Haynie & Company, P.C. (“Haynie”) served as our independent registered public accounting firm for fiscal 2014 and through the first three fiscal quarters of 2015. During the fourth fiscal quarter 2015, we dismissed Haynie and engaged the firm of WSRP, LLC (“WSRP”) as our independent registered public accounting firm because the Haynie audit partner on our account left Haynie to join WSRP.  It is expected WSPR will serve as the Company’s independent registered public accounting firm for the 2016 fiscal year.

Principal accounting fees for professional services rendered for us for the twelve months ended September 30, 2015 and September 30, 2014, are summarized as follows:

	Fiscal 2015	Fiscal 2014

Audit Fees	$227	$248
Audit-Related Fees	-	-
Tax Fees	19	19
All Other Fees	-	-
Total	$246	$267

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  We incurred no audit-related fees during the fiscal years ended September 30, 2015 and 2014.

Tax Fees.  Tax fees were for professional services related to tax compliance, tax advice and tax planning within the United States for the fiscal years ended September 30, 2015 and 2014.

All Other Fees.  We incurred no other fees during the fiscal years ended September 30, 2015 and 2014.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – WSRP, LLC. dated January 13, 2016

Report of Independent Registered Public Accounting Firm – Haynie & Company. P.C. dated January 13, 2015

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015 and 2014

Consolidated Statements of Equity for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation dated July 21, 2005(3)
3.3	Amendment to Articles of Incorporation dated May 10, 2013(17)
3.4	Bylaws of Caspian Services, Inc. (As Amended through March 11, 2013)(18)
4.1	Caspian Services, Inc. 2008 Equity Incentive Plan(11)+
4.2	Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Issuance Date: September 30, 2011(16)
4.3	Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Issuance Date: September 30, 2011(16)
4.4	First Amendment to the Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Dated September 24, 2014(21)
4.5	First Amendment to the Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Dated September 24, 2014(21)
4.6	Second Amendment to the Caspian Services, Inc. Secured Non-Negotiable Promissory Note, Dated June 30, 2015(22)
4.7	Second Amendment to the Caspian Services, Inc., Secured Convertible Consolidated Promissory Note, Dated June 30, 2015(22)
10.1	Loan Agreement, dated 21 December 2006, between Balykshy LLP and European Bank for Reconstruction and Development(4)
10.2	First Amendment to Loan Agreement, dated 28 June 2007, between Balykshy LLP and European Bank for Reconstruction and Development(5)
10.3	Investment Agreement, dated 28 June 2007, between Balykshy LLP and European Bank for Reconstruction and Development(5)
10.4	Form of Caspian Services, Inc. Restricted Stock Grant Agreement(6)+
10.5	Put Option Agreement, dated 6 August 2008, between Caspian Services, Inc. and European Bank for Reconstruction and Development(7)
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

10.29	Loan Consolidation and Restructuring Agreement by and among Caspian Services, Inc. and Bakhytbek Baiseitov, dated as of July 31, 2011(15)
10.30	Addendum #1 to Employment Agreement of Alexey Kotov, dated July 29, 2013(19)+
10.31	Loan Agreement, dated 22 August 2008, between Mangistau Oblast Boat Yard L.L.P. and European Bank for Reconstruction and Development(20)
10.32	Master Financial Assistance Repayment Agreement, dated January 11, 2016, between Caspian Geo-Consulting Servies, LLP and Caspian Services, Inc.*
14.1	Code of Ethics(2)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*   Filed herewith.
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
(18)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2013.
(19)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2013.
(20)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 12, 2014.
(21)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2014.
(22)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: January 13, 2016	/s/ Alexey Kotov
Name: Alexey Kotov
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2016	/s/ Alexey Kotov
Alexey Kotov Chief Executive Officer and Director

Date: January 13, 2016	/s/ Indira Kaliyeva
Indira Kaliyeva Chief Financial Officer

Date: January 13, 2016	/s/ Mirgali Kunayev
Mirgali Kunayev
Chairman of the Board of Directors

Date: January 13, 2016	/s/ Jeffrey Brimhall
Jeffrey Brimhall Director

Date: January 13, 2016	/s/ Kerry Doyle
Kerry Doyle Director

Date: January 13, 2016	/s/ Valery Tolkachev
Valery Tolkachev Director

CASPIAN SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2015 and 2014	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
September 30, 2015 and 2014	F-5

Consolidated Statements of Equity for the Years Ended
September 30, 2015 and 2014	F-6

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2015 and 2014	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Caspian Services, Inc. and subsidiaries (the "Company") as of September 30, 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and subsidiaries as of September 30, 2015, and the results of its operations and its cash flows for the year ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1 and Note 6, a loan from a Company creditor matured but remains unpaid.  The loan principal and accrued interest are now immediately due and payable.  As a result, the Company has included the loan principal and all accrued interest as current liabilities at September 30, 2015.  At September 30, 2015, the Company had negative working capital of approximately $98,409,000 and for the year ended September 30, 2015 the Company had a net loss attributable to Caspian Services, Inc. of approximately $27,965,000.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We were not engaged to audit, review or apply any procedures to the adjustment for the correction to previously issued financial statements described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Haynie & Company, P.C.

/s/ WSRP

WSRP
Salt Lake City, Utah
January 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Caspian Services, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Caspian Services, Inc. and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Caspian Services, Inc. and subsidiaries as of September 30, 2014, and the results of its operations and its cash flows for the year ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been restated to correct a mathematical error in the calculation of Comprehensive Loss Attributable to Caspian Services, Inc., for the year ending September 30, 2014 (see Note 1). Our opinion is not modified with respect to this matter.

/s/ Haynie & Company P.C.

Haynie & Company, P.C.
Salt Lake City, Utah
January 13, 2015
(Except for Note 1, as to which the date is January 13, 2016)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	September 30,
	2015	2014
ASSETS
Current Assets
Cash	$ 1,372	$ 1,957
Trade accounts receivable, net of allowance of $3,510 and $3,454, respectively	5,480	10,458
Trade accounts receivable from related parties, net of allowance of $296 and $440, respectively	211	-
Short-term notes from related parties	2,195	70
Other receivables, net of allowance of $490 and $730, respectively	339	558
Inventories	906	1,261
Property held for sale, net of allowance of $722 and $1,074, respectively	30	44
Prepaid taxes	6	1,228
Advances paid, net of allowance of $19 and $28, respectively	193	547
Deferred tax assets	552	88
Prepaid expenses and other current assets	170	329
Total Current Assets	11,454	16,540
Vessels, equipment and property, net	26,716	42,087
Drydocking costs, net	124	538
Long-term deferred tax assets	2,478	2,450
Goodwill	127	189
Intangible assets, net	38	14
Long-term prepaid taxes	1,630	2,873
Long-term other receivables, net of current portion	525	2,377
Total Assets	$ 43,092	$ 67,068

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,240	$ 2,319
Accounts payable to related parties	59	76
Accrued expenses	1,309	1,690
Taxes payable	303	527
Deferred revenue	336	-
Accelerated put option liability	23,644	21,649
Long-term debt - current portion	81,972	75,284
Total Current Liabilities	109,863	101,545
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(94,501)	(66,536)
Accumulated other comprehensive loss	(20,815)	(20,141)
Deficit attributable to Caspian Services, Inc. Shareholders	(50,431)	(21,792)
Deficit attributable to noncontrolling interests	(16,340)	(12,685)
Total Deficit	(66,771)	(34,477)
Total Liabilities and Deficit	$ 43,092	$ 67,068

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPRERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	For The Years Ended September 30,
	2015	2014

Revenues
Vessel revenues	$ 12,061	$ 15,051
Geophysical service revenues (which includes $1,741 and $558, respectively, from related parties)	3,146	13,244
Marine base service revenues (which includes $383 and $468, respectively, from related parties)	1,238	1,636
Total Revenues	16,445	29,931

Operating Expenses
Vessel operating costs	6,574	9,522
Cost of geophysical service revenues	3,191	7,669
Cost of marine base service (which includes $47 and $68, respectively, to related parties)	768	697
Depreciation and amortization	4,849	4,520
Impairment loss	-	2,281
General and administrative expense	7,740	8,897
Total Costs and Operating Expenses	23,122	33,586
Loss from Operations	(6,677)	(3,655)

Other Income (Expense)
Interest expense	(9,150)	(8,093)
Foreign currency transaction loss	(19,200)	(6,645)
Loss on remeasurement of equity interests in MOBY	-	(722)
Other non-operating income, net	416	29
Net Other Expense	(27,934)	(15,431)

Loss from Continuing Operations Before Income Tax	(34,611)	(19,086)
Benefit from income tax	1,046	368
Net Loss from Continuing Operations	(33,565)	(18,718)
(Loss) income from discontinued operations	391	(42)
Net Loss	(33,174)	(18,760)
Net loss attributable to noncontrolling interests	5,209	2,118
Net Loss Attributable to Caspian Services, Inc	$ (27,965)	$ (16,642)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	880	(5,587)
Comprehensive Loss	(27,085)	(22,229)
Comprehensive (income) loss attributable to non-controlling interest	(1,554)	1,065
Comprehensive Loss Attributable to Caspian Services, Inc	$ (28,639)	$ (21,164)

Basic and diluted loss per share from continuing operations	(0.53)	(0.32)
Basic and diluted loss per share from discontinued operations	-	-
Basic and Diluted Loss per Share	$ (0.53)	$ (0.32)
Weighted Average Shares Outstanding	52,657,574	52,657,574

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended September 30, 2015 and 2014
(Dollars in thousands, except share and per share data)

	CSI Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

September 30, 2013	52,657,574	$ 53	$ 64,827	$ (49,894)	$ (15,619)	$ (9,502)	$ (10,135)
Net loss	-	-	-	(16,642)	-	(2,118)	(18,760)
Currency translation adjustment	-	-	-	-	(4,522)	(1,065)	(5,587)
Stock based compensation	-	-	5	-	-	-	5
September 30, 2014	52,657,574	$ 53	$ 64,832	$ (66,536)	$ (20,141)	$ (12,685)	$ (34,477)
Net loss	-	-	-	(27,965)	-	(5,209)	(33,174)
Currency translation adjustment	-	-	-	-	(674)	1,554	880
September 30, 2015	52,657,574	$ 53	$ 64,832	$ (94,501)	$ (20,815)	$ (16,340)	$ (66,771)

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
	For the Years
	Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$ (33,174)	$ (18,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,849	4,520
Impairment loss	-	2,281
Loss on remeasurement of equity interests in MOBY	-	722
Gain from discontinued operations	(391)	-
Gain on sale of property and equipment	(150)	-
Accrued interest on accelerated put option	1,995	2,000
Foreign currency transaction loss	19,200	6,645
Stock based compensation	-	5
Changes in current assets and liabilities:
Trade accounts receivable	1,864	(1,036)
Trade accounts receivable from related parties	(277)	1,239
Other receivables	(446)	1,265
Inventories	(145)	(428)
Inventories held for sale	-	126
Prepaid taxes	976	(105)
Advances paid	275	212
Deferred tax assets	(1,917)	(694)
Prepaid expenses and other current assets	101	170
Long-term prepaid taxes	786	1,121
Long-term other receivables, net of current portion	69	43
Accounts payable	403	(237)
Accounts payable to related parties	-	(2,203)
Accrued expenses	7,406	10,240
Taxes payable	(62)	(344)
Deferred revenue	398	(8)
Long-term deferred income tax liability	(80)	(81)
Net cash provided by operating activities	$ 1,680	$ 6,693
Cash flows from investing activities:
Cash received from sale of vessels, equipment and property	150	70
Short-term notes from related parties	(2,579)	(70)
Payments to purchase vessels, equipment and property	(186)	(4,423)
Net cash used in investing activities	$ (2,615)	$ (4,423)
Cash flows from financing activities:
Payments on long-term debt	(450)	(700)
Net cash used in financing activities	$ (450)	$ (700)
Effect of exchange rate changes on cash	800	(3,586)
Net change in cash	(585)	(2,016)
Cash at beginning of period	1,957	3,973
Cash at end of period	$ 1,372	$ 1,957

Supplemental disclosure of cash flow information:
Cash paid for interest	450	700
Non-cash capital expenditures	$ 1,206	$ -

The accompanying notes are an integral part of these consolidated financial statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
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

Business Condition – The Company funded a portion of the construction of its marine base through a combination of debt and equity financing pursuant to which the European Bank for Reconstruction and Development (“EBRD”) provided $18,600 of debt financing (the “Balykshi Loan”).  EBRD also made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

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

The Balykshi Loan matured in May 2015.  Under the terms of the Balykshi Loan Agreement, as amended, Balykshi was required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the required semi-annual repayment installments have been made.  As the Balykshi Loan has matured, the principal and accrued interest is due and payable.  The Company has included the Balykshi Loan and all accrued interest as a current liability at September 30, 2015 and 2014.  The failure to pay the principal or interest on the Balykshi Loan may constitute an event of default under the Put Option Agreement which could trigger the acceleration clause contained in the Put Option Agreement.  The acceleration clause would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company could be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $23,644 and $21,649 as of and September 30, 2015 and 2014, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to exercise the put option acceleration clause.  The Company continues to engage in discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

To help the Company meet its funding obligations to construct the marine base, in 2008 the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011 Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In connection with restructuring the facility agreements, each of which matured in 2011, in September 2011 the Company issued Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”).

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

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

As of the date of this report, none of the semi-annual interest payments have been made when due. The Company has, however, made partial payments to Investor totaling $2,850 in reduction of Non-Negotiable Note balance due as of the date of this report.

The failure to pay interest on the Consolidated Note when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at September 30, 2015 and 2014. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

In August 2008 MOBY entered into a loan agreement (the “MOBY Loan”) with EBRD.  In connection with the MOBY Loan, EBRD required the Company and others to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”), guaranteeing the repayment of the MOBY Loan.  The guarantee obligation of each party is limited to each party’s respective ownership interest in MOBY.

The outstanding balance of the MOBY Loan was $6,314 and $5,998 as of September 30, 2015 and 2014, respectively, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing on or after August 2011. As of September 30, 2015 and 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the MOBY Loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

To the Company’s knowledge, to date EBRD has taken no action to establish the defaults or to increase or accelerate the debt obligations of MOBY or the Guarantee obligation of the Company.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay the MOBY Loan, nor would the Company have sufficient funds to repay its portion of the MOBY Loan or the Guarantee.

Should EBRD or Investor determine to seek to collect or accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and anticipated operating results, current world oil prices, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be extremely difficult to obtain new funding to satisfy these obligations. If the Company were unable to obtain funding to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the Balykshi Loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts, in addition to pursuing other Company assets.  As of September 30, 2015 the book value of collateralized assets was approximately $20,861. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

Acquisition of Kyran  – On August 7, 2014 the Company and Topaz Engineering Limited (“Topaz”), the owner of Kyran, closed a Share Purchase Agreement dated November 20, 2013 (the “Purchase Agreement”), pursuant to which the Company acquired Topaz’s 100% equity interest in Kyran for $0.1.  The principal asset of Kyran was a 50% equity interest in MOBY. Since this transaction increased the Company’s interest in MOBY to 65.6% the Company began consolidating MOBY’s operations from the date of acquisition. This acquisition resulted in goodwill of $2,324 which was immediately impaired in fiscal 2014. Additionally, the Company recognized a $722 loss as a result of the remeasurement of the fair value of the Company’s 15.6% equity interest in MOBY held before the Acquisition during fiscal 2014. Please, refer to Note 11 for details. This transaction was undertaken in connection with the Company’s ongoing efforts to restructure its debt obligations to EBRD and Investor.

The fair values of MOBY assets and liabilities acquired as of the acquisition date, are as follows:

[Miss
CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

August 7, 2014
Cash consideration	$ 0.10

Fair value of equity interest in MOBY before the business combination	(722)
$ (722)

Fair value of identifiable assets acquired and liabilities assumed
Cash	$ 47
Trade accounts receivable	346
Other receivables	20
Prepaid taxes	97
Advances paid	12
Vessels, equipment and property, net	1,405
Accounts payable	(403)
Accounts payable to related parties	(56)
Accrued expenses	(315)
Taxes payable	(249)
Long-term debt - current portion	(5,549)
Total identifiable net assets	$ (4,645)
Fair value of noncontrolling interest	1,599
Goodwill	2,324
$ (722)

Acquired receivables are amounts due from customers as of August 7, 2014.  The gross amount due for these receivables was $458 of which $112 was expected to be uncollectible.

The fair value of the noncontrolling interest at the acquisition date was ($1,599). This amount was calculated as 34.4% of MOBY’s identifiable net assets on August 7, 2014. Please, refer to Note 11 for the discussion of the valuation method and assumptions used to value MOBY’s noncontrolling interest.

The Company recognized a loss of $722 as a result of remeasuring to fair value its 15.6% equity interest in MOBY held before the acquisition during the fiscal 2014.  The loss is reported as loss on remeasurement of equity interests in MOBY in the Company’s statement of operations.

The revenue and earnings of MOBY for fiscal 2014 since the acquisition date that are included in the consolidated income statement are as follows:

For the period August 8 - September 30, 2014
Revenues	$ 6
Net loss	$ 3,133

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of its equity interest at fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the Balykshi Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $23,644, although, as of the date of this annual report, EBRD has not sought to accelerate the put option.

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

Discontinued Operations – During fiscal 2015 the Company discontinued operations in the Kazakhstan subsidiary of CSI Inc., CSI LLP (“CSI KZ”). Upon determining to discontinue CSI KZ, all prior periods presented have been restated to separately account for the discontinued operations.  The entire (loss) income from discontinued operations is attributable to the Company

Equity method investments - During 2005 the Company and an unrelated company formed a joint venture (Veritas-Caspian) to gather and market seismic data from unlicensed blocks of the Kazakhstan sector of the Caspian Sea.  The Kazakhstan government owns the data gathered; however, Veritas-Caspian has the exclusive right to market and sell the data to prospective bidders on tendered Kazakhstan oil blocks.

Initially, the Company obtained its interest in Veritas-Caspian through KMG participation for a capital contribution of $0.4 and accounted for the investment under the equity method of accounting.  Later, after the Company discontinued KMG operations this investment was transferred to TatArka.

At September 30, 2015 the Company’s investment in Veritas-Caspian was zero due to Veritas-Caspian’s accumulated losses recognized. If Veritas-Caspian has income in the future, the Company will resume applying the equity method after its share of that income equals the share of net losses not recognized during the period the equity method was suspended.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

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

In January 2015 the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification, (1) unusual nature - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates; and (2) infrequency of occurrence - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. The amendments in ASU 2015-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

In February 2015 the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated.  Under the revised guidance, all legal entities are subject to reevaluation under the revised consolidation model, unless a scope exception applies.  Though the revised guidance mostly affects asset managers, all reporting entities involved with limited partnerships or similar entities are required to reevaluate such entities for consolidation.  The guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015.  The Company is evaluating the impact of this update on its financial statements.

In April 2015 the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative to reduce the cost and complexity in accounting standards.  The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  The treatment is consistent with the current presentation of debt discounts or premiums.  For public business entities, the guidance is effective for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amended guidance must be applied on a retrospective basis and will not materially affect the Company’s operating results or financial position.

In May 2015 the FASB issued Accounting Standards Update No. 2015- 11, Inventory (Topic 330): Simplifying the Measurement of Inventory , which requires entities who value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis. The Company is evaluating the impact of this update on its financial statements.

In May 2015 the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new ASU.

In August 2015 the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This ASU is not expected to have a significant impact on the Company’s financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Cash balances in Balykshi and CRE, have been designated under our loan agreement with EBRD and may not be used for any purpose other than construction and operations of the marine base.  At September 30, 2015 and 2014 the total cash balance of Balykshi and CRE was $37 and $11, respectively.

Cash deposit in Kazakhstan bank accounts was $1,242 as of September 30, 2015 and these accounts are not insured by the government.

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
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Inventories – Inventory consists of fuel, spare parts and supplies related to geophysical and marine base operations. Inventories are stated at the lower of cost or market, cost being determined by an average cost method, which approximates the first-in, first-out method. Property held for sale represents items and materials, which are expected to be sold within the next fiscal year. As of September 30, 2015 and 2014 an allowance of $722 and $1,074, respectively, was recognized.

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

Depreciation of property and equipment is calculated using the straight-line method and resulted in depreciation expense for the years ended September 30, 2015 and 2014 of $4,376 and $4,100, respectively.

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

Amortization of drydocking costs is calculated by using the straight-line method and resulted in amortization expense for the years ended September 30, 2015 and 2014 of $458 and $397, respectively. Accumulated amortization of the drydocking costs was $475 and $481 as of September 30, 2015 and 2014, respectively.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At September 30, 2015 and September 30, 2014 the Company had $336 and $0, respectively, of deferred revenue related to these prepaid services.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
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

In August 2015 the Kazakh government changed its currency policy to make the KZT free floating.  As a result, in August 2015 the KZT was devalued by 44%. As a result of the devaluation, during the fiscal year ended September 30, 2015, the Company recorded foreign exchange transaction losses of $19,200 mostly as a result of the remeasurement of the Balykshi Loan and MOBY Loan which are denominated in U.S. Dollars.

In February 2014 the Kazakh government devalued the KZT by 20%. As a result of the devaluation, during the fiscal year ended September 30, 2014, the Company recorded foreign exchange transaction losses of $6,645 mostly as a result of the remeasurement of the Balykshi Loan which is denominated in U.S. Dollars.

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day.  As a result, penalties and interest can result in amounts that are multiples of any unreported taxes. At September 30, 2015 and 2014 no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Comprehensive Loss – Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss. Accumulated other comprehensive loss is presented in the consolidated statements of comprehensive income (loss) and consists of foreign currency translation adjustments.

Correction to Previously Issued Financial Statements – In the current period, the Company identified a mathematical error in the calculation of Comprehensive Loss Attributable to Caspian Services, Inc., for the year ending September 30, 2014. This mathematical error was the result of the Company reflecting a Comprehensive Income Attributable to Non-controlling Interests of $1,065, when in fact, it realized Comprehensive Loss Attributable to Non-controlling Interests of $1,065.  This resulted in the Company overstating the Comprehensive Loss Attributable to Caspian Service, Inc. by $2,130.  This overstatement had no impact on Basic and Diluted Loss per Share from Continuing Operations or on Basic and Diluted Loss per Share.  The Company has assessed the impact of the mathematical error on the period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin (“SAB”) No.99, Materiality, and has determined that the impact of the error was not material to the previously issued audited consolidated financial statements. The Company has elected to revise its previously issued audited consolidated financial statements to facilitate comparisons across periods. The Company has corrected Comprehensive (Income) Loss Attributable to Non-controlling Interests and Comprehensive Loss Attributable to Caspian Services, Inc. for the year ending September 30, 2014, as follows:

	For the Year Ended
	September 30, 2014
	Previously Reported	Revised	Difference
Comprehensive (income) loss attributable to non-controlling interests	$(1,065)	$1,065	$2,130
Comprehensive Loss Attributable to Caspian Services, Inc.	$23,294	$21,164	$2,130

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

At September 30, 2015 the Company had 458,711,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

At September 30, 2014 the Company had 800,000 options outstanding and 419,328,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

Concentration of Revenue – During fiscal 2015 vessel revenue from five customers represented approximately 67% of total vessel revenue as follows, Customer A – 21%; Customer B – 15%; Customer C – 12%; Customer D – 10% and Customer E – 9%.

During fiscal 2015 geophysical service revenue from two customers represented approximately 91% of total geophysical service revenue as follows, Customer A – 55% and Customer B – 36%.

During fiscal 2015 marine base revenue from three customers represented 72% of total marine base revenue as follows, Customer A – 30%; Customer B – 28% and Customer C – 14%.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

NOTE 2 – ATASH MARINE BASE

Additional dredging work at the marine base is still required. Currently, Balykshi has insufficient funds to complete the work. Failure to complete the dredging could subject Balykshi to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed.

During fiscal 2015 and 2014 the Company determined it necessary to perform an impairment analysis on the marine base since the development of the second phase of the Kashagan field has been postponed and oil and gas exploration and development activities in the Caspian Sea region have been substantially reduced or delayed.  As a result, the marine base is currently highly underutilized.

As a result of the impairment analysis, the Company concluded that no impairment was necessary at September 30, 2015 and 2014, respectively.  The Company performed this analysis by doing a discounted cash flow projection for the base over a 25 year period using a probability weighted average cash flows for different scenarios assuming base utilization starting at different periods.

NOTE 3 – TRADE AND OTHER ACCOUNTS RECEIVABLE

Trade Accounts Receivable – Net receivables from vessel charter revenues were approximately $2,742 and $4,142 at September 30, 2015 and 2014, respectively.  The Company has reviewed the accounts receivable as of September 30, 2015 and 2014 on a case-by-case basis.  The Company provided an allowance for doubtful accounts of $2,386 and $2,254 at September 30, 2015 and September 30, 2014, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

Accounts receivable from geophysical services arise principally from contracts to gather seismic data for further geophysical processing and analysis.  The receivables are due 30 days from date of invoice.  At September 30, 2015 and 2014 net receivables related to geophysical services totaled $2,691 and $6,090, respectively. The Company has reviewed the accounts receivable as of September 30, 2015 and 2014 on a case-by-case basis. The Company provided an allowance for doubtful accounts of $1,124 and $1,200 at September 30, 2015 and 2014, respectively, based on existing economic conditions and management’s assessment of the collectability of the receivables.

At September 30, 2015 and 2014 receivables related to marine base operations totaled $47 and $226, respectively.  The Company determined that no allowance for doubtful accounts for these receivables was necessary at September 30, 2015 and 2014.

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

NOTE 4 –VESSELS, EQUIPMENT AND PROPERTY

Vessels, equipment and property consisted of the following:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

as of September 30,	2015	2015	Depreciable Life in Years
Land	$5,241	$7,813	N/A
Buildings and constructions	21,089	31,036	10-14
Marine vessels	8,493	13,523	10
Machinery and equipment	11,941	18,020	2-15
Vehicles	1,519	2,599	3-12
Office equipment	1,078	289	2-10
Dwelling units	821	1,225	3-7
Other	183	649	3-7
	50,365	75,154
Accumulated depreciation	(23,649)	(33,067)
Vessels, Equipment and Property, net	$26,716	$42,087

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets – The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets except goodwill as of September 30:

		2015		2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Acquired software	7 years	$ 249	$ 211	$ 316	$ 302
Total		$ 249	$ 211	$ 316	$ 302

Total amortization expense related to intangible assets was approximately $15 and $23 for the years ended September 30, 2015 and 2014, respectively.  The estimated amortization expense for acquired software is as follows for the periods indicated:

	Years Ending September 30,
	2016	2017	2018	thereafter
Amortization expense	$ 15	$ 15	$ 8	$ -

Goodwill – In accordance with US GAAP the Company does not amortize goodwill.  These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises.  At September 30, 2015 all goodwill was a result of the TatArka acquisition in May 2004.

Changes in the carrying amount of goodwill were as follows:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

	For The Year Ended September 30,
	2015	2014
Balance - beginning of year	$ 189	$ 224
Goodwill from MOBY acquisition	-	2,324
Impairment of Goodwill from MOBY acquisition	-	(2,281)
Foreign currency translation adjustment	(62)	(78)
Balance - end of year	$ 127	$ 189

NOTE 6– NOTES PAYABLE

	September 30,	September 30,
	2015	2014

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,913	$ 10,885
due June 30, 2016

Secured convertible consolidated promissory note payable to Investor; interest at 12%	36,777	32,862
(default interest at 13%) due June 30, 2016

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	27,968	25,539

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,314	5,998

Total Long-term Debt	81,972	75,284
Less: Current Portion	(81,972)	(75,284)
Long-term Debt - Net of Current Portion	$ -	$ -

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

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

As of the date of this report, none of the semi-annual interest payments have been made on the date they were due.  The failure to pay interest on the Consolidated Note may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at September 30, 2015 and 2014.

During fiscal 2013 the Company paid $1,600 to Investor, which was credited as a reduction of balance due under the Consolidated Note. During fiscal 2014 Investor was paid $700. During fiscal 2015 Investor was paid $300 in December 2014 and $150 in June 2015.  Subsequent to the end of fiscal 2015, in December 2015, Investor was paid $100.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Loans Payable to EBRD

Balykshi Loan

The Balykshi Loan matured in May 2015.  Under the terms of the Balykhsi Loan Agreement, as amended, Balykshi was required to repay the loan principal and accrued interest in eight equal semi-annual installments commencing November 20, 2011 and then occurring each May 20 and November 20 thereafter until fully repaid.  As of the date of this report, none of the semi-annual repayment installments have been made by the Company.  As the Balykshi Loan has matured, the principal and accrued interest is currently due and payable. The Balykshi Loan Agreement provides that if the Balykshi fails to pay when due any amount payable by it under the Loan, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

As the Balykshi Loan is secured, in the event of a failure to repay the loan, EBRD has the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base, and to pursue the other assets of the Company.

MOBY Loan

As of September 30, 2015 the outstanding balance of the MOBY Loan was $6,314, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011 (the third anniversary of the MOBY Loan.)

As of September 30, 2015 and 2014 MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The employment agreement of Alexey Kotov, our Chief Executive Officer, provides for an annual restricted stock grant equal to 0.85% of the Company’s  total shares issued and outstanding on the anniversary date of his employment agreement (August 2).  He is entitled to this annual grant for the duration of the term of his employment agreement.  The grants vest equally over a period of three years, except upon the occurrence of certain events set forth in his employment agreement, such as a change of control, which would result in immediate vesting.  Pursuant to the terms of his employment agreement, Mr. Kotov became entitled to receive a restricted stock grant in the amount of 447,589 and 451,394 shares on August 2, 2014 and 2015, respectively. These grants have not been awarded.  During the fourth fiscal quarter 2014 and 2015, respectively, Mr. Kotov agreed to release the Company from its obligations to issue the outstanding grants.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Stock Options – In August 2015 800,000 fully vested stock options expired unexercised. At September 30, 2015 the Company had no stock options outstanding.

Stock option activity for the years ended September 30, 2015 and 2014 is as follows:

	2015		2014
		Weighted-Average		Weighted-Average
	Options	Exercise Price Per Share	Options	Exercise Price Per Share
Outstanding at beginning of the year	800,000	$ 3.00	800,000	$ 3.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	(800,000)	$ -	-	-
Outstanding at end of the year	-	$ -	800,000	$ 3.00
Exercisable at end of the year	-	$ -	800,000	$ 3.00

NOTE 8 – INCOME TAXES

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

Earnings and (losses) before income taxes, discontinued operations and noncontrolling interests derived from United States and international operations are as follows:

	For the Years Ended September 30,
	2015	2014
United States	$ (832)	$ (3,989)
Kazakhstan	(33,779)	(15,097)
	$ (34,611)	$ (19,086)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Income (provision) benefit consists of the following:

	For the Years Ended September 30,
	2015	2014
Current U.S. income tax	$ -	$ -
Current Foreign Income Tax	604	(531)
Deferred U.S. income tax	9	1,186
Deferred Foreign Income Tax	4,022	3,216
Provision for Valuation Allowance	(3,589)	(3,503)
Income tax benefit	$ 1,046	$ 368

Deferred tax assets and liabilities are as follows:

			As of September 30,
	US	Foreign	2015	2014
Current deferred tax assets/(liabilities)
Provision for doubtful debts	$ -	$ 1,075	$ 1,075	$ 1,145
Inventory Allowance	-		-	-
Vacation Accrual	-	23	23	98
Tax loss carry forwards	-	-	-	-
Valuation Allowance	-	(546)	(546)	(1,155)
Total current deferred tax asset	$ -	$ 552	$ 552	$ 88
Long-term deferred tax assets/(liabilities)
Net Operating Loss carry forwards	$ 6,584	$ 12,279	$ 18,863	$ 17,681
Capital Loss Carryforwards	779	-	779	779
Property and equipment	-	48	48	(160)
Valuation allowance	(7,363)	(9,849)	(17,212)	(15,850)
Total net long-term deferred tax asset/(liability)	-	2,478	2,478	2,450
Net deferred tax asset	$ -	$ 3,030	$ 3,030	$ 2,538

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the (provision for) benefit from income taxes:

	For the Years Ended September 30,
	2015	2014
Tax at federal statutory rate (37.3%)	10,497	7,135
Non-deductible expenses	(38)	(605)
Loss not subject to taxation	(62)	547
Effect of lower foreign tax rates	(4,505)	(2,260)
Intercompany adjustments	-	78
Valuation Allowance	(3,589)	(3,503)
Other	(1,257)	(1,024)
Income tax benefit	1,046	368

As of September 30, 2015 the Company has loss carry forwards of approximately $25,725 and $51,286 in the United States and Kazakhstan, respectively. Tax loss carry forwards available in the United States and Kazakhstan begin to expire in 2025.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

The Company accounts for uncertain tax positions in accordance with US GAAP.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal, state and international returns are the fiscal 2012 through 2015 tax years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases – The Company leases equipment and vehicles. Rent expense for the years ended September 30, 2015 and 2014 was $100 and $515, respectively. Most of the equipment lease agreements expired December 31, 2014 and the vehicle lease agreement expires in April 2016. According to contract terms, the lease agreements can be renewed by signing an additional agreement.

The Company maintains executive offices in Salt Lake City, Utah, and Almaty, Kazakhstan and administrative offices in Aktau, Kazakhstan. The Company also leases apartments in Aktau for use by employees. Rent expense for the years ended September 30, 2015 and 2014 was $237 and $244, respectively. The U.S. office lease expires at the end of March 2016.  This lease agreement can be extended by agreement of the parties.  The Aktau office lease agreement expires in October 2017.

The future minimum rental payments required under these operating leases for 2016 and 2017 are $129 and $78, respectively.

Some of the vessels in the Company’s fleet were leased from third parties. Rent expense for the years ended September 30, 2015 and 2014 was $1,873 and $1,840, respectively. The future minimum rental payments required under these operating leases are estimated to be $1,207 in 2016, $890 in 2017, $890 in 2018, $890 in 2019 and $2,772 thereafter.

During 2015 vessels were leased from two companies: Veritas Marine and Actamarine. The term of the Veritas lease agreement expired on December 31, 2014.  The Actamarine lease term expires on March 2, 2023.  The terms and conditions of the Actamarine lease agreement can be amended by agreement of the parties.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the fiscal years ended September 30, 2015 and 2014 consisted of the following:

			For the period ended September 30,
Related Party's Name	Relationship	Description	2015	2014

Sequa Petroleum	Common Control	Seismic services revenue	1,741	-
Moby	Joint-venture	Marine base revenue*	-	468
Bolz	Common Control	Seismic services revenue	-	558
Sayat Media	Key management personnel	Revenue from agent for marine base services	374	-
Other revenue/ (expenses)		Other services	(38)	(68)
TOTAL			$ 2,077	$ 958

*Marine base service revenue recognized from MOBY for the period from October 1, 2013 to August 7, 2014 (acquisition date) is presented.

Accounts receivable from related parties as of September 30, 2015 and 2014 consisted of the following:

Related Party's Name	Description	September 30, 2015	September 30, 2014

Sequa Petroleum	Seismic services	$ 33	$ -
Demeu Energy	Advance given for vehicles delivery	185	275
Sayat Media	Receivable from agent for marine base services	104	-
Caspian Geo Consulting	Advance given for equipment delivery	185	165
	Allowance for doubtful accounts	(296)	(440)
TOTAL		$ 211	$ -

Accounts payable to related parties as of September 30, 2015 and 2014 consisted of the following:

Related Party's Name	Description	September 30, 2015	September 30, 2014

Sayat Media	Other services	$ 10	$ 13
Others	Others	49	63
TOTAL		$ 59	$ 76

Short-term notes from related parties as of September 30, 2015 and 2014 consisted of the following:

Related Party's Name	Description	September 30, 2015	September 30, 2014

Caspian Geo Consulting	Notes Receivable	$ 2,195	$ -
Sayat Media	Notes Receivable	-	70
TOTAL		$ 2,195	$ 70

Caspian Geo-Consulting Services LLP  (“Caspian Geo”) – During the period from November 2014 to September 2015 CSG LLP and Tatarka provided financial assistance to Caspian Geo. Pursuant to the financial assistance agreements CSG LLP and Tatarka have provided loans to Caspian Geo in the amount of $2,195 as of September 30, 2015. The loans mature one year from issuance.  It is normal practice in Kazakhstan not to charge a rate of interest on financial assistance loans, therefore the loans bear no interest except in the event of a default by Caspian Geo, in which case an 18% per annum default penalty may be applied. Subsequent to fiscal 2015 the Company entered into an agreement with Caspian Geo, to consolidate the loans into a single US dollar denominated amount.  The agreement provides for a minimum monthly payment and provides that the any unpaid outstanding balance shall be repaid in full by no later than December 30, 2016.   For additional information, please, refer to Note 13.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Sayat Media – On September 9, 2014 Balykshi entered into loan agreement with Sayat Media (a company related through Balykshi’s management). Pursuant to the loan agreement Balykshi provided a loan to Sayat Media in the amount of $70. The note receivable bears interest at 5.5% per annum and matures in one year. This loan was fully repaid on November 10, 2014.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

Recurring basis:

At September 30, 2015 the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $1,995 change during the year ended September 30, 2015 was for the 20% rate of return and it was charged to interest expense.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

There were no changes in the valuation techniques during the current year.

Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 30	$ -	$ -	$ 30
Put option liability	23,644	-	-	23,644
Total	$ 23,674	$ -	$ -	$ 23,674

Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Level 1	Level 2	Level 3
Property held for sale	$ 44	$ -	$ -	$ 44
Put option liability	21,649	-	-	21,649
Total	$ 21,693	$ -	$ -	$ 21,693

Nonrecurring basis:

Since the acquisition of Kyran increased the Company’s interest in MOBY to 65.6% the Company began consolidating MOBY’s operations from the acquisition date (August 7, 2014.) US GAAP requires that the Company determine the fair value of MOBY at the acquisition date.  See Note 1 for details of the fair value of the MOBY assets acquired and liabilities assumed in this acquisition.

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

The following table describes the valuation techniques used to calculate fair values for assets in Level 3:

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at August 7, 2014	Valuation Techniques	Unobservable Input	Range
Vessels, equipment and property	$ 1,405	Market approach (selling price of similar items)	Adjustment for Bargaining	(30%) - 0%
			Adjustment for model year	(43%) - 53%
			Adjustment for condition	(20%) - 0%
			Adjustment for shipping	0% - 10%
			Adjustment for country of origin	(20%) - 5%
			Correction of risk of non-receipt of income	(20%) - 0%

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

NOTE 12 – SEGMENT INFORMATION

US GAAP requires disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic area.

The Company has operations in three segments of its business, namely: Vessel Operations, Geophysical Services and Marine Base Services. All of these operations are located in the Republic of Kazakhstan. Corporate administration is located in the United States of America and the Republic of Kazakhstan.

Further information regarding the operations and assets of these reportable business segments follows:

	For the Year
	Ended September 30,
	2015	2014
Capital Expenditures
Vessel Operations	$ 306	$ 824
Geophysical Services	1,206	3,290
Marine Base Services	4	309
Total segments	1,516	4,423
Corporate assets	-	-
Less intersegment investments	(124)	-
Total consolidated	$ 1,392	$ 4,423

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

	For the Year
	Ended September 30,
	2015	2014
Revenues
Vessel Operations	$ 13,477	$ 16,840
Geophysical Services	3,146	13,244
Marine Base Services	8,175	6,888
Total segments	24,798	36,972
Corporate revenue	-	-
Less intersegment revenues	(8,353)	(7,041)
Total consolidated	$ 16,445	$ 29,931

Depreciation and Amortization
Vessel Operations	$ (1,637)	$ (1,910)
Geophysical Services	(1,530)	(1,248)
Marine Base Services	(1,681)	(1,361)
Total segments	(4,848)	(4,519)
Corporate depreciation and amortization	(1)	(1)
Total consolidated	$ (4,849)	$ (4,520)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(6,762)	(5,910)
Total segments	(6,762)	(5,910)
Corporate interest expense	(2,388)	(2,183)
Total consolidated	$ (9,150)	$ (8,093)

Income/(Loss) Before Income Tax
Vessel Operations	$ 2,326	$ (200)
Geophysical Services	(3,985)	2,434
Marine Base Services	(30,082)	(18,341)
Total segments	(31,741)	(16,107)
Corporate loss	(2,870)	(2,979)
Total consolidated	$ (34,611)	$ (19,086)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

	For the Year
	Ended September 30,
	2015	2014
Benefit from (Provision for) Income Tax
Vessel Operations	$ 424	$ 1,137
Geophysical Services	624	(765)
Marine Base Services	-	-
Total segments	1,048	372
Corporate provision for income tax	(2)	(4)
Total consolidated	$ 1,046	$ 368

Loss/ (Income) from discontinued operations
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	-	-
Total segments	-	-
Corporate	391	(42)
Total consolidated	$ 391	$ (42)

Loss/ (Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	5,209	2,118
Total segments	5,209	2,118
Corporate noncontrolling interest	-	-
Total consolidated	$ 5,209	$ 2,118

Net (Loss)/ Income attributable to Caspian Services Inc.
Vessel Operations	$ 2,750	$ 937
Geophysical Services	(3,361)	1,669
Marine Base Services	(24,873)	(16,223)
Total segments	(25,484)	(13,617)
Corporate loss	(2,481)	(3,025)
Total consolidated	$ (27,965)	$ (16,642)

	September 30,	September 30,
	2015	2014
Segment Assets
Vessel Operations	$ 16,430	$ 15,219
Geophysical Services	10,611	18,663
Marine Base Services	55,726	73,001
Total segments	82,767	106,883
Corporate assets	673	766
Less intersegment investments	(40,348)	(40,581)
Total consolidated	$ 43,092	$ 67,068

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands, except shares and per share data)

NOTE 13 – SUBSEQUENT EVENTS

In December 2015 we paid $100 to Investor, which was credited to reduce Non-Negotiable Note balance due.

On January 11, 2016, the Company entered into a Master Financial Assistance Repayment Agreement with Caspian Geo, (the “Repayment Agreement”).  Pursuant to the Repayment Agreement, the Company and Caspian Geo have agreed to consolidate the previously provided financial assistance into a single US dollar denominated outstanding amount of $2,195 (US dollars).  Caspian Geo will make minimum monthly payments of KZT 50,000 from January 2016 through November 2016 and by no later than December 30, 2016, will pay the remaining unpaid balance of the outstanding amount.

In addition to repayment of the previously provided financial assistance, the Company holds a participation interest right pursuant to which, the Company will receive 20% of the total amount received by Caspian Geo from the sale of gold ore from the Deposit (the “Participation Interest”) from the date of the Repayment Agreement until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event our Participation Interest has not been converted or exchanged, following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018 to retire the Participation Interest in exchange for a lump sum payment of $1,825.   The Company also has the right, at any time prior to retirement of the Participation Interest, to convert its Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange the Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.

Exhibit Index

Exhibit No.	Exhibit Description

10.32	Master Financial Assistance Repayment Agreement, dated January 11, 2016, between Caspian Geo-Consulting Servies, LLP and Caspian Services, Inc.
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.