Form 10-Q
period 2015-12-31
CASPIAN SERVICES INC
filed 2016-02-22
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015

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
Yes ☐   No☑

As of February 15, 2016, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,	September 30,
	2015	2015
	(Unaudited)
Current Assets
Cash	$ 449	$ 1,372
Trade accounts receivable, net of allowance of $1,203 and $3,510, respectively	4,666	5,480
Trade accounts receivable from related parties, net of allowance of $147 and $296, respectively	219	211
Short-term notes from related parties	1,601	2,195
Other receivables, net of allowance of $463 and $490, respectively	139	339
Inventories	705	906
Property held for sale, net of allowance of $575 and $722, respectively	24	30
Prepaid taxes	28	6
Advances paid, net of allowance of $16 and $19, respectively	339	193
Deferred tax assets	338	552
Prepaid expenses and other current assets	136	170
Total Current Assets	8,644	11,454
Vessels, equipment and property, net	20,669	26,716
Drydocking costs, net	876	124
Long-term deferred tax assets	1,974	2,478
Goodwill	101	127
Intangible assets, net	29	38
Long-term prepaid taxes	1,227	1,630
Long-term other receivables, net of current portion	239	525
Total Assets	$ 33,759	$ 43,092

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,098	$ 2,240
Accounts payable to related parties	47	59
Accrued expenses	1,083	1,309
Taxes payable	221	303
Deferred revenue	195	336
Accelerated put option liability	24,143	23,644
Long-term debt - current portion	83,832	81,972
Total Current Liabilities	111,619	109,863
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(107,876)	(94,501)
Accumulated other comprehensive loss	(15,104)	(20,815)
Deficit attributable to Caspian Services, Inc. Shareholders	(58,095)	(50,431)
Deficit attributable to noncontrolling interests	(19,765)	(16,340)
Total Deficit	(77,860)	(66,771)
Total Liabilities and Deficit	$ 33,759	$ 43,092

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except share and per share data)

	For The Three Months Ended December 31,
	2015	2014
Revenues
Vessel revenues	$ 3,443	$ 4,762
Geophysical service revenues	-	1,002
Marine base service revenues (which includes $64 and $10, respectively, from related parties)	212	333
Total Revenues	3,655	6,097

Operating Expenses
Vessel operating costs	1,562	2,499
Cost of geophysical service revenues	241	932
Cost of marine base service (which includes $10 and $15, respectively, to related parties)	115	171
Depreciation and amortization	763	1,219
General and administrative expense	1,904	1,887
Total Costs and Operating Expenses	4,585	6,708
Loss from Operations	(930)	(611)

Other Income (Expense)
Interest expense	(2,675)	(2,238)
Foreign currency transaction loss	(13,142)	(90)
Other non-operating income (loss), net	(29)	67
Net Other Expense	(15,846)	(2,261)

Loss from Continuing Operations Before Income Tax	(16,776)	(2,872)
Benefit from (provision for) income tax	(33)	23
Net Loss from Continuing Operations	(16,809)	(2,849)
Loss from discontinued operations	-	(14)
Net Loss	(16,809)	(2,863)
Net loss attributable to noncontrolling interests	3,434	519
Net Loss Attributable to Caspian Services, Inc	$ (13,375)	$ (2,344)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	5,720	12
Comprehensive Loss	(7,655)	(2,332)
Comprehensive gain attributable to non-controlling interest	(9)	-
Comprehensive Loss Attributable to Caspian Services, Inc	$ (7,664)	$ (2,332)

Basic and Diluted Loss per Share from continuing operations	(0.25)	(0.04)
Basic and Diluted Loss per Share from discontinued operations	-	-
Basic and Diluted Loss per Share	$ (0.25)	$ (0.04)
Weighted Average Shares Outstanding	52,657,574	52,657,574

     See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$ (16,809)	$ (2,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	763	1,219
Accrued interest on accelerated put option	499	470
Foreign currency transaction loss	13,142	90
Changes in current assets and liabilities:
Trade accounts receivable	(301)	2,095
Trade accounts receivable from related parties	37	(82)
Other receivables	468	279
Inventories	19	(116)
Prepaid taxes	(27)	(224)
Advances paid	(186)	163
Deferred tax assets	455	(2)
Prepaid expenses and other current assets	21	80
Long-term prepaid taxes	163	23
Long-term other receivables, net of current portion	85	(127)
Accounts payable	86	(163)
Accounts payable to related parties	-	50
Accrued expenses	1,984	1,830
Taxes payable	(23)	243
Deferred revenue	(81)	-
Long-term deferred income tax liability	(13)	(21)
Net cash provided by operating activities	$ 282	$ 2,944
Cash flows from investing activities:
Short-term notes from related parties	166	(1,103)
Payments to purchase vessels, equipment and property	(885)	(15)
Net cash used in investing activities	$ (719)	$ (1,118)

Cash flows from financing activities:
Payments on long-term debt	(100)	(300)
Net cash used in financing activities	$ (100)	$ (300)
Effect of exchange rate changes on cash	(386)	19
Net change in cash	(923)	1,545
Cash at beginning of period	1,372	1,957
Cash at end of period	$ 449	$ 3,502
Supplemental disclosure of cash flow information:
Cash paid for interest	100	300
Non-cash capital expenditures	$ -	$ 1,707

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2016. Operating results for the three-month period ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”) and Kyran Holdings Limited (“Kyran”), and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and  Mangistau Oblast Boat Yard LLP (“MOBY”), collectively “Caspian” or the “Company.” TatArka owns a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Ownership of up to 50% noncontrolling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

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
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Balykshi Loan matured in May 2015.  As of the date of this report, none of the required repayment installments have been made and the principal and accrued interest is due and payable in full.  The Company has included the Balykshi Loan and all accrued interest as a current liability at December 31, 2015 and September 30, 2015.  The failure to pay the principal or interest on the Balykshi Loan may constitute an event of default under the Put Option Agreement which could trigger the acceleration clause contained in the Put Option Agreement.  The acceleration clause would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company would be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $24,143 and $23,644 as of December 31, 2015 and September 30, 2015, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to exercise the put option acceleration clause.  The Company continues to engage in discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

In 2008, the Company entered into two facility agreements pursuant to which the Company received debt funding of $30,000.  In June and July 2011, Mr. Bakhytbek Baiseitov (the “Investor”) acquired the two facility agreements.  In connection with restructuring the facility agreements, in September 2011, the Company issued Investor two secured promissory notes, a Secured Non-Negotiable Promissory Note in the principal amount of $10,800 (“Non-Negotiable Note”) and a Secured Convertible Consolidated Promissory Note in the principal amount of $24,446 (“Consolidated Note”).

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive repayment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The maturity date of the Non-Negotiable Note is June 30, 2016.  If the issuance of common stock has not been demanded by Investor or made at the election of the Company by the June 30, 2016, maturity date, the Company is required to repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, which shall be payable in cash upon demand.  The maturity date of the Consolidated Note is June 30, 2016.

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.  Any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report, none of the semi-annual repayments required under the Consolidated Note have been made when due. The Company has, however, made partial payments to Investor totaling $2,850 in reduction of Consolidated Note balance due as of the date of this report.

The failure to make the semi-annual repayments when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at December 31, 2015 and September 30, 2015. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In August 2008, MOBY entered into a loan agreement with EBRD (the “MOBY Loan”).  In connection with the MOBY Loan, EBRD required the Company and others to, among other things, execute a Deed of Guarantee and Indemnity (“Guarantee”) guaranteeing the repayment of the MOBY Loan.  The guarantee obligation of each party is limited to each party’s respective ownership interest in MOBY.

The outstanding balance of the MOBY Loan was $6,402 and $6,314 as of December 31, 2015 and September 30, 2015, respectively, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing from August 2011. As of December 31, 2015 and September 30, 2015, MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the MOBY Loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish a default or to increase or accelerate the debt obligations of MOBY or the Guarantee obligation of the Company.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay the MOBY Loan, nor would the Company have sufficient funds to repay the MOBY Loan or its portion of the Guarantee.

Should EBRD or Investor determine to collect or accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and anticipated operating results, current world oil prices, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be extremely difficult to obtain new funding to satisfy these obligations. If the Company were unable to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the Balykshi Loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts, in addition to pursuing other Company assets.  As of December 31, 2015, the book value of collateralized assets was approximately $16,569. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations, and (iv) a return to higher world oil prices. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

Discontinued Operations – During fiscal 2015, the Company discontinued operations in the Kazakhstan subsidiary of CSI Inc., CSI LLP (“CSI KZ”). Upon determining to discontinue CSI KZ, all prior periods presented have been restated to separately account for the discontinued operations.  The entire (loss) income from discontinued operations is attributable to the Company.

Correction to Previously Issued Financial Statements – In the current period, the Company identified a mathematical rounding error in the calculation of basic and diluted loss per share for the three-month period ended December 31, 2014. The Company has assessed the impact of the mathematical rounding error on each period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin ("SAB") No.99, Materiality, and has determined that the impact of the error was not material to the previously issued unaudited condensed consolidated financial statements. The Company has elected to revise its previously issued unaudited condensed consolidated financial statements to facilitate comparisons across periods. The Company has corrected the basic and diluted loss per share for the three-month period ended December 31, 2014, as follows:

For The Three Months Ended December 31, 2014
	Previously reported	Revised	Difference
Basic and Diluted Loss per Share	$ (0.05)	$ (0.04)	$ (0.01)

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

For the three months ended December 31, 2015, the Company had 469,710,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended December 31, 2014, the Company had 800,000 options outstanding and 427,056,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

Accelerated Put Option Liability – In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $24,143, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At December 31, 2015 and September 30, 2015, the Company had $195 and $336, respectively, of deferred revenue related to these prepaid services.

Marine base service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At December 31, 2015 and 2014, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

The Kazakh tenge (KZT) is the functional currency of Caspian LLP, TatArka, Balykshi, Kyran and MOBY; the Euro is the functional currency of Caspian B.V.  Their respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. Their respective statements of comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are part of accumulated other comprehensive income.

The translation of KZT denominated assets and liabilities into USD for the purpose of these condensed consolidated financial statements does not necessarily mean the Company could realize or settle, in USD, the reported values of these assets and liabilities in USD. Likewise it does not mean the Company could return or distribute the reported USD value of its Kazakh subsidiaries’ capital to its shareholders.

In August 2015, the National Bank of the Republic of Kazakhstan elected to change its currency policy to make the KZT free floating, which has caused the KZT to fall sharply against the USD.  As a result of this devaluation, during the first fiscal quarter 2016, the Company recorded a foreign exchange transaction loss of $13,142 mostly as a result of the remeasurement of the Balykshi Loan and MOBY Loan which are denominated in U.S. Dollars.

No such events occurred during the first fiscal quarter 2015.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Loss – Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss.  Accumulated other comprehensive loss is presented in the condensed consolidated statements of comprehensive income (loss) and consists of foreign currency translation adjustments.

Concentration of Revenue – During the three months ended December 31, 2015, vessel revenue from three customers represented approximately 90% of total vessel revenue as follows, Customer A – 40%; Customer B – 25%; and Customer C – 25%.

During the three months ended December 31, 2015, we realized no revenue from geophysical services.

During the three months ended December 31, 2015, marine base revenue from four customers represented 82% of total marine base revenue as follows, Customer A – 30%; Customer B – 18%; Customer C – 17%; and Customer D – 17%.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Reclassifaction – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements –

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification, (1) unusual nature - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates; and (2) infrequency of occurrence - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. The amendments in ASU 2015-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

In May 2015, the FASB issued Accounting Standards Update No. 2015- 11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities who value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis. The Company is evaluating the impact of this update on its financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new ASU.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This ASU is not expected to have a significant impact on the Company’s financial statements.

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
December 31, 2015 (UNAUDITED)
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

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,	September 30,
	2015	2015

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,920	$ 10,913
due June 30, 2016

Secured convertible consolidated promissory note payable to Investor; interest at 12%	37,871	36,777
(default interest at 13%) due June 30, 2016

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	28,639	27,968

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default
interest at 5.6% plus the interbank rate )	6,402	6,314

Total Long-term Debt	83,832	81,972
Less: Current Portion	(83,832)	(81,972)
Long-term Debt - Net of Current Portion	$ -	$ -

Notes Payable to Investor

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and Investor terminate restructuring negotiations with EBRD.  The Non-Negotiable Note matures on June 30, 2016 (the Maturity Date).  If the issuance of common stock had not been demanded by Investor or made at the election of the Company by the Maturity Date the Company is required to repay the principal and interest in cash.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

Convertible Consolidated Promissory Note

Interest accrues on the Consolidated Note at 12% per annum and is required to be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand. The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, is due and payable on September 30, 2016.

As of the date of this report, none of the semi-annual payments have been made on the date they were due.  The failure to make the semi-annual payments may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at December 31, 2015 and September 30, 2015.

During fiscal 2013, the Company paid $1,600 to Investor, which was credited as a reduction of balance due under the Consolidated Note. During fiscal 2014, Investor was paid $700. During fiscal 2015 Investor was paid $450.  During the first fiscal quarter 2016, Investor was paid $100.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Loans Payable to EBRD

Balykshi Loan

The Balykshi Loan matured in May 2015. As of the date of this report, none of the repayment installments have been made by the Company and the principal and accrued interest is currently due and payable in full. The Balykshi Loan Agreement provides that if the Balykshi fails to pay when due any amount payable by it under the Balykshi Loan, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

As the Balykshi Loan is secured, in the event of a failure to repay the loan, EBRD has the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base, and to pursue the other assets of the Company.

MOBY Loan

As of December 31, 2015, the outstanding balance of the MOBY Loan was $6,402, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011.

As of December 31, 2015 and September 30, 2015, MOBY had made no installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Economic Environment – In recent years, Kazakhstan has undergone substantial political and economic change.  As an emerging market Kazakhstan does not possess a well-developed business infrastructure, which generally exists in more mature free market economies.  As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax, monetary policy or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

NOTE 5 — RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the three months ended December 31, 2015 and 2014, consisted of the following:

		For the period ended December 31,
Related Party's Name	Description	2015	2014

Kazmortransflot	Marine base revenue	$ -	$ 10
Sayat Media	Revenue from agent for marine base services	64	-
Sayat Media	Equipment and vehicles lease expenses	(10)	(9)
Others	Other services	-	(6)
TOTAL		$ 54	$ (5)

Accounts receivable from related parties as of December 31, 2015 and September 30, 2015, consisted of the following:

Related Party's Name	Description	December 31, 2015	September 30, 2015

Sequa Petroleum	Seismic services	$ -	$ 33
Demeu Energy	Advance given for vehicles delivery	147	185
Sayat Media	Receivable from agent for marine base services	92	104
Bolz LLP	Long term advances given	54	-
Caspian Geo Consulting	Advance given for equipment delivery	73	185
	Allowance for doubtful accounts	(147)	(296)
TOTAL		$ 219	$ 211

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accounts payable to related parties as of December 31, 2015 and September 30, 2015, consisted of the following:

Related Party's Name	Description	December 31, 2015	September 30, 2015

Sayat Media	Other services	$ 7	$ 10
Others	Others	40	49
TOTAL		$ 47	$ 59

Short-term notes from related parties as of December 31, 2015 and September 30, 2015, consisted of the following:

Related Party's Name	Description	December 31, 2015	September 30, 2015

Caspian Geo Consulting	Notes Receivable	$ 1,601	$ 2,195
TOTAL		$ 1,601	$ 2,195

Caspian Geo-Consulting Services LLP  (“Caspian Geo”) – During the period from November 2014 to September 2015, CSG LLP and Tatarka provided financial assistance to Caspian Geo. The aggregate outstanding amount of the financial assistance loans provided to Caspian Geo as of December 31, 2015 and September 30, 2015, was $1,601 and $2,195. The loans mature one year from issuance.  It is normal practice in Kazakhstan not to charge a rate of interest on financial assistance loans, therefore the loans bear no interest except in the event of a default by Caspian Geo, in which case an 18% per annum default penalty may be applied. Subsequent to first fiscal quarter 2016, the Company entered into an agreement with Caspian Geo, to consolidate the financial assistance loans into a single US dollar denominated amount.  The agreement provides for a minimum monthly payment and provides that the any unpaid outstanding balance shall be repaid in full by no later than December 30, 2016.   For additional information, please, refer to Note 8.

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
December 31, 2015 (UNAUDITED)
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

Recurring basis:

At December 31, 2015 and September 30, 2014, the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $499 change during the three months ended December 31, 2015, was for the 20% rate of return and it was charged to interest expense.

The value of the Property held for sale was derived based on estimated sales price of the property. The estimation of sales price is made based on the market prices of similar assets.

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

There were no changes in the valuation techniques during the three months ended December 31, 2015.

Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 24	$ -	$ -	$ 24
Put option liability	24,143	-	-	24,143
Total	$ 24,167	$ -	$ -	$ 24,167

Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 30	$ -	$ -	$ 30
Put option liability	23,644	-	-	23,644
Total	$ 23,674	$ -	$ -	$ 23,674

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
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

Further information regarding the operations and assets of these reportable business segments follows:
	For the Three Months
	Ended December 31,
	2015	2014
Capital Expenditures
Vessel Operations	$ 885	$ 124
Geophysical Services	-	1,707
Marine Base Services	-	-
Total segments	885	1,831
Corporate assets	-	-
Less intersegment investments	-	(109)
Total consolidated	$ 885	$ 1,722

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2015	2014
Revenues
Vessel Operations	$ 3,737	$ 5,137
Geophysical Services	-	1,002
Marine Base Services	1,427	414
Total segments	5,164	6,553
Corporate revenue	-	-
Less intersegment revenues	(1,509)	(456)
Total consolidated	$ 3,655	$ 6,097

Depreciation and Amortization
Vessel Operations	$ (270)	$ (446)
Geophysical Services	(249)	(384)
Marine Base Services	(244)	(389)
Total segments	(763)	(1,219)
Corporate depreciation and amortization	-	-
Total consolidated	$ (763)	$ (1,219)

Interest expense
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	(2,021)	(1,654)
Total segments	(2,021)	(1,654)
Corporate interest expense	(654)	(584)
Total consolidated	$ (2,675)	$ (2,238)

Income/(Loss) Before Income Tax
Vessel Operations	$ 1,134	$ 910
Geophysical Services	(920)	(693)
Marine Base Services	(15,943)	(2,376)
Total segments	(15,729)	(2,159)
Corporate loss	(1,047)	(713)
Total consolidated	$ (16,776)	$ (2,872)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2015	2014
Benefit from (Provision for) Income Tax
Vessel Operations	$ (1)	$ (131)
Geophysical Services	(32)	154
Marine Base Services	-	-
Total segments	(33)	23
Corporate provision for income tax	-	-
Total consolidated	$ (33)	$ 23

Loss from discontinued operations
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	-	-
Total segments	-	-
Corporate	-	(14)
Total consolidated	$ -	$ (14)

Loss attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -
Geophysical Services	-	-
Marine Base Services	3,434	519
Total segments	3,434	519
Corporate noncontrolling interest	-	-
Total consolidated	$ 3,434	$ 519

Net (Loss)/ Income attributable to Caspian Services Inc.
Vessel Operations	$ 1,133	$ 779
Geophysical Services	(952)	(539)
Marine Base Services	(12,509)	(1,857)
Total segments	(12,328)	(1,617)
Corporate loss	(1,047)	(727)
Total consolidated	$ (13,375)	$ (2,344)

	December 31,	September 30,
Segment Assets	2015	2015
Vessel Operations	$ 15,160	$ 16,430
Geophysical Services	7,669	10,611
Marine Base Services	50,623	55,726
Total segments	73,452	82,767
Corporate assets	663	673
Less intersegment investments	(40,356)	(40,348)
Total consolidated	$ 33,759	$ 43,092

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 8 — SUBSEQUENT EVENTS

On January 11, 2016, the Company entered into a Master Financial Assistance Repayment Agreement with Caspian Geo, (the “Repayment Agreement”).  Pursuant to the Repayment Agreement, the Company and Caspian Geo agreed to consolidate the previously provided financial assistance loans into a single US dollar denominated outstanding amount of $2,195.  Caspian Geo will make minimum monthly payments of KZT 50,000 from January 2016 through November 2016, and by no later than December 30, 2016, will pay the remaining unpaid balance of the outstanding amount.

The financial assistance loans have been used by Caspian Geo to explore for gold ore within the Shoymibai Deposit located in the Karaganda Oblast of the Republic of Kazakhstan (the “Deposit”) and to prove the reserves of the Deposit to allow Caspian Geo and the holders of the exploration license to the Deposit to prepare the required submission to apply for a subsoil use contract for the production of gold ore from the Deposit.  The application for the Subsoil Use Contract has been submitted to the competent authority of the Republic of Kazakhstan and the parties to that contract are in the process of reviewing and finalizing it.  Upon successful grant of the Subsoil Use Contract, Caspian Geo plans to pursue commercial production of gold ore from the Deposit.

In addition to repayment of the previously provided financial assistance, the Company holds a participation interest right pursuant to which the Company will receive 20% of the total amount received by Caspian Geo from the sale of gold ore from the Deposit (the “Participation Interest”) from the date of the Repayment Agreement until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event the Company’s Participation Interest has not been converted or exchanged, following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018 to retire the Participation Interest in exchange for a lump sum payment of $1,825.   The Company also has the right, at any time prior to retirement of the Participation Interest, to convert its Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange the Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” mean Caspian Services, Inc., a Nevada corporation, and our subsidiaries and predecessors. Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refers to U.S. dollars.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”), including our annual report on Form 10-K for the year ended September 30, 2015, and our other filings with the Commission.

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this quarterly report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the services we offer, the commodity price environment, economic conditions in the markets where we operate, the availability to our customers of financing to pursue projects, our ability to restructure our existing debts, changes in the composition of the services we offer, future revenues, expenses, capital expenditures, results of operations, liquidity and capital resources or cash flows, foreign currency exchange risk, managing our asset base, our ability to restructure our existing debts in a manner that will allow us to continue operating or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, commodity price fluctuations, market economic conditions, the availability of funding, market factors, market prices, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations and local currency devaluations, and environmental and labor laws and other factors detailed herein and in our other filings with the Commission.

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

Business Review

As a result of the prolonged significant decline in world oil prices and the continued delay in development of the Kashagan oil field, we anticipate demand for our services will be lower throughout the remainder of fiscal 2016, compared to the same periods of fiscal 2015.  Current projections place commencement of the second phase of development of the Kashagan oil field some time in 2019.  We do not know when world oil prices will rebound.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up and world oil prices rebound.  We continue to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea in hopes of replacing some of the lost demand in Kazakhstan for our vessels.

During the three months ended December 31, 2015, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months
	Ended December 31,
	2015	2014	% change

VESSEL OPERATIONS
Operating Revenue	$ 3,737	$ 5,137	-27%
Pretax Operating Loss	1,134	910	25%

GEOPHYSICAL SERVICES
Operating Revenue	$ -	$ 1,002	-100%
Pretax Operating Loss	(920)	(693)	33%

MARINE BASE SERVICES
Operating Revenue	$ 1,427	$ 414	245%
Pretax Operating Loss	(15,943)	(2,376)	571%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a
Pretax Operating Loss	(1,047)	(713)	47%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended December 31, 2015, compared to the three months ended December 31, 2014

            Total revenue during the three months ended December 31, 2015, was $3,655 compared to $6,097 during the three months ended December 31, 2014, a decrease of 40%.

Vessel revenues were down 28% due to less utilization of our vessels in the first fiscal quarter 2016. We expect demand for our vessels to be flat or lower during the remainder of fiscal 2016 compared to fiscal 2015.

Revenue from geophysical services decreased 100% from $1,002 during the first fiscal quarter 2015, to $0 during the first fiscal quarter 2016.  While we completed one successful project during the first fiscal quarter 2015, there were no projects during the first fiscal 2016. As a result of the significant decrease in world oil prices, we expect less demand for our geophysical services until oil prices rebound.

Marine base service revenues were 36% lower during the first fiscal quarter 2016 mostly due to fewer winter vessels standby contracts which resulted in the generation of less revenue.  We expect demand for our marine base to be lower throughout the remainder of fiscal 2016 as compared to fiscal 2015.

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to switch the Kazakh tenge to a free-floating exchange rate, which resulted in the value of the Kazakh tenge falling approximately 80% against the US dollar as of December 31, 2015. Due to this significant devaluation, and the remeasurment of our debt obligations, our foreign currency transaction loss increased by $13,052 during the first fiscal 2016, compared to the first fiscal quarter 2015. The Kazakh tenge was stable during the first fiscal 2015.

As a result of the foregoing, our comprehensive loss attributable to Caspian Services, Inc. increased from $2,332 during the first fiscal quarter 2015, to $7,656 during the first fiscal quarter 2016.

Vessel Operations

First fiscal quarter 2016 revenue from vessel operations of $3,443 was 28% lower than the first fiscal quarter 2015, as fewer vessels were utilized in the first fiscal quarter 2016.  As the market continues to react to lower world oil prices, we expect vessel revenues will be flat or lower throughout fiscal 2016, and we do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project, if then.  We continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended December 31, 2015, vessel operating costs of $1,562 were 37% lower than during the three months ended December 31, 2014, primarily as a result of the decrease in vessel utilization.  As a result of the improved profit margins our net income from vessel operations in the first fiscal quarter 2016, increased to $1,133 compared to net income of $779 in the first fiscal quarter of 2015.

Geophysical Services

Revenue from geophysical services decreased 100% from $1,002 during the first fiscal quarter 2015, to $0 during the first fiscal quarter 2016.  This is a result of completing one successful project during the first fiscal quarter 2015, compared to no projects during the first fiscal quarter 2016. As a result of the decreased activity, cost of geophysical service revenues decreased by 74% to $241. Even though we performed no projects during the first fiscal quarter 2016, we incurred certain fixed costs to maintain our geophysical service assets.

As a result of decreased activity, we realized a net loss attributable to Caspian Services, Inc. from geophysical operations of $952 during the first fiscal quarter 2016, compared to a loss of $539 during the first fiscal quarter 2015.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

Although we continue to make attempts to diversify into other geophysical services, particularly mining, we anticipate that fiscal 2016, will be worse for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, depressed world oil prices continue to result in the postponement of seismic works by our potential customer. Currently, we are not engaged in any projects.  We are pursuing work from potential customers, but there is no guarantee we will be successful in securing this work.  We anticipate this trend will continue in future periods until world oil prices rebound and the credit market in Kazakhstan improves.

Marine Base Services

Our marine base services revenues decreased 36% to $212 during the first fiscal quarter 2016, mostly due to having fewer winter vessels standby contracts.  The revenue generated was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $2,021 was accrued to reflect our liability under the Balykshi Loan, the potential accelerated put option and the portion of interest on the Investor’s Notes that relate to the marine base.

During the first fiscal quarter 2016, we realized a marine base services loss of $12,509 compared to a loss of $1,857 during the first fiscal quarter 2015.  This increase in loss was mostly due to $13,142 of foreign currency transaction loss resulting from the revaluation of our obligations to EBRD denominated in US dollars following the 80% devaluation of the Kazakh tenge against the US dollar from August 2015, through the end of our first fiscal quarter 2016.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base until Kashagan field development and construction activity increases, which is currently anticipated to start no earlier than 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the first fiscal quarter 2016, net loss from corporate administration was $1,047, which is $320 higher than net loss for the first fiscal quarter 2015. The increase represents the effect of the capitalization of interest on Investor’s Notes.

Depreciation and Amortization

Depreciation and amortization expense of $763 during the first fiscal quarter 2016, was 37% lower compared to the first fiscal quarter 2015, mainly due to the effect of devaluation of Kazakh tenge, as our major assets are denominated in Kazakh tenge.

General and Administrative Expense

General and administrative expenses of $1,904 during the quarter ended December 31, 2015 was in line with general and administrative expenses incurred during the quarter ended December 31, 2014.

Interest Expense

Interest expense of $2,675 was $437 higher during the three months ended December 31, 2015, than during the three months ended December 31, 2014. The increase represents the effect of the capitalization of Investor’s Notes, and the Balykshi Loan and MOBY Loan interest during the first fiscal quarter 2016.

Foreign Currency Transaction Loss

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to make the Kazakh tenge free floating. As a result, the Kazakh tenge has suffered approximately an 80% devaluation against the US dollar as of December 31, 2015.  As result of this devaluation and the remeasurement of the debt obligations of our subsidiaries, our foreign currency transaction loss increased by $13,052 during our first fiscal quarter 2016, compared to our first fiscal 2015. The Kazakh tenge was stable during our first fiscal 2015.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

As a result of the significant increase in foreign currency transaction loss, net other expenses increased 601% to $15,846, during the first fiscal quarter 2016.

Benefit from (Provision for) Income Tax

During the three months ended December 31, 2015, we realized a provision for income tax in the amount of $33 compared to a realized benefit from income tax in the amount of $23 during the three months ended December 31, 2014. This difference was caused by the fact that all entities incurred the taxable losses during our first fiscal quarter 2016.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our first fiscal quarter 2016, we realized a net loss attributable to Caspian Services, Inc. of $13,375.  By comparison, during our first fiscal quarter 2015, we realized a net loss attributable to Caspian Services, Inc. of $2,344.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended December 31, 2015, we realized a foreign currency translation adjustment of $5,720 and comprehensive loss attributable to non-controlling interest of $9, compared to a foreign currency translation adjustment of $12 and comprehensive income attributable to non-controlling interest of $0 during the quarter ended December 31, 2014. The dramatic increase in foreign currency translation adjustment in the first fiscal quarter 2016 was caused by Kazakh tenge devaluation, as explained above.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $7,664 during the first fiscal quarter 2016, compared to $2,332 during the first fiscal quarter 2015.

Liquidity and Capital Resources

At December 31, 2015, we had cash on hand of $449 compared to cash on hand of $1,372 at September 30, 2015.  At December 31, 2015, total current liabilities exceeded total current assets by $102,975.  This was mainly attributable to the Balykshi and MOBY Loans, the put option and the Investor’s Notes being classified as current liabilities.

As of December 31, 2015, the outstanding loan balance and accrued interest of the Balykshi Loan was $28,639.  The Balykshi Loan matured in May 2015.  As of the date of this report none of the required installment payments have been made and the loan is now due and payable in full.  The default interest rate of the Balykshi loan of 9% per annum is applied to the payments due but not paid.  The Balykshi Loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE and is additionally secured by a CSI corporate guarantee.

The balance of our put option liability to EBRD, had EBRD accelerated its put option and required us to repurchase its 22% equity interest in Balykshi, was $24,143 as of December 31, 2015.

As of December 31, 2015, the outstanding balance of the MOBY Loan was $6,402 including the accrued and unpaid interest.  We are currently accruing interest under the MOBY Loan at the default interest rate which is equal to the interbank rate plus 5.6% per annum.  As of December 31, 2015, MOBY had made none of the required semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

As of December 31, 2015, the outstanding balance of the Non-Negotiable Note was $10,920 and the outstanding balance of the Consolidated Note was $37,871.  We have agreed to secure these Notes with non-marine base assets that have not been pledged to EBRD.

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by Investor or made at our election by the June 30, 2016 maturity date, we will be required to repay the principal and interest in cash.

As of the date of this report none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial payments to Investor in the aggregate amount of $2,850 to reduce the balance of the Consolidated Note.  The failure to make the full semi-annual payments under the Consolidated Note when due may constitute an event of default under the Consolidated Note.  The default interest rate under the Consolidated Note is 13% per annum.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  The maturity date of the Consolidated Note is June 30, 2016.  As noted herein the Investor may elect to have the Consolidated Note repaid in common stock of the Company in lieu of cash repayment.  The price per share for principal and interest is $0.10.

To our knowledge, as of the date of this report neither EBRD nor Investor has sought to accelerate our obligations to them.  Should EBRD seek to collect the Balykshi Loan or to accelerate the MOBY Loan or the put option, or to enforce the MOBY Loan Guarantee or the Company corporate guarantee, or any of our other financial obligations to EBRD, or should Investor seek to accelerate repayment of the Consolidated Note we would have insufficient funds to satisfy any of those obligations, collectively or individually.  If we are unable to satisfy those obligations, EBRD or Investor could seek any legal remedy available to it or him to obtain repayment, including forcing the Company into bankruptcy, or in the case of EBRD, foreclosing on the loan collateral, which includes the marine base and other assets and bank accounts of Balykshi and CRE, enforcing the Company corporate guarantee, and pursuing the other assets of the Company.

We are engaged in ongoing discussions with EBRD about a potential restructuring of our obligations to EBRD.  There is no guarantee we will be successful in negotiating, obtaining approval of or concluding a restructuring agreement with EBRD on favorable terms, or at all.

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect a reversal in the trend of lower revenues from operations to improve until world oil prices rebound, the credit markets in Kazakhstan improve and the second phase of the Kashagan development ramps up, which at this time is projected to occur no earlier than 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  To date, however, these efforts have not been successful in replacing the lost demand in Kazakhstan.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, we do not believe we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the ongoing depression of world oil prices will continue to have a significantly negative impact on our revenues until such time as oil prices rebound.

With ongoing weak oil prices and the contracted market for the services we offer, we have been searching for new opportunities to generate income.

During fiscal 2015, we provided financial assistance to Caspian Geo-Consulting Services LLP (“Caspian Geo”) in the form of loans which has been used by Caspian Geo to explore for gold ore within the Shoyimbai Deposit located in the Karaganda Oblast of the Republic of Kazakhstan (the “Deposit”) and to prove the reserves of the Deposit so that Caspian Geo and the holders of the exploration license on the Deposit could prepare the required submission to apply for a subsoil use contract for the production of gold ore from the Deposit (the “Subsoil Use Contract”).  The application for the Subsoil Use Contract has been submitted to the competent authority of the Republic of Kazakhstan and the parties to that contract are in the process of reviewing and finalizing it.  Upon successful grant of the Subsoil Use Contract, Caspian Geo plans to pursue commercial production of gold ore from the Deposit (the “Project”).

At December 31, 2015, the unpaid outstanding balance was KZT 543,500.  We have agreed with Caspian Geo to consolidate the previously provided financial assistance into a single US dollar denominated outstanding amount of $2,195.  Caspian Geo will make minimum monthly payments of KZT 50,000 from January 2016 through November 2016, and by no later than December 30, 2016, will pay the remaining unpaid balance of the outstanding amount.

In addition to repayment of the financial assistance, we hold a participation interest right pursuant to which, we will receive 20% of the total amount received by Caspian Geo, which in no event shall be less than 10% percent of the total amount distributed to the holders of the Subsoil Use Contract, from the sale of gold ore from the Deposit (the “Participation Interest”) from January 11, 2016, until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event we have not exercised our conversion or exchange rights, following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018 to retire our Participation Interest in exchange for a lump sum payment of $1,825.  At this time, we do not know how long it will be before the Project begins generating income or we receive any income from our Participation Interest.

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

The following table provides an overview of our cash flow during the three months ended December 31, 2015 and 2014.

	Period ended December 31,
	2015	2014
Net cash provided by operating activities	$ 282	$ 2,944
Net cash used in investing activities	(719)	(1,118)
Net cash used in financing activities	(100)	(300)
Effect of exchange rate changes on cash	(386)	19
Net Change in Cash	$ (923)	$ 1,545

Net cash flow from operations for the three months ended December 31, 2015, was positive, mostly due to an increase in other receivables of $468, which was partially offset by an increase in advances paid of $186.

Net cash used in investing activities for the three months ended December 31, 2015, represented the cost of vessel dry-dock incurred during the period.

During the three months ended December 31, 2015, net cash was used in financing activities to make a partial payment of the balance due to Investor under the Consolidated Note.

	Payment Period
		Less than			After
Contractual Commitments	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 48,791	$ 48,791	$ -	$ -	$ -
Loans from EBRD	35,041	35,041	-	-	-
Accelerated put option liability	24,143	24,143	-	-	-
Operating leases - vessels	6,482	1,177	1,735	1,739	1,830
Operating leases - other	255	156	96	3	-
Total	$114,712	$109,308	$ 1,831	$ 1,742	$ 1,830

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2103 framework of the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended September 30, 2015, filed on January 13, 2016.

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 10.1	Master Financial Assistance Repayment Agreement, dated January 11, 2016, between Caspian Geo-Consulting Services, LLP and Caspian Services, Inc.(1)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements*

                *    Filed herewith.
(1)   Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on January 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: February 22, 2016	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: February 22, 2016	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer