Form 10-Q
period 2016-03-31
CASPIAN SERVICES INC
filed 2016-05-23
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Yes ☐   No☑

As of May 16, 2016, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	March 31,	September 30,
	2016	2015
	(Unaudited)
Current Assets
Cash	$ 1,096	$ 1,372
Trade accounts receivable, net of allowance of $1,377 and $3,510, respectively	3,291	5,480
Trade accounts receivable from related parties, net of allowance of $219 and $296, respectively	293	211
Short-term notes from related parties	2,195	2,195
Other receivables, net of allowance of $384 and $490, respectively	132	339
Inventories	677	906
Property held for sale, net of allowance of $569 and $722, respectively	24	30
Prepaid taxes	89	6
Advances paid, net of allowance of $16 and $19, respectively	162	193
Deferred tax assets	329	552
Prepaid expenses and other current assets	151	170
Total Current Assets	8,439	11,454
Vessels, equipment and property, net	19,906	26,716
Drydocking costs, net	1,265	124
Long-term deferred tax assets	2,424	2,478
Goodwill	100	127
Intangible assets, net	28	38
Long-term prepaid taxes	993	1,630
Long-term other receivables, net of current portion	234	525
Total Assets	$ 33,389	$ 43,092

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 2,173	$ 2,240
Accounts payable to related parties	93	59
Accrued expenses	1,394	1,309
Taxes payable	224	303
Deferred revenue	1	336
Accelerated put option liability	24,641	23,644
Long-term debt - current portion	85,804	81,972
Total Current Liabilities	114,330	109,863
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(110,228)	(94,501)
Accumulated other comprehensive loss	(15,715)	(20,815)
Deficit Attributable to Caspian Services, Inc. Shareholders	(61,058)	(50,431)
Deficit attributable to noncontrolling interests	(19,883)	(16,340)
Total Deficit	(80,941)	(66,771)
Total Liabilities and Deficit	$ 33,389	$ 43,092

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2016	2015	2016	2015

Revenues
Vessel revenues	$ 2,174	$ 1,128	$ 5,617	$ 5,890
Geophysical service revenues (which includes $0 from related parties for the three and six months ended March 31, 2016 and $880 from related parties for the three and six months ended March 31, 2015)	-	1,094	-	2,096
Marine base service revenues (which includes $27 and $91 from related parties for the three and six months ended March 31, 2016, and $58 from related parties for the three and six months ended March 31, 2015, respectively)	283	443	495	776
Total Revenues	2,457	2,665	6,112	8,762

Operating Expenses
Vessel operating costs	1,573	1,325	3,135	3,824
Cost of geophysical service revenues	175	901	416	1,833
Cost of marine base service	165	190	280	361
Depreciation and amortization	725	1,237	1,488	2,456
General and administrative expense	1,133	2,459	3,037	4,346
Total Costs and Operating Expenses	3,771	6,112	8,356	12,820
Loss from Operations	(1,314)	(3,447)	(2,244)	(4,058)

Other Income (Expense)
Interest expense	(2,427)	(2,235)	(5,102)	(4,473)
Foreign currency transaction income (loss)	1,187	(891)	(11,955)	(981)
Other non-operating income (loss), net	(279)	(19)	(308)	48
Net Other Expense	(1,519)	(3,145)	(17,365)	(5,406)

Loss from Continuing Operations Before Income Tax	(2,833)	(6,592)	(19,609)	(9,464)
Benefit from income tax	494	464	461	487
Net Loss from Continuing Operations	(2,339)	(6,128)	(19,148)	(8,977)
Loss from discontinued operations	-	(1)	-	(15)
Net loss	(2,339)	(6,129)	(19,148)	(8,992)
Net loss (income) attributable to noncontrolling interests	(13)	130	3,421	649
Net Loss Attributable to Caspian Services, Inc	$ (2,352)	$ (5,999)	$ (15,727)	$ (8,343)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(620)	72	5,100	84
Comprehensive Loss	(2,972)	(5,927)	(10,627)	(8,259)
Comprehensive loss attributable to noncontrolling interests	(113)	(649)	(122)	(649)
Comprehensive Loss Attributable to Caspian Services, Inc	$ (3,085)	$ (6,576)	$ (10,749)	$ (8,908)

Basic and diluted loss per share from continuing operations	(0.04)	(0.11)	(0.30)	(0.16)
Basic and diluted loss per share from discontinued operations	-	-	-	-
Basic and Diluted Loss per Share	$ (0.04)	$ (0.11)	$ (0.30)	$ (0.16)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

     See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Six Months
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (19,148)	$ (8,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,488	2,456
Accrued interest on accelerated put option	997	992
Foreign currency transaction loss	11,955	981
Changes in current assets and liabilities:
Trade accounts receivable	1,056	4,977
Trade accounts receivable from related parties	56	(642)
Other receivables	615	196
Inventories	39	(90)
Prepaid taxes	(89)	1,162
Advances paid	12	225
Deferred tax assets	(10)	(1,024)
Prepaid expenses and other current assets	2	76
Long-term prepaid taxes	385	(137)
Long-term other receivables, net of current portion	72	(160)
Accounts payable	170	(411)
Accrued expenses	5,222	4,008
Taxes payable	(15)	(209)
Deferred revenue	(276)	29
Long-term deferred income tax liability	(41)	(60)
Net cash provided by operating activities	$ 2,490	$ 3,377
Cash flows from investing activities:
Short-term notes from related parties	153	(3,006)
Payments to purchase vessels, equipment and property	(1,465)	(55)
Net cash used in investing activities	$ (1,312)	$ (3,061)

Cash flows from financing activities:
Payments on long-term debt	(100)	(300)
Net cash used in financing activities	$ (100)	$ (300)
Effect of exchange rate changes on cash	(1,354)	(493)
Net change in cash	(276)	(477)
Cash at beginning of period	1,372	1,957
Cash at end of period	$ 1,096	$ 1,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 100	$ 300
Non-cash capital expenditures	$ -	$ 1,736

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2016. Operating results for the six-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with US GAAP and include operations and balances of Caspian Services, Inc. and its wholly-owned subsidiaries: Caspian Services Group Limited (“CSGL”), Caspian Services Group LLP (“Caspian LLP”), Caspian Services Group B.V. (“Caspian B.V.”), Caspian Geophysics, Ltd (“CGEO”), TatArka LLP (“TatArka”), Caspian Real Estate, Ltd (“CRE”) and Kyran Holdings Limited (“Kyran”), and include majority owned subsidiaries: Balykshi LLP (“Balykshi”) and  Mangistau Oblast Boat Yard LLP (“MOBY”), collectively “Caspian” or the “Company.” TatArka owns a 40% non-controlling interest in Veritas-Caspian LLP (“Veritas-Caspian”). Ownership of up to 50% noncontrolling interests are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition — The Company funded a portion of the construction of its marine base through a combination of debt and equity financing pursuant to which the European Bank for Reconstruction and Development (“EBRD”) provided $18,600 of debt financing (the “Balykshi Loan”).  EBRD also made an equity investment in the marine base in the amount of $10,000 in exchange for a 22% equity interest in Balykshi.

In connection with EBRD’s 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest based on Balykshi’s fair market value.  The put option is exercisable between June 2013 and June 2017.  This agreement also contains an acceleration feature that, should a default event occur, grants EBRD the right to require the Company to repurchase the $10,000 equity investment at a 20% annual rate of return at any time following the default event.

In accordance with US GAAP the put option is an unconditional obligation and is measured at its fair value based on an estimate of the amount of cash that would be required to settle the liability.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Balykshi Loan matured in May 2015.  As of the date of this report, none of the required repayment installments have been made and the principal and accrued interest is due and payable in full.  The Company has included the Balykshi Loan and all accrued interest as a current liability at March 31, 2016 and September 30, 2015.  The failure to pay the principal or interest on the Balykshi Loan may constitute an event of default under the Put Option Agreement which could trigger the acceleration clause contained in the Put Option Agreement.  The acceleration clause would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company would be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $24,641 and $23,644 as of March 31, 2016 and September 30, 2015, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to exercise the put option acceleration clause.  The Company continues to engage in discussions with EBRD regarding a possible restructuring of its financial obligations to EBRD.

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

The failure to make the semi-annual repayments when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at March 31, 2016 and September 30, 2015. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
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

The outstanding balance of the MOBY Loan was $6,495 and $6,314 as of March 31, 2016 and September 30, 2015, respectively, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing from August 2011. As of March 31, 2016 and September 30, 2015, MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the MOBY Loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish a default or to increase or accelerate the debt obligations of MOBY or the Guarantee obligation of the Company.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay the MOBY Loan, nor would the Company have sufficient funds to repay the MOBY Loan or its portion of the Guarantee.

Should EBRD or Investor determine to collect or accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and anticipated operating results, current world oil prices, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be extremely difficult to obtain new funding to satisfy these obligations. If the Company were unable to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the Balykshi Loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts, in addition to pursuing other Company assets.  As of March 31, 2016, the book value of collateralized assets was approximately $16,185. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations, and (iv) a return to higher world oil prices. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
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

Marine Base Services — Marine base services consist of operating a marine base with a boat repair and drydocking services yard located at the Port of Bautino on the North Caspian Sea.

Discontinued Operations — During fiscal 2015, the Company discontinued operations in its Kazakhstan subsidiary, CSI LLP (“CSI KZ”). Upon determining to discontinue CSI KZ, all prior periods presented have been restated to separately account for the discontinued operations.  The entire loss from discontinued operations is attributable to the Company.

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

At March 31, 2016, the Company had 481,588,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

At March 31, 2015, the Company had 800,000 options outstanding and 437,555,000 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Accelerated Put Option Liability — In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017. The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties. If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above. Due to the fact that certain events of default under the EBRD Loan Agreement may have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $24,641, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured. Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated. Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At March 31, 2016 and September 30, 2015, the Company had $1 and $336, respectively, of deferred revenue related to these prepaid services.

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

Impairment of Long-Lived Assets and Long-Lived Assets for Disposal — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At March 31, 2016 and 2015, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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

Drydocking Costs  — The Company’s vessels must be periodically drydocked and undergo certain inspections to maintain their operating classification, as mandated by certain maritime regulations.  Costs incurred to drydock the vessels for certification are capitalized and amortized over the period until the next drydocking, which is generally 24 months.  Drydocking costs comprise painting the vessels’ hulls and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards.

Foreign Currency Transactions — Caspian Services, Inc., the parent company of the subsidiaries, makes its principal investing and financing transactions in United States dollars (USD), which is also its functional currency. Transactions and balances denominated in other currencies have been translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

In August 2015, the National Bank of the Republic of Kazakhstan elected to change its currency policy to make the KZT free floating, which has caused the KZT to fall sharply against the USD.  As a result of this devaluation, during the six months ended March 31, 2016, the Company recorded a foreign exchange transaction loss of $11,955 mostly as a result of the remeasurement of the Balykshi Loan and MOBY Loan which are denominated in U.S. Dollars.  No such event occurred during the six months ended March 31, 2015.

Use of Estimates — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Loss — Total comprehensive loss consists of net loss and changes in accumulated other comprehensive loss.  Accumulated other comprehensive loss is presented in the condensed consolidated statements of comprehensive income (loss) and consists of foreign currency translation adjustments.

Concentration of Revenue — During the six months ended March 31, 2016, vessel revenue from three customers represented approximately 88% of total vessel revenue as follows, Customer A – 39%; Customer B – 31%; and Customer C – 18%.

During the six months ended March 31, 2016, marine base revenue from four customers represented 73% of total marine base revenue as follows, Customer A – 25%; Customer B – 18%; Customer C – 15%; and Customer D – 15%.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements —

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification, (1) unusual nature - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates; and (2) infrequency of occurrence - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. The amendments in ASU 2015-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the impact of this ASU on the Company’s financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative to reduce the cost and complexity in accounting standards.  The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  The treatment is consistent with the current presentation of debt discounts or premiums.  For public business entities, the guidance is effective for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amended guidance must be applied on a retrospective basis and has not materially affected the Company’s operating results or financial position.

In May 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities who value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis. The Company is evaluating the impact of this update on its financial statements.

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
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The update will simplify certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeitures. This update will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

Subsequent Events — The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

NOTE 2 — ATASH MARINE BASE

Additional dredging work at the marine base is still required. Currently, Balykshi has insufficient funds to complete the work. Failure to complete the dredging could subject Balykshi to certain penalties, including the cancelation of permits and termination of operational activities at the marine base until the dredging is completed. The failure by Balykshi or the Company to provide financing for, or to complete dredging could constitute a default under the EBRD financing agreements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	March 31,	September 30,
	2016	2015

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,927	$ 10,913
due June 30, 2016

Secured convertible consolidated promissory note payable to Investor; interest at 12%	39,053	36,777
(default interest at 13%) due June 30, 2016

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	29,329	27,968

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,495	6,314

Total Long-term Debt	85,804	81,972
Less: Current Portion	(85,804)	(81,972)
Long-term Debt - Net of Current Portion	$ -	$ -

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
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

As the Non-Negotiable Note matures in less than twelve months, it has been treated as a current liability in the accompanying financial statements.

Convertible Consolidated Promissory Note

Interest accrues on the Consolidated Note at 12% per annum and is required to be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand. The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, is due and payable on June 30, 2016.

As of the date of this report, none of the semi-annual payments have been made on the date they were due.  The failure to make the semi-annual payments may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at March 31, 2016 and September 30, 2015.

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

Loans Payable to EBRD

Balykshi Loan

The Balykshi Loan matured in May 2015. As of the date of this report, none of the repayment installments have been made by the Company and the principal and accrued interest is currently due and payable in full. The Balykshi Loan Agreement provides that if Balykshi fails to pay when due any amount payable by it under the Balykshi Loan, the overdue amount shall bear interest at a rate that is 2% higher than the non-default rate of interest.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

As the Balykshi Loan is secured, in the event of a failure to repay the loan, EBRD has the right to foreclose on the assets and bank accounts of Balykshi and CRE, including the marine base, and to pursue the other assets of the Company.

MOBY Loan

As of March 31, 2016, the outstanding balance of the MOBY Loan was $6,495, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011.

As of March 31, 2016 and September 30, 2015, MOBY had made no installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To date, to the Company’s knowledge, EBRD has taken no action to establish the default or to increase or accelerate the debt obligations of MOBY or the guarantee obligations of the Company under the Guarantee.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay its portion of the MOBY Loan nor would the Company have sufficient funds to pay it obligations under the Guarantee.

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
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 5 — RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the six months ended March 31, 2016 and 2015, consisted of the following:

		For the period ended March 31,
Related Party's Name	Description	2016	2015

Sequa Petroleum	Seismic services revenue	$ -	$ 880
Sayat Media	Revenue from agent for marine base services	91	-
Other revenue/ (expenses)	Other services	13	58
TOTAL		$ 104	$ 938

Accounts receivable from related parties as of March 31, 2016 and September 30, 2015, consisted of the following:

Related Party's Name	Description	March 31, 2016	September 30, 2015

Sequa Petroleum	Seismic services	$ -	$ 33
Demeu Energy	Advance given for vehicles delivery	146	185
Sayat Media	Receivable from agent for marine base services	138	104
Bolz LLP	Long term advances given	83	-
Caspian Geo Consulting	Advance given for equipment delivery	72	185
KazEnergy Solutions	Advance given for equipment delivery	73	-
	Allowance for doubtful accounts	(219)	(296)
TOTAL		$ 293	$ 211

Accounts payable to related parties as of March 31, 2016 and September 30, 2015, consisted of the following:

Related Party's Name	Description	March 31, 2016	September 30, 2015

Sayat Media	Other services	$ 83	$ 10
Others	Others	10	49
TOTAL		$ 93	$ 59

Short-term notes from related parties as of March 31, 2016 and September 30, 2015, consisted of the following:

Related Party's Name	Description	March 31, 2016	September 30, 2015

Caspian Geo Consulting	Notes Receivable	$ 2,195	$ 2,195
TOTAL		$ 2,195	$ 2,195

Caspian Geo-Consulting Services LLP (“Caspian Geo”) — During the period from November 2014 to September 2015, CSG LLP and Tatarka provided financial assistance to Caspian Geo. The aggregate outstanding amount of the financial assistance loans provided to Caspian Geo as of March 31, 2016 and September 30, 2015, was $2,195 and $2,195. Initially, the loans were scheduled to mature one year from issuance.  It is normal practice in Kazakhstan not to charge a rate of interest on financial assistance loans, therefore the loans bear no interest except in the event of a default by Caspian Geo, in which case an 18% per annum default penalty may be applied.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

On January 11, 2016, the Company entered into a Master Financial Assistance Repayment Agreement with Caspian Geo, (the “Repayment Agreement”).  Pursuant to the Repayment Agreement, the Company and Caspian Geo agreed to consolidate the previously provided financial assistance loans into a single US dollar denominated outstanding amount of $2,195.  The Repayment Agreement provides for minimum monthly payments of KZT 50,000 from January 2016 through November 2016, and by no later than December 30, 2016, Caspian Geo is required to pay any remaining unpaid balance of the outstanding amount.

The financial assistance loans have been used by Caspian Geo to explore for gold ore within the Shoymibai Deposit located in the Karaganda Oblast of the Republic of Kazakhstan (the “Deposit”) and to prove the reserves of the Deposit to allow Caspian Geo and the holders of the exploration license to the Deposit to prepare the required submission to apply for a subsoil use contract for the production of gold ore from the Deposit.  The application for the Subsoil Use Contract has been submitted to the competent authority of the Republic of Kazakhstan and, in May 2016, the Company was informed that the Subsoil Use Contract has been granted to Caspian Geo.   Caspian Geo plans to pursue commercial production of gold ore from the Deposit.

In addition to repayment of the previously provided financial assistance, the Company holds a participation interest right pursuant to which the Company will receive 20% of the total amount received by Caspian Geo, which in no event shall be less than 10% of the total amount distributed to the holders of the Subsoil Use Contract, from the sale of gold ore from the Deposit (the “Participation Interest”) from the date of the Repayment Agreement until seven years from the date of commencement of production following a commercial discovery at the Deposit.  In the event the Company’s Participation Interest has not been converted or exchanged, following repayment in full of the $2,195, Caspian Geo has the right until January 9, 2018, to retire the Participation Interest in exchange for a lump sum payment of $1,825.   The Company also has the right, at any time prior to retirement of the Participation Interest, to convert its Participation Interest into a 12.5% equity interest in the entity holding the Subsoil Use Contract should it become a public company or, in the event of a sale of the Subsoil Use Contract, to exchange the Participation Interest for 12.5% of the proceeds received by Caspian Geo in connection with such sale.

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
March 31, 2016 (UNAUDITED)
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

Recurring basis:

At March 31, 2016 and September 30, 2015, the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $997 change during the six months ended March 31, 2016, was for the 20% rate of return and it was charged to interest expense.

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

There were no changes in the valuation techniques during the six months ended March 31, 2016.

Fair Value Measurements at Reporting Date Using
Description	March 31, 2016	Level 1	Level 2	Level 3
Property held for sale	$ 24	$ -	$ -	$ 24
Put option liability	24,641	-	-	24,641
Total	$ 24,665	$ -	$ -	$ 24,665

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Capital Expenditures
Vessel Operations	$ 579	$ 54	$ 1,465	$ 178
Geophysical Services	-	29	-	1,736
Marine Base Services	-	2	-	2
Total segments	579	85	1,465	1,916
Corporate assets	-	-	-	-
Less intersegment investments	-	(17)	-	(125)
Total consolidated	$ 579	$ 68	$ 1,465	$ 1,791

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Revenues
Vessel Operations	$ 2,367	$ 1,371	$ 6,104	$ 6,508
Geophysical Services	-	1,094	-	2,096
Marine Base Services	1,936	3,173	3,363	3,587
Total segments	4,303	5,638	9,467	12,191
Corporate revenue	-	-	-	-
Less intersegment revenues	(1,846)	(2,973)	(3,355)	(3,429)
Total consolidated	$ 2,457	$ 2,665	$ 6,112	$ 8,762

Depreciation and Amortization
Vessel Operations	$ (365)	$ (446)	$ (635)	$ (892)
Geophysical Services	(154)	(408)	(403)	(793)
Marine Base Services	(206)	(382)	(449)	(770)
Total segments	(725)	(1,236)	(1,487)	(2,455)
Corporate depreciation and amortization	-	(1)	(1)	(1)
Total consolidated	$ (725)	$ (1,237)	$ (1,488)	$ (2,456)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(1,783)	(1,664)	(3,804)	(3,318)
Total segments	(1,783)	(1,664)	(3,804)	(3,318)
Corporate interest expense	(644)	(571)	(1,298)	(1,155)
Total consolidated	$ (2,427)	$ (2,235)	$ (5,102)	$ (4,473)

Loss from Continuing Operations Before Income Tax
Vessel Operations	$ 290	$ (1,400)	$ 1,424	$ (490)
Geophysical Services	(601)	(1,073)	(1,521)	(1,766)
Marine Base Services	(1,602)	(3,197)	(17,545)	(5,573)
Total segments	(1,913)	(5,670)	(17,642)	(7,829)
Corporate loss	(920)	(922)	(1,967)	(1,635)
Total consolidated	$ (2,833)	$ (6,592)	$ (19,609)	$ (9,464)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Benefit from (Provision for) Income Tax
Vessel Operations	$ 359	$ 287	$ 358	$ 156
Geophysical Services	135	181	103	335
Marine Base Services	-	-	-	-
Total segments	494	468	461	491
Corporate provision for income tax	-	(4)	-	(4)
Total consolidated	$ 494	$ 464	$ 461	$ 487

Loss/ (Income) from discontinued operations
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	-	-	-	-
Total segments	-	-	-	-
Corporate	-	(1)	-	(15)
Total consolidated	$ -	$ (1)	$ -	$ (15)

Loss/ (Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(13)	130	3,421	649
Total segments	(13)	130	3,421	649
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ (13)	$ 130	$ 3,421	$ 649

Net (Loss)/ Income attributable to Caspian Services Inc.
Vessel Operations	$ 649	$ (1,113)	$ 1,782	$ (334)
Geophysical Services	(466)	(892)	(1,418)	(1,431)
Marine Base Services	(1,615)	(3,067)	(14,124)	(4,924)
Total segments	(1,432)	(5,072)	(13,760)	(6,689)
Corporate loss	(920)	(927)	(1,967)	(1,654)
Total consolidated	$ (2,352)	$ (5,999)	$ (15,727)	$ (8,343)

			March 31,	September 30,
Segment Assets			2016	2015
Vessel Operations			$ 15,003	$ 16,430
Geophysical Services			7,278	10,611
Marine Base Services			50,105	55,726
Total segments			72,386	82,767
Corporate assets			704	673
Less intersegment investments			(39,701)	(40,348)
Total consolidated			$ 33,389	$ 43,092

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” mean Caspian Services, Inc., a Nevada corporation, and our subsidiaries and predecessors. Unless otherwise indicated by the context, all dollar amounts stated in this Part I, Item 2, other than share and per share amounts, are presented in thousands and all references to dollar amounts ($) refer to U.S. dollars.

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

Business Review

As a result of the prolonged significant decline in world oil prices and the continued delay in development of the Kashagan oil field, we anticipate demand for our services will be lower throughout the remainder of fiscal 2016, compared to the same periods of fiscal 2015.  Current projections place commencement of the second phase of development of the Kashagan oil field some time in 2019.  We do not anticipate significant growth in demand for our services until the second phase of the Kashagan development project ramps up and world oil prices rebound materially.  We continue to work to expand our vessel operations to Turkmenistan and Russian sectors of Caspian Sea in hopes of replacing some of the lost demand in Kazakhstan for our vessels.

During the six months ended March 31, 2016, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2016	2015	% change	2016	2015	% change
VESSEL OPERATIONS
Operating Revenue	$ 2,367	$ 1,371	73%	$ 6,104	$ 6,508	-6%
Pretax Operating Loss	290	(1,400)	-121%	1,424	(490)	-390%

GEOPHYSICAL SERVICES
Operating Revenue	$ -	$ 1,094	-100%	$ -	$ 2,096	-100%
Pretax Operating Income/(Loss)	(601)	(1,073)	-44%	(1,521)	(1,766)	-14%

MARINE BASE SERVICES
Operating Revenue	$ 1,936	$ 3,173	-39%	$ 3,363	$ 3,587	-6%
Pretax Operating Loss	(1,602)	(3,197)	-50%	(17,545)	(5,573)	215%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(920)	(922)	0%	(1,967)	(1,635)	20%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

            Total revenue during the three months ended March 31, 2016, was $2,457 compared to $2,665 during the three months ended March 31, 2015, a decrease of 8%, while total costs and operating expenses decreased 28% during the three months March 31, 2016 compared to the same period 2015.

Vessel revenues were up 93% due to more utilization of our vessels in the second fiscal quarter 2016.  During the same period, vessel operating costs increased 19%.  We expect demand for our vessels to be flat or lower during the remainder of fiscal 2016 compared to fiscal 2015.

Revenue from geophysical services decreased 100% from $1,094 during the second fiscal quarter 2015, to $0 during the second fiscal quarter 2016.  While we completed one successful project during the second fiscal quarter 2015, there were no projects during the second fiscal 2016.  We were able to reduce our cost of geophysical services during the three months ended March 31, 2016 by 81%.  As a result of the significant decrease in world oil prices and the difficult local credit market, we expect less demand for our geophysical services until oil prices rebound.

Marine base service revenues were 36% and cost of marine base services revenue was 13% lower during the second fiscal quarter 2016, mostly due to fewer winter vessel standby contracts which resulted in the generation of less revenue and costs.  We expect demand for our marine base to be lower throughout the remainder of fiscal 2016 as compared to fiscal 2015.

During the three months ended March 31, 2016, we also realized a 41% decrease in depreciation and amortization and a 54% decrease in general and administrative expenses.

During the second fiscal quarter 2016 we realized a net loss attributable to Caspian Services of $2,352 compared to $5,999 during the same period 2015.  Our comprehensive loss attributable to Caspian Services, Inc. decreased from $6,576 during the second fiscal quarter 2015, to $3,085 during the second fiscal quarter 2016.

Vessel Operations

Second fiscal quarter 2016 revenue from vessel operations of $2,174 was 93% higher than the second fiscal quarter 2015, as more vessels were utilized during the 2016 period.  As the market continues to react to lower world oil prices, we expect vessel revenues will be flat or lower throughout fiscal 2016, and we do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project, if then.  We continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended March 31, 2016, vessel operating costs of $1,573 were 19% higher than during the three months ended March 31, 2015, primarily as a result of the increase in vessel utilization.  As a result of the improved profit margins, we had net income from vessel operations in the second fiscal quarter 2016 of $649 compared to net loss of $1,113 in the second fiscal quarter of 2015.

Geophysical Services

Revenue from geophysical services decreased 100% from $1,094 during the second fiscal quarter 2015, to $0 during the second fiscal quarter 2016.  This is a result of completing one successful project during the second fiscal quarter 2015, compared to no projects during the second fiscal quarter 2016. As a result of the decreased activity, cost of geophysical service revenues decreased by 81% to $175. Even though we performed no projects during the second fiscal quarter 2016, we incurred certain fixed costs to maintain our geophysical service assets.

As a result of decreased activity, we realized a net loss attributable to Caspian Services, Inc. from geophysical operations of $466 during the second fiscal quarter 2016, compared to a loss of $892 during the second fiscal quarter 2015.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult local credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

Although we continue to make attempts to diversify into other geophysical services, particularly mining, we anticipate that fiscal 2016 will be worse for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, current world oil prices continue to result in the postponement of seismic works by our potential customer. Currently, we are not engaged in any projects.  We are pursuing work from potential customers, but there is no guarantee we will be successful in securing this work.  We anticipate this trend will continue in future periods until world oil prices rebound materially and the credit market in Kazakhstan improves.

Marine Base Services

Our marine base services revenues decreased 36% to $283 during the second fiscal quarter 2016, mostly due to having fewer winter vessel standby contracts.  The revenue generated was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,783 was accrued to reflect our liability under the Balykshi Loan, the potential accelerated put option and the portion of interest on the Investor’s Notes that relates to the marine base.

During the second fiscal quarter 2016, we realized a marine base services loss of $1,615 compared to a loss of $3,067 during the second fiscal quarter 2015.

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

Corporate Administration

During the second fiscal quarter 2016, net loss from corporate administration was $920, which is in line with net loss of $927 realized during the second fiscal quarter 2015.

Depreciation and Amortization

Depreciation and amortization expense of $725 during the second fiscal quarter 2016, was 41% lower compared to the second fiscal quarter 2015, mainly due to the effect of devaluation of Kazakh tenge, as our major assets are denominated in Kazakh tenge.

General and Administrative Expense

General and administrative expenses of $1,133 during the quarter ended March 31, 2016, was 54% less than general and administrative expenses incurred during the quarter ended March 31, 2015, mostly due to salary cuts to administrative personnel, as well as the effect of Kazakh tenge devaluation, as most of general and administrative expenses are denominated in Kazakh tenge.

Interest Expense

Interest expense of $2,427 was $192 higher during the three months ended March 31, 2016, than during the three months ended March 31, 2015. The increase represents the effect of the capitalization of Investor’s Notes, and the Balykshi Loan and MOBY Loan interest during the second fiscal quarter 2016.

Foreign Currency Transaction Income (Loss)

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to switch the Kazakh tenge to a free-floating exchange rate, which resulted in the value of the Kazakh tenge falling approximately 80% against the US dollar as of March 31, 2016.  During the second quarter 2016, however, the Kazakh tenge was more stable. Additionally, $611 of foreign currency translation gain was recognized to reflect the effect of revaluation of short-term notes from Caspian Geo.  As a consequence, we realized foreign currency transaction income of $1,187 during the second fiscal 2016, compared to a loss of $891 during the second fiscal quarter 2015.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

As a result of the change from a foreign currency transaction loss in the second fiscal quarter 2015 to foreign currency transaction income in the second fiscal quarter 2016, net other expenses decreased 52% to $1,519, during the second fiscal quarter 2016.

Benefit from Income Tax

During the three months ended March 31, 2016, we realized a benefit from income tax in the amount of $494, which is in line with benefit from income tax realized during the three months ended March 31, 2015.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our second fiscal quarter 2016, we realized a net loss attributable to Caspian Services, Inc. of $2,352.  By comparison, during our second fiscal quarter 2015, we realized a net loss attributable to Caspian Services, Inc. of $5,999.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended March 31, 2016, we realized a foreign currency translation adjustment of ($620) and comprehensive loss attributable to noncontrolling interest of $113, compared to a foreign currency translation adjustment of $72 and comprehensive loss attributable to noncontrolling interest of $649 during the quarter ended March 31, 2016. As a result, comprehensive loss attributable to Caspian Services, Inc. was $3,085 during the second fiscal quarter 2016, compared to $6,576 during the second fiscal quarter 2015.

Six months ended March 31, 2016, compared to the six months ended March 31, 2015

        Total revenue during the six months ended March 31, 2016, was $6,112 compared to $8,762 during the six months ended March 31, 2015, a decrease of 30%.

Vessel revenues were down 5% and vessel operating costs were lower by 18% due to less utilization of our vessels during the six months ended March 31, 2016. We expect demand for our vessels to be flat or lower during the remainder of fiscal 2016 compared to fiscal 2015.

Revenue from geophysical services decreased 100% from $2,096 during the period ended March 31, 2015, to $0, and cost of geophysical service revenue decreased 77% to $416 during the six months ended March 31, 2016.  While we completed two successful projects during the six months ended March 31, 2015, there were no projects during the six months ended March 31, 2016.  As a result of the ongoing weakness in world oil prices, we expect lower demand for our geophysical services until oil prices rebound, materially.

Marine base service revenues were 36% lower during the six months ended March 31, 2016, and cost of marine base service revenue was 22% lower during the same period, mostly due to fewer winter vessel standby contracts which resulted in the generation of less revenue.  We expect demand for our marine base to be lower throughout the remainder of fiscal 2016 as compared to fiscal 2015.

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to switch the Kazakh tenge to a free-floating exchange rate, which resulted in the value of the Kazakh tenge falling approximately 74% against the US dollar as of March 31, 2016. No such devaluation happened during the six months ended March 31, 2015. Due to this significant devaluation, and the remeasurement of our debt obligations, our foreign currency transaction loss increased by $10,974 during the six months ended March 31, 2016, compared to the six months ended March 31, 2015.

As a result of the foregoing, during the six-month period ended March 31, 2016, net loss attributable to Caspian Services, Inc. was $15,727 compared to $8,343 during the six-month period ended March 31, 2015, and comprehensive loss attributable to Caspian Services, Inc. increased from $8,908 during the six months ended March 31, 2015, to $10,749 during the six months ended March 31, 2016.

Vessel Operations

During the six months ended March 31, 2016, revenue from vessel operations of $5,617 was 5% less than revenue during the six months ended March 31, 2015.  As the market reacts to the ongoing weakness in world oil prices, we expect vessel revenues will be flat or lower throughout the remainder of fiscal 2016 compared to the same period of fiscal 2015, and we do not expect significant growth in demand for our vessels in the Kazakh sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project and until world oil prices rebound materially.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the six months ended March 31, 2016, vessel operating costs of $3,135 were 18% lower than during the six months ended March 31, 2015, as we were able to improve our operational margins.

 As a result of improved vessel operating margins we realized net income attributable to Caspian Services, Inc. of $1,782 from vessel operations during the six months ended March 31, 2016 compared to net loss of $334 during the six months ended March 31, 2015.

Geophysical Services

Revenue from geophysical services decreased 100% from $2,096 during the six months ended March 31, 2015, to $0 during six months ended March 31, 2016.  This is a result of completing two successful projects during the six months ended March 31, 2015, compared to no projects during six months ended March 31, 2016.  As a result of the decreased activity, cost of geophysical service revenues decreased by 77% to $416.  Even though we performed no projects during the six months ended March 31, 2016, we incurred certain fixed costs to maintain our geophysical service assets.

As a result of decreased activity, we realized a net loss attributable to Caspian Services, Inc. from geophysical operations of $1,418 during the six months ended March 31, 2016, compared to a loss of $1,431 during the six months ended March 31, 2015.

The local market, from which much of our seismic work is generated, remains depressed as a result of the difficult credit market and reduced oil prices and we continue to struggle to obtain payment from overdue accounts from non-related parties.

Although we continue to make attempts to diversify into other geophysical services, particularly mining, we anticipate that fiscal 2016 will be worse for seismic work as the credit required by local Kazakh companies to finance seismic projects remains elusive.  In addition, the ongoing depressed world oil prices continue to result in the postponement of seismic works by our potential customer. Currently, we are not engaged in any projects.  We are pursuing work from potential customers, but there is no guarantee we will be successful in securing this work.  We anticipate this trend will continue in future periods until world oil prices rebound and the credit market in Kazakhstan improves.

Marine Base Services

Our marine base services revenues decreased 36% to $495 during the six months ended March 31, 2016.

The revenue generated from marine base services was insufficient to cover our fixed costs, including depreciation.  Additionally, interest expense of $3,804 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.

During the six months ended March 31, 2016, we realized a marine base services loss attributable to Caspian Services, Inc. of $14,124 compared to a loss of $4,924 during the six months ended March 31, 2015.  This increase in loss was mostly due to $11,495 of foreign currency transaction loss resulting from the revaluation of our obligations to EBRD denominated in US dollars following the 80% devaluation of the Kazakh tenge against the US dollar from August 2015, through the end of our second fiscal quarter 2016.

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

Corporate Administration

During the six months ended March 31, 2016, net loss attributable to Caspian Services, Inc. from corporate administration was $1,967, which was $313 higher than the net loss for the six months ended March 31, 2015. The increase represents the effect of the capitalization of interest on Investor’s Notes.

Depreciation

Depreciation and amortization expense of $1,488 during the six months ended March 31, 2016, was 39% lower compared to the six months ended March 31, 2015, mainly due to the effect of devaluation of Kazakh tenge, as our major assets are denominated in Kazakh tenge.

General and Administrative Expenses

General and administrative expenses of $3,037 during the six months ended March 31, 2016, was 30% less than  general and administrative expenses incurred during the six months ended March 31, 2015, mostly due to salary cuts to administrative personnel, as well as the effect of Kazakh tenge devaluation, as most of general and administrative expenses are denominated in Kazakh tenge.

Interest Expense

Interest expense of $5,102 for the six months ended March 31, 2016, was 14% higher than during the six months ended March 31, 2015. The increase represents the effect of the capitalization of Investor’s Notes, and the Balykshi Loan and MOBY Loan interest during the six months ended March 31, 2016.

Foreign Currency Transaction Income (Loss)

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to make the Kazakh tenge free floating. As a result, the Kazakh tenge had suffered approximately a74% devaluation against the US dollar as of March 31, 2016.  As result of this devaluation and the remeasurement of the debt obligations of our subsidiaries, our foreign currency transaction loss increased by $10,974 during six months ended March 31, 2016, compared to six months ended March 31, 2015. The Kazakh tenge was stable during six months ended March 31, 2015.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the six months ended March 31, 2016, we realized a net other non-operating loss of $308 compared to net other non-operating income of $48 during the six months ended March 31, 2015.

Net Other Expenses

As a result of the significant increase in foreign currency transaction loss, net other expenses increased 221% to $17,365, during the six months ended March 31, 2016.

Benefit from Income Tax

During the six months ended March 31, 2016, we realized a benefit from income tax in the amount of $461, which is in line with the benefit from income tax of $487 realized during the six months ended March 31, 2015.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the six months ended March 31, 2016, we realized a net loss attributable to Caspian Services, Inc. of $15,727.  By comparison, during the six months ended March 31, 2015, we realized a net loss attributable to Caspian Services, Inc. of $8,343.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the six months ended March 31, 2016, we realized a foreign currency translation adjustment of $5,100 and comprehensive loss attributable to noncontrolling interest of $122, compared to a foreign currency translation adjustment of $84 and comprehensive loss attributable to noncontrolling interests of $649 during six months ended March 31, 2015.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $10,749 during the six months ended March 31, 2016, compared to $8,908 during the six months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had cash on hand of $1,096 compared to cash on hand of $1,372 at September 30, 2015.  At March 31, 2016, total current liabilities exceeded total current assets by $105,891.  This was mainly attributable to the Balykshi and MOBY Loans, the put option and the Investor’s Notes being classified as current liabilities.

As of March 31, 2016, the outstanding loan balance and accrued interest of the Balykshi Loan was $29,329.  The Balykshi Loan matured in May 2015.  As of the date of this report none of the required installment payments have been made and the loan is now due and payable in full.  The default interest rate of the Balykshi Loan of 9% per annum is applied to the payments due but not paid.  The Balykshi Loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE and is additionally secured by a CSI corporate guarantee.

The balance of our put option liability to EBRD, had EBRD accelerated its put option and required us to repurchase its 22% equity interest in Balykshi, was $24,641 as of March 31, 2016.

As of March 31, 2016, the outstanding balance of the MOBY Loan was $6,495 including the accrued and unpaid interest.  We are currently accruing interest under the MOBY Loan at the default interest rate which is equal to the interbank rate plus 5.6% per annum.  As of March 31, 2016, MOBY had made none of the required semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

As of March 31, 2016, the outstanding balance of the Non-Negotiable Note was $10,927 and the outstanding balance of the Consolidated Note was $39,053.  We have agreed to secure these Notes with non-marine base assets that have not been pledged to EBRD.

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

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect a reversal in the trend of lower revenues from operations to improve until world oil prices rebound materially, the credit markets in Kazakhstan improve and the second phase of the Kashagan development ramps up, which at this time is projected to occur no earlier than 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  To date, however, these efforts have not been successful in replacing the lost demand in Kazakhstan.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, we do not believe we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the ongoing weakness of world oil prices will continue to have a significantly negative impact on our revenues until such time as oil prices rebound materially.

With ongoing depressed oil prices and the contracted market for the services we offer, we have been searching for new opportunities to generate income.

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

The following table provides an overview of our cash flow during the six months ended March 31, 2016 and 2015.

	For the six months ended March 31,
	2016	2015
Net cash provided by operating activities	$ 2,490	$ 371
Net cash used in investing activities	(1,312)	(55)
Net cash used in financing activities	(100)	(300)
Effect of exchange rate changes on cash	(1,354)	(493)
Net Change in Cash	$ (276)	$ (477)

Net cash flow from operations for the six months ended March 31, 2016, was positive, mostly due to a decrease in trade accounts receivable of $1,056 and decrease in other receivables of $615.

Net cash used in investing activities for the six months ended March 31, 2016, mostly represented the cost of vessel dry-dock incurred during the period.

During the six months ended March 31, 2016, net cash was used in financing activities to make a partial payment of the balance due to Investor under the Consolidated Note.

(Stated in thousands)
	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 49,980	$ 49,980	$ -	$ -	$ -
Loans from EBRD	35,824	35,824	-	-	-
Accelerated put option liability	24,641	24,641	-	-	-
Operating leases - vessels	6,179	690	1,796	1,799	1,894
Operating leases - other	253	142	108	3	-
Total	$116,877	$111,277	$ 1,904	$ 1,802	$ 1,894

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements*

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN SERVICES, INC.

Date: May 23, 2016	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: May 23, 2016	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer