Form 10-Q
period 2016-06-30
CASPIAN SERVICES INC
filed 2016-08-15
CIK 1093430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

As of August 10, 2016, the registrant had 52,657,574 shares of common stock, par value $0.001, issued and outstanding.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	June 30,	September 30,
	2016	2015
	(Unaudited)
Current Assets
Cash	$ 1,229	$ 1,372
Trade accounts receivable, net of allowance of $1,394 and $3,510, respectively	5,220	5,480
Trade accounts receivable from related parties, net of allowance of $221 and $296, respectively	330	211
Short-term notes from related parties	2,195	2,195
Other receivables, net of allowance of $131 and $490, respectively	126	339
Inventories	721	906
Property held for sale, net of allowance of $576 and $722, respectively	24	30
Prepaid taxes	119	6
Advances paid, net of allowance of $16 and $19, respectively	126	193
Deferred tax assets	339	552
Prepaid expenses and other current assets	141	170
Total Current Assets	10,570	11,454
Vessels, equipment and property, net	19,805	26,716
Drydocking costs, net	1,095	124
Long-term deferred tax assets	2,321	2,478
Goodwill	101	127
Intangible assets, net	26	38
Long-term prepaid taxes	748	1,630
Long-term other receivables, net of current portion	235	525
Total Assets	$ 34,901	$ 43,092

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$ 1,983	$ 2,240
Accounts payable to related parties	93	59
Accrued expenses	1,691	1,309
Taxes payable	441	303
Deferred revenue	-	336
Accelerated put option liability	25,135	23,644
Long-term debt - current portion	87,691	81,972
Total Current Liabilities	117,034	109,863
Deficit
Common stock, $0.001 par value per share; 500,000,000 shares authorized;
52,657,574 shares issued and outstanding	53	53
Additional paid-in capital	64,832	64,832
Accumulated deficit	(110,651)	(94,501)
Accumulated other comprehensive loss	(16,560)	(20,815)
Deficit attributable to Caspian Services, Inc. Shareholders	(62,326)	(50,431)
Deficit attributable to noncontrolling interests	(19,807)	(16,340)
Total Deficit	(82,133)	(66,771)
Total Liabilities and Deficit	$ 34,901	$ 43,092

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues
Vessel revenues	$ 4,750	$ 2,244	$ 10,367	$ 8,134
Geophysical service revenues (which includes $0 from related parties for the three and nine months ended June 30, 2016 and $746 and $1,632 from related parties for the three and nine months ended June 30, 2015)	12	746	12	2,842
Marine base service revenues (which includes $28 and $119 from related parties for the three and nine months ended June 30, 2016, and $211 and $269 from related parties for the three and nine months ended June 30, 2015, respectively)	249	278	744	1,054
Total Revenues	5,011	3,268	11,123	12,030

Operating Expenses
Vessel operating costs	1,633	1,498	4,768	5,322
Cost of geophysical service revenues (which includes $0 to related parties for the three and nine months ended June 30, 2016, and $37 to related parties for the three and nine months ended June 30, 2015)	184	783	600	2,616
Cost of marine base service	174	123	454	484
Depreciation and amortization	763	1,184	2,251	3,640
General and administrative expense	1,166	1,386	4,203	5,732
Total Costs and Operating Expenses	3,920	4,974	12,276	17,794
Income (Loss) from Operations	1,091	(1,706)	(1,153)	(5,764)

Other Income (Expense)
Interest expense	(2,471)	(2,340)	(7,573)	(6,813)
Foreign currency transaction income (loss)	768	(147)	(11,187)	(1,128)
Other non-operating income, net	487	79	179	127
Net Other Expense	(1,216)	(2,408)	(18,581)	(7,814)

Loss from Continuing Operations Before Income Tax	(125)	(4,114)	(19,734)	(13,578)
Benefit from (provision for) income tax	(138)	638	323	1,125
Net Loss from Continuing Operations	(263)	(3,476)	(19,411)	(12,453)
Loss from discontinued operations	-	(7)	-	(22)
Net Loss	(263)	(3,483)	(19,411)	(12,475)
Net loss (income) attributable to noncontrolling interests	(160)	(3)	3,261	646
Net Loss Attributable to Caspian Services, Inc	$ (423)	$ (3,486)	$ (16,150)	$ (11,829)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(845)	10	4,255	94
Comprehensive Loss	(1,268)	(3,476)	(11,895)	(11,735)
Comprehensive income (loss) attributable to non-controlling interest	(84)	3	(206)	(646)
Comprehensive Loss Attributable to Caspian Services, Inc	$ (1,352)	$ (3,473)	$ (12,101)	$ (12,381)

Basic and diluted loss per share from continuing operations	(0.01)	(0.07)	(0.31)	(0.22)
Basic and diluted loss per share from discontinued operations	-	-	-	-
Basic and Diluted Loss per Share	$ (0.01)	$ (0.07)	$ (0.31)	$ (0.22)
Weighted Average Shares Outstanding	52,657,574	52,657,574	52,657,574	52,657,574

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands, except share and per share data)
	For the Nine Months
	Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$ (19,411)	$ (12,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,251	3,640
Accrued interest on accelerated put option	1,491	1,491
Foreign currency transaction loss	11,187	1,128
Changes in current assets and liabilities:
Trade accounts receivable	(904)	3,647
Trade accounts receivable from related parties	36	(1,123)
Other receivables	219	175
Inventories	2	(35)
Prepaid taxes	(119)	1,098
Advances paid	49	257
Deferred tax assets	122	(1,629)
Prepaid expenses and other current assets	13	80
Long-term prepaid taxes	641	116
Long-term other receivables, net of current portion	71	(153)
Accounts payable	(39)	(53)
Accrued expenses	6,670	6,322
Taxes payable	204	(177)
Deferred revenue	(275)	57
Long-term deferred income tax liability	(36)	(79)
Net cash provided by operating activities	$ 2,172	$ 2,287
Cash flows from investing activities:
Short-term notes from related parties	(455)	(2,882)
Payments to purchase vessels, equipment and property	(1,695)	(119)
Net cash used in investing activities	$ (2,150)	$ (3,001)

Cash flows from financing activities:
Payments on long-term debt	(300)	(450)
Net cash used in financing activities	$ (300)	$ (450)
Effect of exchange rate changes on cash	135	(597)
Net change in cash	(143)	(1,761)
Cash at beginning of period	1,372	1,957
Cash at end of period	$ 1,229	$ 196

Supplemental disclosure of cash flow information:
Cash paid for interest	300	450
Non-cash capital expenditures	$ -	$ 1,728

See accompanying notes to the condensed consolidated financial statements.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Caspian Services, Inc. (the “Company” or “CSI”) most recent annual financial statements included in its annual report on Form 10-K filed with the SEC on January 13, 2016. Operating results for the nine-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

The Balykshi Loan matured in May 2015.  As of the date of this report, none of the required repayment installments have been made and the principal and accrued interest is due and payable in full.  The Company has included the Balykshi Loan and all accrued interest as a current liability at June 30, 2016 and September 30, 2015.  The failure to pay the principal or interest on the Balykshi Loan may constitute an event of default under the Put Option Agreement which could trigger the acceleration clause contained in the Put Option Agreement.  The acceleration clause would allow EBRD to put its $10,000 investment in Balykshi back to the Company.  If EBRD were to accelerate its put right, the Company would be obligated to repay the initial investment plus a 20% annual rate of return. The balance of the accelerated put option liability was $25,135 and $23,644 as of June 30, 2016 and September 30, 2015, respectively. This balance includes the 20% rate of return on the $10,000 investment and is classified as a current liability.  As of the date of this report, to the Company’s knowledge, EBRD has not sought to exercise the put option acceleration clause.

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

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive repayment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. The Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The maturity date of the Non-Negotiable Note was June 30, 2016. Subsequent to the end of the third fiscal quarter 2016 the maturity date was changed to June 30, 2017. If the issuance of common stock has not been demanded by Investor or made at the election of the Company by the June 30, 2017, maturity date, the Company is required to repay the principal and interest in cash.

Pursuant to the terms of the Consolidated Note, interest accrues at 12% per annum and shall be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, which shall be payable in cash upon demand.  The maturity date of the Consolidated Note was changed to June 30, 2017 subsequent to the end of the third fiscal quarter 2016.

Investor has the right at any time following a five-day written notice to convert all or any portion of the principal and any accrued but unpaid interest under the Consolidated Note into common stock at $0.10 per share.  Any conversion that would result in a change in control of the Company without the prior consent of EBRD could result in a breach of the EBRD financing agreements.

As of the date of this report, none of the semi-annual repayments required under the Consolidated Note have been made when due. The Company has, however, made partial payments to Investor totaling $3,420 in reduction of Consolidated Note balance due as of the date of this report.

The failure to make the semi-annual repayments when due, may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued but unpaid interest as current liabilities at June 30, 2016 and September 30, 2015. As of the date of this report, to the Company’s knowledge, Investor has not demanded immediate repayment of the Consolidated Note.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
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

The outstanding balance of the MOBY Loan was $6,589 and $6,314 as of June 30, 2016 and September 30, 2015, respectively, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing from August 2011. As of June 30, 2016 and September 30, 2015, MOBY had made no semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the MOBY Loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

To the Company’s knowledge, to date EBRD has taken no action to establish a default or to increase or accelerate the debt obligations of MOBY or the Guarantee obligation of the Company.  Should EBRD determine to take action, MOBY would not have sufficient funds to repay the MOBY Loan, nor would the Company have sufficient funds to repay the MOBY Loan or its portion of the Guarantee.

Should EBRD or Investor determine to collect or accelerate the Company’s financial obligations to them, the Company currently has insufficient funds to repay its obligations to EBRD or Investor, individually or collectively, and would be forced to seek other sources of funds to satisfy these obligations.  Given the Company’s current and anticipated operating results, current world oil prices, the difficult credit and equity markets and the Company’s current financial condition, the Company believes it would be extremely difficult to obtain new funding to satisfy these obligations. If the Company were unable to meet these obligations, EBRD or Investor could seek any legal remedy available to them to obtain repayment, including forcing the Company into bankruptcy, or in the case of the Balykshi Loan, which is collateralized by the assets, including the marine base, and bank accounts of Balykshi, CRE and MOBY, foreclosure by EBRD on such assets and bank accounts, in addition to pursuing other Company assets.  As of June 30, 2016, the book value of collateralized assets was approximately $16,202. The Company has also agreed to collateralize Investor’s Notes with non-marine base related assets.  The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to (i) successfully restructure its financial obligations to EBRD and Investor on terms that will allow the Company to service the restructured obligations, (ii) generate sufficient revenue from operations to satisfy its financial obligations, and/or (iii) identify a financing source that will provide the Company the ability to satisfy its financial obligations, and (iv) a return to higher world oil prices. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company intends to continue its efforts to restructure its financial obligations to EBRD and Investor.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
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

Discontinued Operations – During fiscal 2015, the Company discontinued operations in its Kazakhstan subsidiary, CSI LLP (“CSI KZ”). Upon determining to discontinue CSI KZ, all prior periods presented have been restated to separately account for the discontinued operations.  The entire loss from discontinued operations is attributable to the Company.

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

At June 30, 2016, the Company had 492,336,667 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

At June 30, 2015,  the Company had 800,000 options outstanding and 447,383,333 potential shares related to convertible debt that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

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

Accelerated Put Option Liability - In connection with EBRD’s $10,000 equity investment to purchase a 22% equity interest in Balykshi, the Company entered into a Put Option Agreement granting EBRD the right to require the Company to repurchase the 22% equity interest. The put option is exercisable between June 2013 and June 2017.  The put price is determined based on the fair market value of Balykshi as mutually agreed by the parties.  If the parties are unable to agree upon a fair market valuation, the parties agree to hire a third party expert to determine the put price on the basis of the fair market value of Balykshi, as set forth in the Put Option Agreement.  In the event there is a change in control of the Company, EBRD has the right to require the repurchase of the equity interest at its fair market value.  The Put Option Agreement also contains an acceleration

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

feature.  Should Balykshi: (i) default on $1,000 or more of debt; (ii) fail to meet the obligations of any of the agreements between Balykshi, the Company and EBRD; (iii) be found to have made false representations to EBRD; or (iv) be declared insolvent, EBRD has the right to accelerate the put option.  If the put option is accelerated, EBRD can require the Company to repurchase the $10,000 equity investment plus a 20% per annum rate of return, taking into account any dividend or other distribution received by EBRD, at any time following one of the events mentioned above.  Due to the fact that certain events of default under the EBRD Loan Agreement have occurred and that such could trigger EBRD’s accelerated put right, we have reflected an accelerated put option liability of $25,135, although, as of the date of this quarterly report on Form 10-Q, to the Company’s knowledge, EBRD has not sought to accelerate the put option.

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

Geophysical service revenue is recognized when services are rendered, accepted by the customer and collectability is reasonably assured.  Direct costs are charged to each contract as incurred along with allocated indirect costs for the specific period of service.  Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.  Due to the nature of some of the geophysical services provided, certain customers have prepaid their contract services.  These prepayments have been deferred and are recognized as revenue as the services are provided.  At June 30, 2016 and September 30, 2015, the Company had $0 and $336, respectively, of deferred revenue related to these prepaid services.

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
June 30, 2016 (UNAUDITED)
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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe.  Penalties include confiscation of the amounts in question for currency law violations, as well as fines of generally 100% of the unpaid taxes.  Interest is assessable at rates of generally 0.06% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.  At June 30, 2016 and 2015, no interest or penalties have been accrued as a result of any tax positions taken.  In the event interest or penalties are assessed, the Company will include these amounts related to unrecognized tax benefits in income tax expense.

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
June 30, 2016 (UNAUDITED)
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

In August 2015, the National Bank of the Republic of Kazakhstan elected to change its currency policy to make the KZT free floating, which caused the KZT to fall sharply against the USD.  As a result of this devaluation, during the nine months ended June 30, 2016, the Company recorded a foreign exchange transaction loss of $11,187 mostly as a result of the remeasurement of the Balykshi Loan and MOBY Loan which are denominated in U.S. Dollars.  No such event occurred during the nine months ended June 30, 2015.

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

Concentration of Revenue – During the nine months ended June 30, 2016, vessel revenue from three customers represented approximately 79% of total vessel revenue as follows, Customer A – 34%; Customer B – 26%; and Customer C – 19%.

During the nine months ended June 30, 2016, marine base revenue from four customers represented 60% of total marine base revenue as follows, Customer A – 21%; Customer B – 16%; Customer C – 13%; and Customer D – 10%.

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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
June 30, 2016 (UNAUDITED)
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
June 30, 2016 (UNAUDITED)
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

Subsequent Events – The Company’s management has evaluated subsequent events through the date the financial statements were issued. Please, refer to Note 8 for details.

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

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

NOTE 3 — NOTES PAYABLE

Notes payable consist of the following:

	June 30,	September 30,
	2016	2015

Secured non-negotiable promissory note payable to Investor; interest at 0.26%	$ 10,934	$ 10,913
due June 30, 2017

Secured convertible consolidated promissory note payable to Investor; interest at 12%	40,122	36,777
(default interest at 13%) due June 30, 2017

Balykshi- EBRD loan and accrued interest at 7% plus the interbank rate due May 2015
(default interest at 9% plus the interbank rate ); secured by property and bank accounts	30,046	27,968

MOBY- EBRD loan and accrued interest at 3.6% plus the interbank rate due June 2018 (default interest at 5.6% plus the interbank rate )	6,589	6,314

Total Long-term Debt	87,691	81,972
Less: Current Portion	(87,691)	(81,972)
Long-term Debt - Net of Current Portion	$ -	$ -

Notes Payable to Investor

Non-Negotiable Promissory Note

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of common stock of the Company. The price per share for principal and interest is $0.12. Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  The Company has the right to pay the principal and interest under the Non-Negotiable Note by the issuance of Company common stock on the earlier of: (i) the date on which the Company and Investor complete renegotiation of the terms of the financing between the Company and EBRD; or (ii) the date when the Company and Investor terminate restructuring negotiations with EBRD.  Based on the third amendment signed in July 2016, the Non-Negotiable Note matures on June 30, 2017 (the Maturity Date).  If the issuance of common stock had not been demanded by Investor or made at the election of the Company by the Maturity Date the Company is required to repay the principal and interest in cash.

The Company is required to pay interest on the principal amount of the Non-Negotiable Note in common stock at the time of payment of the principal. Interest accrues at a rate per annum equal to 0.26%, until the Maturity Date.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

Convertible Consolidated Promissory Note

Interest accrues on the Consolidated Note at 12% per annum and is required to be paid semi-annually in arrears on each six-month anniversary of the Issuance Date (September 30, 2011).  The Consolidated Note provides for a default rate of interest of 13% per annum upon the occurrence and during the continuation of an event of default, as defined in the Consolidated Note, which shall be payable in cash upon demand. The unpaid principal amount of the Consolidated Note, and any accrued but unpaid interest thereon, is due and payable on June 30, 2017, based on the third amendment signed in July 2016.

As of the date of this report, none of the semi-annual payments have been made on the date they were due.  The failure to make the semi-annual payments may be deemed an event of default under the Consolidated Note.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  As a result, the Company has included the Consolidated Note and all accrued interest as current liabilities at June 30, 2016 and September 30, 2015.

During fiscal 2013, the Company paid $1,600 to Investor, which was credited as a reduction of balance due under the Consolidated Note. During fiscal 2014, Investor was paid $700. During fiscal 2015 Investor was paid $450.  During the nine months ended June 30, 2016, Investor was paid $300 and subsequent to the third fiscal quarter 2016 $370 more was paid.

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
June 30, 2016 (UNAUDITED)
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

MOBY Loan

As of June 30, 2016, the outstanding balance of the MOBY Loan was $6,589, including accrued and unpaid interest. The interest rate under the MOBY Loan is generally the interbank rate plus a margin of 3.6%.  The MOBY Loan provides that during any period when the loan is in default, the rate of interest shall be the interbank rate plus a margin of 3.6% plus 2% per annum.  The MOBY Loan provides for 14 equal semi-annual installment payments of principal and interest on June 15 and December 15, commencing after August 2011.

As of June 30, 2016 and September 30, 2015, MOBY had made no installment payments and was in violation of certain financial covenants under the MOBY Loan.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may, at its option, by notice to MOBY, declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

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
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Revenues and expenses from transactions with related parties for the nine months ended June 30, 2016 and 2015, consisted of the following:

		For the period ended June 30,
Related Party's Name	Description	2016	2015

Sequa Petroleum	Seismic services revenue	$ -	$ 1,632
Sayat Media	Revenue from agent for marine base services	119	259
Other revenue/ (expenses)	Other services	59	10
TOTAL		$ 178	$ 1,901

Accounts receivable from related parties as of June 30, 2016 and September 30, 2015, consisted of the following:
Related Party's Name	Description	June 30, 2016	September 30, 2015

Sayat Media	Receivable from agent for marine base services	$ 153	$ 104
Demeu Energy	Advance given for vehicles delivery	148	185
Bolz LLP	Long term advances given	104	-
Caspian Geo Consulting	Advance given for equipment delivery	74	185
KazEnergy Solutions	Advance given for equipment delivery	72	-
Sequa Petroleum	Seismic services	-	33
	Allowance for doubtful accounts	(221)	(296)
TOTAL		$ 330	$ 211

Accounts payable to related parties as of June 30, 2016 and September 30, 2015, consisted of the following:

Related Party's Name	Description	June 30, 2016	September 30, 2015

Sayat Media	Other services	$ 83	$ 10
Others	Others	10	49
TOTAL		$ 93	$ 59

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Short-term notes from related parties as of June 30, 2016 and September 30, 2015, consisted of the following:

Related Party's Name	Description	June 30, 2016	September 30, 2015

Caspian Geo Consulting	Notes Receivable	$ 2,195	$ 2,195
TOTAL		$ 2,195	$ 2,195

Caspian Geo-Consulting Services LLP (“Caspian Geo”) – During the period from November 2014 to September 2015, CSG LLP and Tatarka provided financial assistance to Caspian Geo. The aggregate outstanding amount of the financial assistance loans provided to Caspian Geo as of June 30, 2016 and September 30, 2015, was $2,195 and $2,195. Initially, the loans were scheduled to mature one year from issuance.  It is normal practice in Kazakhstan not to charge a rate of interest on financial assistance loans, therefore the loans bear no interest except in the event of a default by Caspian Geo, in which case an 18% per annum default penalty may be applied.

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
June 30, 2016 (UNAUDITED)
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

Recurring basis:

At June 30, 2016 and September 30, 2015, the Company had two liabilities measured at fair value on a recurring basis.

The put option liability is a Level 3 measurement, which is fair valued at the put option price plus accrued interest at a rate of 20% annually. The $1,491 change during the nine months ended June 30, 2016, was for the 20% rate of return and it was charged to interest expense.

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

There were no changes in the valuation techniques during the nine months ended June 30, 2016.

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

Fair Value Measurements at Reporting Date Using
Description	June 30, 2016	Level 1	Level 2	Level 3
Property held for sale	$ 24	$ -	$ -	$ 24
Put option liability	25,135	-	-	25,135
Total	$ 25,159	$ -	$ -	$ 25,159

Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Level 1	Level 2	Level 3
Property held for sale	$ 30	$ -	$ -	$ 30
Put option liability	23,644	-	-	23,644
Total	$ 23,674	$ -	$ -	$ 23,674

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

Further information regarding the operations and assets of these reportable business segments follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Capital Expenditures
Vessel Operations	$ 29	$ 64	$ 1,494	$ 242
Geophysical Services	199	(7)	199	1,728
Marine Base Services	2	-	2	2
Total segments	230	57	1,695	1,972
Corporate assets	-	-	-	-
Less intersegment investments	-	1	-	(125)
Total consolidated	$ 230	$ 58	$ 1,695	$ 1,847

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues
Vessel Operations	$ 5,033	$ 2,620	$ 11,137	$ 9,128
Geophysical Services	12	746	12	2,842
Marine Base Services	2,242	2,205	5,605	5,792
Total segments	7,287	5,571	16,754	17,762
Corporate revenue	-	-	-	-
Less intersegment revenues	(2,276)	(2,303)	(5,631)	(5,732)
Total consolidated	$ 5,011	$ 3,268	$ 11,123	$ 12,030

Depreciation and Amortization
Vessel Operations	$ (368)	$ (408)	$ (1,003)	$ (1,300)
Geophysical Services	(174)	(405)	(578)	(1,199)
Marine Base Services	(220)	(371)	(668)	(1,140)
Total segments	(762)	(1,184)	(2,249)	(3,639)
Corporate depreciation and amortization	(1)	-	(2)	(1)
Total consolidated	$ (763)	$ (1,184)	$ (2,251)	$ (3,640)

Interest expense
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(1,778)	(1,723)	(5,582)	(5,041)
Total segments	(1,778)	(1,723)	(5,582)	(5,041)
Corporate interest expense	(693)	(617)	(1,991)	(1,772)
Total consolidated	$ (2,471)	$ (2,340)	$ (7,573)	$ (6,813)

Income/(Loss) Before Income Tax
Vessel Operations	$ 1,950	$ (336)	$ 3,374	$ (826)
Geophysical Services	(221)	(776)	(1,742)	(2,542)
Marine Base Services	(1,330)	(2,340)	(18,875)	(7,913)
Total segments	399	(3,452)	(17,243)	(11,281)
Corporate loss	(524)	(662)	(2,491)	(2,297)
Total consolidated	$ (125)	$ (4,114)	$ (19,734)	$ (13,578)

CASPIAN SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Benefit from (Provision for) Income Tax
Vessel Operations	$ (192)	$ 483	$ 166	$ 639
Geophysical Services	54	155	157	490
Marine Base Services	-	-	-	-
Total segments	(138)	638	323	1,129
Corporate provision for income tax	-	-	-	(4)
Total consolidated	$ (138)	$ 638	$ 323	$ 1,125

Loss from discontinued operations
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	-	-	-	-
Total segments	-	-	-	-
Corporate	-	(7)	-	(22)
Total consolidated	$ -	$ (7)	$ -	$ (22)

Loss/ (Income) attributable to Noncontrolling Interests
Vessel Operations	$ -	$ -	$ -	$ -
Geophysical Services	-	-	-	-
Marine Base Services	(160)	(3)	3,261	646
Total segments	(160)	(3)	3,261	646
Corporate noncontrolling interest	-	-	-	-
Total consolidated	$ (160)	$ (3)	$ 3,261	$ 646

Net (Loss)/ Income attributable to Caspian Services Inc.
Vessel Operations	$ 1,758	$ 147	$ 3,540	$ (187)
Geophysical Services	(167)	(621)	(1,585)	(2,052)
Marine Base Services	(1,490)	(2,343)	(15,614)	(7,267)
Total segments	101	(2,817)	(13,659)	(9,506)
Corporate loss	(524)	(669)	(2,491)	(2,323)
Total consolidated	$ (423)	$ (3,486)	$ (16,150)	$ (11,829)

			June 30,	September 30,
Segment Assets			2016	2015
Vessel Operations			$ 17,295	$ 16,430
Geophysical Services			7,377	10,611
Marine Base Services			49,301	55,726
Total segments			73,973	82,767
Corporate assets			1,245	673
Less intersegment investments			(40,317)	(40,348)
Total consolidated			$ 34,901	$ 43,092

NOTE 8 — SUBSEQUENT EVENTS

In July 2016, the Company paid $370 to Investor, which was credited to reduce the Non-Negotiable Note balance due.

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

During the nine months ended June 30, 2016, we operated three business segments: Vessel Operations, Geophysical Services and Marine Base Services.

	For the Three Months			For the Nine Months
	Ended June 30,			Ended June 30,
	2016	2015	% change	2016	2015	% change

VESSEL OPERATIONS
Operating Revenue	$ 5,033	$ 2,620	92%	$ 11,137	$ 9,128	22%
Pretax Operating Income (Loss)	1,950	(336)	-680%	3,374	(826)	-508%

GEOPHYSICAL SERVICES
Operating Revenue	$ 12	$ 746	-98%	$ 12	$ 2,842	-100%
Pretax Operating Loss	(221)	(776)	-72%	(1,742)	(2,542)	-31%

MARINE BASE SERVICES
Operating Revenue	$ 2,242	$ 2,205	2%	$ 5,605	$ 5,792	-3%
Pretax Operating Loss	(1,330)	(2,340)	-43%	(18,875)	(7,913)	139%

CORPORATE ADMINISTRATION
Operating Revenue	$ -	$ -	n/a	$ -	$ -	n/a
Pretax Operating Loss	(524)	(662)	-21%	(2,491)	(2,297)	8%

This table includes intercompany revenues, which are eliminated on a consolidation level. For details, please, refer to Note 7 to our condensed consolidated financial statements.

Summary of Operations

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

            Total revenue during the three months ended June 30, 2016, was $5,011 compared to $3,268 during the three months ended June 30, 2015, an increase of 53%, while total costs and operating expenses decreased 21% during the three months June 30, 2016, compared to the same period 2015.

Vessel revenues were up 112% due to more utilization of our vessels in the third fiscal quarter 2016.  During the same period, vessel operating costs increased 9%.  We expect demand for our vessels to be flat or lower during the remainder of fiscal 2016 compared to fiscal 2015.

Revenue from geophysical services decreased 98% from $746 during the third fiscal quarter 2015, to $12 during the third fiscal quarter 2016.  We completed one successful project during the third fiscal quarter 2015.  By comparison, during the third fiscal quarter 2016, we engaged in a small one-time project.  We were able to reduce our cost of geophysical services during the three months ended June 30, 2016 by 77%.  As a result of the significant decrease in world oil prices and the difficult local credit market, we expect less demand for our geophysical services until oil prices rebound and the local credit market improves.

Marine base service revenues were 10% lower and cost of marine base services revenue was 41% higher during the third fiscal quarter 2016, mostly due to fewer vessel standby contracts which resulted in the generation of less revenue.  We expect demand for our marine base to be lower throughout the remainder of fiscal 2016 as compared to fiscal 2015.

During the three months ended June 30, 2016, we also realized a 36% decrease in depreciation and amortization and a 16% decrease in general and administrative expenses.

During the third fiscal quarter 2016, we realized a net loss attributable to Caspian Services of $423 compared to $3,486 during the same period 2015.  Our comprehensive loss attributable to Caspian Services, Inc. decreased from $3,473 during the third fiscal quarter 2015, to $1,352 during the third fiscal quarter 2016.

Vessel Operations

Third fiscal quarter 2016 revenue from vessel operations of $4,750 was 112% higher than the third fiscal quarter 2015, as more vessels were utilized during the 2016 period.  We believe this increase in utilization was principally due to efforts by the operators of the Kashagan field to complete works to allow it to recommence production at the Kashagan field by the end of 2016 or early 2017.  We believe this increase in utilization is short-term in nature and does not reflect a trend toward higher vessel utilization in future periods.  As a result, we anticipate vessel revenues will be flat or lower throughout the remainder of fiscal 2016.  We do not expect significant growth in demand for our vessels in the Kazakhstan sector of the Caspian Sea until commencement of the second phase of the Kashagan oil field project, if then.  We continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the three months ended June 30, 2016, vessel operating costs of $1,633 were 9% higher than during the three months ended June 30, 2015, primarily as a result of the increase in vessel utilization.  As a result of the improved profit margins, we had net income from vessel operations in the third fiscal quarter 2016 of $1,758 compared to net income of $147 in the third fiscal quarter of 2015.  As noted above, we view this as a short-term event due to increased efforts to recommence commercial production at the Kashagan field and do not believe it signals a trend toward higher vessel utilization in upcoming periods.

Geophysical Services

Revenue from geophysical services decreased 98% from $746 during the third fiscal quarter 2015, to $12 during the third fiscal quarter 2016.  This is a result of completing one successful project during the third fiscal quarter 2015, compared to a small one-time job during the third fiscal quarter 2016. As a result of the decreased activity, cost of geophysical service revenues decreased by 77% to $184. Even though we performed no significant projects during the third fiscal quarter 2016, we continue to incur certain fixed costs to maintain our geophysical service assets.

As a result of low activity, we realized a net loss attributable to Caspian Services, Inc. from geophysical operations of $167 during the third fiscal quarter 2016, compared to a loss of $621 during the third fiscal quarter 2015.

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

Marine Base Services

Our marine base services revenues decreased 10% to $249 during the third fiscal quarter 2016, mostly due to having fewer vessel standby contracts.  The revenue generated was insufficient to cover our fixed costs, including depreciation. Additionally, interest expense of $1,778 was accrued to reflect our liability under the Balykshi Loan, the potential accelerated put option and the portion of interest on the Investor’s Notes that relates to the marine base.

During the third fiscal quarter 2016, we realized a marine base services loss of $1,490 compared to a loss of $2,343 during the third fiscal quarter 2015.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect an increase in demand for the marine base until the second phase of Kashagan field development and construction activity increases, if then, which is currently anticipated to start no earlier than 2019.  Until activity in the Caspian Sea region increases, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the third fiscal quarter 2016, net loss from corporate administration was $524, which is in line with net loss of $662 realized during the third fiscal quarter 2015.

Depreciation and Amortization

Depreciation and amortization expense of $763 during the third fiscal quarter 2016, was 36% lower compared to the third fiscal quarter 2015, mainly due to the effect of devaluation of Kazakh tenge, as our major assets are denominated in Kazakh tenge.

General and Administrative Expense

General and administrative expenses of $1,166 during the quarter ended June 30, 2016, was 16% less than general and administrative expenses incurred during the quarter ended June 30, 2015, mostly due to salary cuts to administrative personnel, as well as the effect of Kazakh tenge devaluation, as most of general and administrative expenses are denominated in Kazakh tenge.

Interest Expense

Interest expense of $2,471 was $131 higher during the three months ended June 30, 2016, than during the three months ended June 30, 2015. The increase represents the effect of the capitalization of Investor’s Notes, and the Balykshi Loan and MOBY Loan interest during the third fiscal quarter 2016.

Foreign Currency Transaction Income (Loss)

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to switch the Kazakh tenge to a free-floating exchange rate, which resulted in the value of the Kazakh tenge falling approximately 80% against the US dollar as of June 30, 2016.  During the third quarter 2016, however, the Kazakh tenge was more stable. Additionally, $607 of foreign currency translation gain was recognized to reflect the effect of revaluation of short-term notes from Caspian Geo.  As a consequence, we realized foreign currency transaction income of $768 during the third fiscal 2016, compared to a loss of $147 during the third fiscal quarter 2015.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Net Other Expenses

As a result of the change from a foreign currency transaction loss in the third fiscal quarter 2015 to foreign currency transaction income in the third fiscal quarter 2016, net other expenses decreased 50% to $1,216, during the third fiscal quarter 2016.

Benefit from Income Tax

During the three months ended June 30, 2016, we realized a provision for income tax in the amount of $138, compared with benefit from income tax of $638 realized during the three months ended June 30, 2015. This change is the result of less taxable loss recognized in CSG LLP entity during the third fiscal quarter 2016.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during our third fiscal quarter 2016, we realized a net loss attributable to Caspian Services, Inc. of $423.  By comparison, during our third fiscal quarter 2015, we realized a net loss attributable to Caspian Services, Inc. of $3,486.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the quarter ended June 30, 2016, we realized a foreign currency translation adjustment of ($845) and comprehensive loss attributable to noncontrolling interest of $84, compared to a foreign currency translation adjustment of $10 and comprehensive income attributable to noncontrolling interest of $3 during the quarter ended June 30, 2015. As a result, comprehensive loss attributable to Caspian Services, Inc. was $1,352 during the third fiscal quarter 2016, compared to $3,473 during the third fiscal quarter 2015.

Nine months ended June 30, 2016, compared to the nine months ended June 30, 2015

            Total revenue during the nine months ended June 30, 2016, was $11,123 compared to $12,030 during the nine months ended June 30, 2015, a decrease of 8%.

Vessel revenues were up 27% and vessel operating costs were lower by 10% due to more utilization of our vessels during the nine months ended June 30, 2016. As discussed in more detail herein, we expect demand for our vessels to be flat or lower during the remainder of fiscal 2016 compared to fiscal 2015.

Revenue from geophysical services decreased almost 100% from $2,842 during the period ended June 30, 2015, to $12 during the period ended June 30, 2016, and cost of geophysical service revenue decreased 77% to $600 during the nine months ended June 30, 2016.  While we completed two successful projects during the nine months ended June 30, 2015, we were engaged to undertake only one small one-time project during the nine months ended June 30, 2016.  As a result of the ongoing weakness in world oil prices and the depressed local credit market, we expect lower demand for our geophysical services until oil prices rebound, materially and the local credit market improves substantially.

Marine base service revenues were 29% lower during the nine months ended June 30, 2016, and cost of marine base service revenue was 6% lower during the same period, mostly due to fewer winter vessel standby contracts which resulted in the generation of less revenue.  We expect demand for our marine base to be lower throughout the remainder of fiscal 2016 as compared to fiscal 2015.

In August 2015, the National Bank of the Republic of Kazakhstan changed its monetary policy to switch the Kazakh tenge to a free-floating exchange rate, which resulted in the value of the Kazakh tenge falling approximately 80% against the US dollar as of June 30, 2016. No such devaluation happened during the nine months ended June 30, 2015. Due to this significant devaluation, and the remeasurement of our debt obligations, our foreign currency transaction loss increased by $10,059 during the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.

As a result of the foregoing, during the nine-month period ended June 30, 2016, net loss attributable to Caspian Services, Inc. was $16,150 compared to $11,829 during the nine-month period ended June 30, 2015, and comprehensive loss attributable to Caspian Services, Inc. decreased from $12,381 during the nine months ended June 30, 2015, to $12,101 during the nine months ended June 30, 2016.

Vessel Operations

During the nine months ended June 30, 2016, revenue from vessel operations of $10,367 was 27% more than revenue during the nine months ended June 30, 2015.  As noted above, we believe this increase in vessel revenue is the result of a short-term increase in activity to recommence commercial production at the Kashagan field.  We do not view this as a trend toward higher demand for our vessel fleet.  We expect vessel revenues will be flat or lower throughout the remainder of fiscal 2016 compared to the same period of fiscal 2015, and we do not expect significant growth in demand for our vessels in the Kazakh sector of the Caspian Sea, if at all, until commencement of the second phase of the Kashagan oil field project and until world oil prices rebound materially.  Therefore, we continue to seek opportunities to utilize our vessel fleet outside of Kazakhstan, in the Turkmen and Russian sectors of the Caspian Sea.

During the nine months ended June 30, 2016, vessel operating costs of $4,768 were 10% lower than during the nine months ended June 30, 2015, as we were able to improve our operational margins.

 As a result of improved vessel operating margins we realized net income attributable to Caspian Services, Inc. of $3,540 from vessel operations during the nine months ended June 30, 2016 compared to net loss of $187 during the nine months ended June 30, 2015.

Geophysical Services

Revenue from geophysical services decreased nearly 100% from $2,842 during the nine months ended June 30, 2015, to $12 during nine months ended June 30, 2016.  During the nine months ended June 30, 2015, we were able to complete two successful projects.  By comparison, during the same period of fiscal 2016, we have completed only one small one-time project.  As a result of the decreased activity, cost of geophysical service revenues decreased by 77% to $600.  Even though we performed no significant projects during the nine months ended June 30, 2016, we continue to incur certain fixed costs to maintain our geophysical service assets.

As a result of low activity, we realized a net loss attributable to Caspian Services, Inc. from geophysical operations of $1,585 during the nine months ended June 30, 2016, compared to a loss of $2,052 during the nine months ended June 30, 2015.

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

Marine Base Services

Our marine base services revenues decreased 29% to $744 during the nine months ended June 30, 2016.

The revenue generated from marine base services was insufficient to cover our fixed costs, including depreciation.  Additionally, interest expense of $5,582 was accrued to reflect our liability under the EBRD loan, the potential accelerated put option and the portion of interest on the loans from Investor, which relate to the marine base.

During the nine months ended June 30, 2016, we realized a marine base services loss attributable to Caspian Services, Inc. of $15,614 compared to a loss of $7,267 during the nine months ended June 30, 2015.  This increase in loss was mostly due to $12,169 of foreign currency transaction loss resulting from the revaluation of our obligations to EBRD denominated in US dollars following the 80% devaluation of the Kazakh tenge against the US dollar from August 2015, through the end of our third fiscal quarter 2016.

Although we have been able to enter into agreements with some customers to use our base’s services we do not expect significant demand for the marine base, if ever, until Kashagan field development and construction activity increases, which is currently anticipated to start some time in 2019.  Until world oil prices rebound and activity in the Caspian Sea region increases significantly, we do not expect the marine base to be able to service its current debt obligations or to operate profitably.

Corporate Administration

During the nine months ended June 30, 2016, net loss attributable to Caspian Services, Inc. from corporate administration was $2,491, which was $194 higher than the net loss for the nine months ended June 30, 2015. The increase represents the effect of the capitalization of interest on Investor’s Notes.

Depreciation and Amortization

Depreciation and amortization expense of $2,251 during the nine months ended June 30, 2016, was 38% lower compared to the nine months ended June 30, 2015, mainly due to the effect of devaluation of Kazakh tenge, as our major assets are denominated in Kazakh tenge.

General and Administrative Expenses

General and administrative expenses of $4,203 during the nine months ended June 30, 2016, was 27% less than  general and administrative expenses incurred during the nine months ended June 30, 2015, mostly due to salary cuts to administrative personnel, as well as the effect of Kazakh tenge devaluation, as most of general and administrative expenses are denominated in Kazakh tenge.

Interest Expense

Interest expense of $7,573 for the nine months ended June 30, 2016, was 11% higher than during the nine months ended June 30, 2015. The increase represents the effect of the capitalization of Investor’s Notes, and the Balykshi Loan and MOBY Loan interest during the nine months ended June 30, 2016.

Foreign Currency Transaction Income (Loss)

As result of this devaluation of the Kazakh tenge in August 2015, as discussed above, and the remeasurement of the debt obligations of our subsidiaries, our foreign currency transaction loss increased by $10,059 during nine months ended June 30, 2016, compared to nine months ended June 30, 2015. The Kazakh tenge was stable during the nine-month period ended June 30, 2016.

 It is our policy to try to match Euro costs with Euro income and we were able to reduce some of the loss as Euro costs for vessel rental were also lower. It is not our business to speculate on currency movements and we have not historically engaged in currency hedging.

Other Non-operating Income, Net

During the nine months ended June 30, 2016, we realized a net other non-operating income of $179, which is in line with net other non-operating income of $127 during the nine months ended June 30, 2015.

Net Other Expenses

As a result of the significant increase in foreign currency transaction loss, net other expenses increased 138% to $18,581, during the nine months ended June 30, 2016.

Benefit from Income Tax

During the nine months ended June 30, 2016, we realized a benefit from income tax in the amount of $323, compared to the benefit from income tax of $1,125 realized during the nine months ended June 30, 2015. The decrease in tax benefit was caused by less CSG LLP taxable loss recognized during the nine months ended June 30, 2016.  In Kazakhstan each entity is taxed independently.

Net Loss Attributable to Caspian Services, Inc.

As a result of the aforementioned factors, during the nine months ended June 30, 2016, we realized a net loss attributable to Caspian Services, Inc. of $16,150.  By comparison, during the nine months ended June 30, 2015, we realized a net loss attributable to Caspian Services, Inc. of $11,829.

Comprehensive Loss Attributable to Caspian Services, Inc.

During the nine months ended June 30, 2016, we realized a foreign currency translation adjustment of $4,255 and comprehensive loss attributable to noncontrolling interest of $206, compared to a foreign currency translation adjustment of $94 and comprehensive loss attributable to noncontrolling interests of $646 during nine months ended June 30, 2015.  As a result, comprehensive loss attributable to Caspian Services, Inc. was $12,101 during the nine months ended June 30, 2016, compared to $12,381 during the nine months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had cash on hand of $1,229 compared to cash on hand of $1,372 at September 30, 2015.  At June 30, 2016, total current liabilities exceeded total current assets by $106,464.  This was mainly attributable to the Balykshi and MOBY Loans, the put option and the Investor’s Notes being classified as current liabilities.

As of June 30, 2016, the outstanding loan balance and accrued interest of the Balykshi Loan was $30,046.  The Balykshi Loan matured in May 2015.  As of the date of this report none of the required installment payments have been made and the loan is now due and payable in full.  The default interest rate of the Balykshi Loan of 9% per annum is applied to the payments due but not paid.  The Balykshi Loan is collateralized by the property, including the marine base, and bank accounts of Balykshi and CRE and is additionally secured by a CSI corporate guarantee.

The balance of our put option liability to EBRD, had EBRD accelerated its put option and required us to repurchase its 22% equity interest in Balykshi, was $25,135 as of June 30, 2016.

As of June 30, 2016, the outstanding balance of the MOBY Loan was $6,589 including the accrued and unpaid interest.  We are currently accruing interest under the MOBY Loan at the default interest rate which is equal to the interbank rate plus 5.6% per annum.  As of June 30, 2016, MOBY had made none of the required semi-annual installment payments and was in violation of certain financial covenants under the MOBY Loan Agreement.  Pursuant to the MOBY Loan Agreement, if an event of default occurs and is continuing, EBRD may declare all or any portion of the principal and accrued interest of the loan due and payable on demand, or immediately due and payable without further notice and without presentment, demand or protest.

As of June 30, 2016, the outstanding balance of the Non-Negotiable Note was $10,934 and the outstanding balance of the Consolidated Note was $40,122.  We have agreed to secure these Notes with non-marine base assets that have not been pledged to EBRD.

Pursuant to the terms of the Non-Negotiable Note, Investor may, at any time, demand and receive payment of the Non-Negotiable Note by the issuance of our common stock.  The price per share for principal and interest is $0.12.  Investor has the right, at any time, to demand the issuance of shares in satisfaction of the Non-Negotiable Note.  If the issuance of common stock has not been demanded by Investor or made at our election by the June 30, 2017, maturity date, we will be required to repay the principal and interest in cash.

As of the date of this report, none of the semi-annual interest payments under the Consolidated Note have been made to Investor when due.  We have, however, made partial payments to Investor in the aggregate amount of $3,420 to reduce the balance of the Consolidated Note.  The failure to make the full semi-annual payments under the Consolidated Note when due may constitute an event of default under the Consolidated Note.  The default interest rate under the Consolidated Note is 13% per annum.  In the event of a default that remains uncured, Investor may, at any time, demand immediate repayment of the Consolidated Note.  The maturity date of the Consolidated Note is June 30, 2017.  As noted herein the Investor may elect to have the Consolidated Note repaid in common stock of the Company in lieu of cash repayment.  The price per share for principal and interest is $0.10.

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

While we have made significant efforts to increase our revenues and control our operating expenses, we continue to generate net losses.  As noted above, we do not expect a reversal in the trend of lower revenues from operations to improve until world oil prices rebound materially, the credit markets in Kazakhstan improve and the second phase of the Kashagan development ramps up, if then, which at this time is projected to occur no earlier than 2019.  In order to diversify our operations, we have worked to enter the Turkmen and Russian markets.  To date, however, these efforts have not been successful in replacing the lost demand in Kazakhstan.  Unless we are able to exploit other new markets outside of Kazakhstan for our services, we do not believe we will be able to continue to sustain net losses until the second phase of Kashagan development ramps up.  Moreover, we expect the ongoing weakness of world oil prices will continue to have a significantly negative impact on our revenues until such time as oil prices rebound materially.

With ongoing depressed oil prices and the contracted market for the services we offer, we continue to search for new opportunities to generate income.

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

The following table provides an overview of our cash flow during the nine months ended June 30, 2016 and 2015.

	For the nine months ended June 30,
	2016	2015
Net cash provided by operating activities	$ 2,172	$ 2,287
Net cash used in investing activities	(2,150)	(3,001)
Net cash used in financing activities	(300)	(450)
Effect of exchange rate changes on cash	135	(597)
Net Change in Cash	$ (143)	$ (1,761)

Net cash flow from operations for the nine months ended June 30, 2016, was positive, mostly due to a decrease in long term prepaid taxes of $641 and a decrease in other receivables of $219.

Net cash used in investing activities for the nine months ended June 30, 2016, mostly represented the cost of vessel dry-dock incurred during the period.

During the nine months ended June 30, 2016, net cash was used in financing activities to make a partial payment of the balance due to Investor under the Consolidated Note.

	Payment Period
Contractual Commitments		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Loans from Investor	$ 51,056	$ 51,056	$ -	$ -	$ -
Loans from EBRD	36,635	36,635	-	-	-
Accelerated put option liability	25,135	25,135	-	-	-
Operating leases - vessels	6,150	663	1,868	1,763	1,856
Operating leases - other	165	54	108	3	-
Total	$119,141	$113,543	$ 1,976	$ 1,766	$ 1,856

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

See Note 1 – Business Condition to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.01	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.02	Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.01	Certification pursuant to 18 U.S.C. Section 1350 as
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

CASPIAN SERVICES, INC.

Date: August 15, 2016	By:	/s/ Alexey Kotov
Alexey Kotov
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Indira Kaliyeva
Indira Kaliyeva
Chief Financial Officer